Form 10-Q
period 1999-09-30
DALEEN TECHNOLOGIES INC
filed 1999-11-15
CIK 1002658

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[MARK ONE]

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 0-27491


                            DALEEN TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


                       DELAWARE                                                          65-0944514
(State or other Jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification No.)

                    902 CLINT MOORE ROAD                                                   33487
                    BOCA RATON, FLORIDA                                                  (Zip Code)
          (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (561) 999-8000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of outstanding shares of the issuer's class of capital stock as of November 11, 1999, the latest practicable date, is as follows: 18,946,778 shares of Common Stock, $.01 par value.




--------------------------------------------------------------------------------

                                   FORM 10-Q

                    DALEEN TECHNOLOGIES, INC. AND SUBSIDIARY
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999


                                TABLE OF CONTENTS


                                     PART I
                              FINANCIAL INFORMATION


                                                                                                            Page
                                                                                                            ----
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

           Condensed Consolidated Balance Sheets as of December 31, 1998 and
              September 30, 1999 and Pro Forma as of September 30, 1999..................................     3

           Condensed Consolidated Statements of Operations for the three months and
              nine months ended September 30, 1999 and 1998..............................................     5

           Condensed Consolidated Statements of Cash Flows for the nine months ended
              September 30, 1999 and 1998................................................................     6

           Notes to Condensed Consolidated Financial Statements..........................................     7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.........................................................................     9

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...................................    14

                                                   PART II
                                              OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.............................................................................    14

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.....................................................    14

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..............................................................    15

SIGNATURES...............................................................................................    16

                                     PART I
                             FINANCIAL INFORMATION

     Item 1.     Condensed Consolidated Financial Statements.

                    DALEEN TECHNOLOGIES, INC. AND SUBSIDIARY
                     Condensed Consolidated Balance Sheets
                (In thousands, excepts share and per share data)


                                                                                                                         Pro Forma
                                                                                          December 31,  September 30,  September 30,
                                                                                              1998          1999            1999
                                                                                          ------------  -------------  -------------
                                                                                                                (Unaudited)
                                     ASSETS

  Cash and cash equivalents ...........................................................      $   723       $ 8,666        $ 8,666
  Restricted cash .....................................................................           --           123            123
  Securities available for sale .......................................................        5,753         3,083          3,083
  Accounts receivable, less allowance for doubtful accounts of $251
    (unaudited) at September 30, 1999 and $9 at December 31, 1998 .....................        1,202         4,613          4,613
  Costs in excess of billings .........................................................          503         1,859          1,859
  Other current assets ................................................................          176           231            231
                                                                                              ------       -------        -------
        Total current assets ..........................................................        8,357        18,575         18,575

Notes receivable ......................................................................           --           549            549
Deferred offering costs ...............................................................           --         1,100          1,100
Property and equipment, net ...........................................................        2,516         3,030          3,030
Other assets ..........................................................................          152           533            533
                                                                                             -------       -------        -------
        Total assets ..................................................................      $11,025       $23,787        $23,787
                                                                                             =======       =======        =======
                   LIABILITIES REDEEMABLE PREFERRED STOCK AND
                         STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
  Accounts payable ....................................................................      $   459       $   680        $   680
  Accrued payroll and other accrued expenses ..........................................        2,237         4,863          4,863
  Billings in excess of costs .........................................................          429         2,736          2,736
  Other current liabilities .......................................... ................           --            48             48
                                                                                             -------       -------       --------
        Total current liabilities .....................................................        3,125         8,327          8,327
Redeemable preferred stock
  Mandatorily redeemable convertible Series A Preferred Stock-3,000,000 shares authorized, issued and outstanding ($7,500 liquidation value) as of December 31,
    1998 and (unaudited) September 30, 1999; none issued and outstanding pro forma
    as of September 30, 1999 (unaudited)...............................................        7,500         7,500             --
  Mandatorily redeemable convertible Series D and D-1 Preferred Stock-4,908,379 shares authorized, issued and outstanding at December 31, 1998 and (unaudited)
    September 30, 1999 ($15,000 liquidation value); none issued and outstanding pro
    forma as of September 30, 1999 (unaudited) ........................................       14,297        14,416             --
  Mandatorily redeemable convertible Series E Preferred Stock-1,496,615 authorized;
    none issued and outstanding at December 31, 1998 and 1,496,615 shares issued and outstanding at September 30, 1999 (unaudited); none issued and outstanding pro
    forma as of September 30, 1999 (unaudited) ........................................           --        13,407             --

                                       3
                                                                     (Continued)

                    DALEEN TECHNOLOGIES, INC. AND SUBSIDIARY

                     Condensed Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                                                                  Pro Forma
                                                                               December 31,    September 30,    September 30,
                                                                                   1998            1999             1999
                                                                               ------------    -------------    -------------
                                                                                                (Unaudited)
Stockholders (deficit) equity:
  Series C Convertible Preferred Stock - $.01 par value. Authorized
    1,222,222 shares; issued and outstanding 1,213,584 shares at
    December 31, 1998 ($4.50 per share liquidation value) and (unaudited)
    as of September 30, 1999; and none issued and outstanding proforma as of
    September 30, 1999 (unaudited)...........................................    $  5,301        $  5,301         $     --
  Preferred Stock-$.01 par value. Authorized 11,250,000; and none issued or
    outstanding..............................................................          --              --               --
  Common Stock-$.01 par value. Authorized 70,000,000 shares; issued and outstanding 3,240,000 shares at December 31, 1998 and 3,696,796 shares at
    September 30, 1999 (unaudited); issued and outstanding 14,272,229 shares
    proforma as of September 30, 1999 (unaudited)............................          32              37              143
  Stockholders note receivable...............................................          --            (435)            (435)
  Additional paid-in capital.................................................       3,278           4,013           44,531
  Accumulated deficit........................................................      22,508         (28,779)         (28,779)
                                                                                 --------        --------         --------
  Total stockholders' (deficit) equity.......................................     (13,897)        (19,863)          15,460
                                                                                 --------        --------         --------
         Total liabilities, redeemable preferred stock and
           stockholders' (deficit) equity....................................    $ 11,025        $ 23,787         $ 23,787
                                                                                 ========        ========         ========


     See accompanying notes to condensed consolidated financial statements.




                                       4
                                                                     (Continued)

                    DALEEN TECHNOLOGIES, INC. AND SUBSIDIARY

                Condensed Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)



                                                                    Three Months Ended                  Nine Months Ended
                                                               ------------------------------    ------------------------------
                                                               September 30,    September 30,    September 30,    September 30,
                                                                    1998            1999             1998             1999
                                                               -------------    -------------    ------------     -------------
Revenue:
     License fees..........................................       $   973          $ 4,087          $ 1,460         $ 7,836
     Professional services and other.......................         1,557            1,996            2,532           5,362
                                                                  -------          -------          -------         -------
                    Total revenue..........................         2,530            6,083            3,992          13,198
                                                                  -------          -------          -------         -------
Cost of revenue:
     License fees..........................................            --                5                1               8
     Professional services and other.......................         2,040            1,759            3,149           5,415
                                                                  -------          -------          -------         -------
                    Total cost of revenue..................         2,040            1,764            3,150           5,423
                                                                  -------          -------          -------         -------
Gross profit...............................................           490            4,319              842           7,775
Operating expenses
     Sales and marketing...................................           686            1,086            1,903           2,368
     Research and development..............................         1,411            2,698            4,885           6,187
     General and administrative............................         1,329            2,355            3,086           5,649
                                                                  -------          -------          -------         -------
                    Total operating expenses...............         3,426            6,139            9,874          14,204
                                                                  -------          -------          -------         -------
Operating loss.............................................        (2,936)          (1,820)          (9,032)         (6,429)
                                                                  -------          -------          -------         -------
Total nonoperating income..................................           528              179              570             279
                                                                  -------          -------          -------         -------
Net loss...................................................        (2,408)          (1,641)          (8,462)         (6,150)
Accretion of preferred stock...............................            --              (43)              --            (122)
                                                                  -------          -------          -------         -------
Net loss applicable to common stockholders.................       $(2,408)         $(1,684)         $(8,462)        $(6,272)
                                                                  =======          =======          =======         =======
Net loss applicable to common stockholders per
     share - basic and diluted.............................       $ (0.74)         $ (0.46)         $ (2.61)        $ (1.85)
                                                                  =======          =======          =======         =======
Weighted average shares used in basic and diluted
     per share calculation.................................         3,240            3,659            3,238           3,381
                                                                  =======          =======          =======         =======
Pro forma data:
     Pro forma net loss applicable to common stockholders..       $(2,408)         $(1,641)         $(8,462)        $(6,150)
                                                                  =======          =======          =======         =======
     Pro forma net loss applicable to common stockholders
          per share - basic and diluted....................       $ (0.20)         $ (0.11)         $ (0.92)        $ (0.47)
                                                                  =======          =======          =======         =======
Weighted average shares used in pro forma
     basic and diluted per share calculation...............        12,070           14,278            9,194          13,013
                                                                  =======          =======          =======         =======

     See accompanying notes to condensed consolidated financial statements.

                                                                     (Continued)

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARY

                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)





                                                                            Nine Months Ended
                                                                    --------------------------------
                                                                    September 30,     September 30,
                                                                        1998               1999
                                                                    -------------     --------------
Cash flows from operating activities
 Net loss.......................................................          $(8,462)          $(6,150)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization................................              553             1,103
   Bad debt expense.............................................              186               334
   Changes in assets and liabilities:
    Restricted cash.............................................               --              (123)
    Accounts receivable.........................................           (2,030)           (3,745)
    Cash in excess of billings..................................             (520)           (1,356)
    Other current assets........................................               38               (55)
    Other assets................................................               59            (1,481)
    Accounts payable............................................              824               221
    Accrued payroll and other accrued expenses..................            1,451             2,626
    Billings in excess of costs.................................              189             2,307
    Other current liabilities...................................             (144)               48

                                                                    -------------     -------------
        Net cash used in operating activities...................           (7,856)           (6,271)
                                                                    -------------     -------------
Cash flows from financing activities:
  Payment of notes payable......................................           (1,618)               --
  Issuance of notes receivable - other..........................               --              (549)
  Proceeds from sale of preferred stock - Series C, net.........              279                --
  Proceeds from sale of mandatorily redeemable
   convertible preferred stock - Series D and D-1, net..........           14,313                --
  Proceeds from sale of preferred stock - Series E, net.........               --            13,404
  Proceeds from exercise of stock options and bridge warrants...               --               306
                                                                    -------------     -------------
        Net cash provided by financing activities...............           12,974            13,161
                                                                    -------------     -------------
Cash flows from investing activities:
 Capital expenditures, net......................................           (1,638)           (1,617)
 Purchase of securities available for sale......................          (35,125)          (38,113)
 Sales and maturities of securities available for sale..........           28,914            40,783
                                                                    -------------     -------------
        Net cash (used in) provided by investing activities.....           (7,849)            1,053
                                                                    -------------     -------------
Net (decrease) increase in cash and cash equivalents............           (2,731)            7,943
Cash and cash equivalents at beginning of period................            5,030               723
                                                                    -------------     -------------
Cash and cash equivalents at end of period......................         $  2,299            $8,666
                                                                    =============     =============



     See accompanying notes to condensed consolidated financial statements

                                                                    (Continued)

                    DALEEN TECHNOLOGIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


(1)      BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. These condensed consolidated financial statements should be read in connection with the Company's Registration Statement on Form S-1 dated September 29, 1999 (Registration No. 333-82487).


(2)      COMPLETION OF INITIAL PUBLIC OFFERING AND CONVERSION

         On October 6, 1999, the Company sold 4,100,000 shares of the Company's common stock in an initial public offering from which the Company received proceeds of $45,756,000, net of underwriter commissions and offering costs. At that time, the Company's convertible preferred stock was converted into 10,618,578 shares of common stock.

         On October 28, 1999, the underwriters exercised their option to purchase 615,000 additional shares of the Company's common stock, of which 431,400 shares were issued by the Company and from which the Company received net proceeds of $4,814,424.


(3)      BASIC AND DILUTED NET LOSS  PER SHARE

         Basic and diluted net loss applicable to common stockholders per share was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for each period presented. Common stock equivalents were not considered since their effect would be antidilutive.


(4)   UNAUDITED PRO FORMA  FINANCIAL INFORMATION


         Unaudited pro forma basic and diluted net loss applicable to common stockholders per share for the three months and nine months ended September 30, 1998 and September 30, 1999 was computed by dividing pro forma net loss applicable to common stockholders by the pro forma weighted average number of shares of common stock outstanding, which reflects the conversion of preferred stock as if such conversion occurred on the first day of the periods presented as follows:

                                                              (IN THOUSANDS)
                                                       THREE MONTHS      THREE MONTHS
                                                          ENDED              ENDED
                                                       SEPTEMBER 30,      SEPTEMBER 30,
                                                           1998               1999
                                                       -------------     --------------


Net loss applicable to common stockholders               $  (2,408)         $  (1,684)
Reversal of accretion of preferred stock                         0                 43
                                                         ==========          =========


Pro forma net loss applicable to common                     (2,408)            (1,641)
    stockholders

Weighted average shares                                      3,240              3,659
Common stock issued upon conversion of
    preferred stock                                          8,830             10,619
                                                         ---------          ---------

Pro forma weighted average shares                           12,070             14,278
                                                         ---------          ---------
Pro forma basic and diluted net loss applicable
    to common stockholders per share                     $   (0.20)         $   (0.11)
                                                         =========          =========





                                                       NINE MONTHS        NINE MONTHS
                                                          ENDED              ENDED
                                                       SEPTEMBER 30,      SEPTEMBER 30,
                                                           1998               1999
                                                       -------------     --------------

Net loss applicable to common stockholders               $  (8,462)         $  (6,272)
Reversal of accretion of preferred stock                         0                122
                                                         =========          =========
Pro forma net loss applicable to common
    stockholders                                            (8,462)            (6,150)

Weighted average shares                                      3,238              3,381
Common stock issued upon conversion of
    preferred stock                                          5,956              9,632
                                                         =========          =========
Pro forma weighted average shares                            9,194             13,013

Pro forma basic and diluted net loss applicable
     to common stockholders per share                    $   (0.92)         $   (0.47)
                                                         =========          =========



         The unaudited pro forma condensed consolidated balance sheet at September 30, 1999 reflects the conversion of the Series A, D, D-1 and E Mandatorily Redeemable Convertible Preferred Stock and Series C Convertible Preferred Stock to common stock as if such conversion occurred on September 30, 1999.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         The following should be read in conjunction with the Company's unaudited condensed consolidated financial statements, and the related notes thereto, included elsewhere herein. In addition, reference should be made to the Company's audited consolidated financial statements and notes thereto, and related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Registration Statement on Form S-1 dated September 29, 1999 (Registration No. 333-82487).



         OVERVIEW

         We are a leading provider of next-generation billing and customer care software that serves as the core platform of an enterprise solution for integrated communications providers. In March, 1997, our core product, BillPlex, was introduced, and we installed the product in our first customer site shortly thereafter. We derive our revenue primarily through license sales of BillPlex and from related professional services, including implementation and customization services, maintenance and support activities and training services. As we have signed new contracts, our license revenues have grown in dollars as well as a percentage of total revenue, and we expect this trend to continue in the future.

         License revenue of BillPlex includes initial license fees that are based on the numbers of systems users and computer processors. In addition, we charge additional license fees on a "pay as you grow" basis as capacity for the system grows. Also, we have entered into service bureau arrangements with customers and will receive ongoing fees from these activities in the future.

         Results of Operations

         Three Months Ended September 30, 1999 and 1998

         Total Revenue. Total revenue increased $3.6 million, or 140.4%, to $6.1 million for the three months ended September 30, 1999 from $2.5 million for the same period in 1998. Revenue increases from both licenses and services occurred due to a significant increase in the number of implementations in the three months ended September 30, 1999.

         License Fees. License fees increased $3.1 million, or 320.0%, to $4.1 million for the three months ended September 30, 1999 from $1.0 million for the same period in 1998. License fees constituted 67.2% of total revenue in the three months ended September 30, 1999 compared to 38.5% in the same period in 1998. This increase was due to continued growth in the number of implementations.

         Professional Services and Other. Professional services and other revenue increased $440,000, or 28.2%, to $2.0 million for the three months ended September 30, 1999 from $1.6 million in the same period in 1998. Professional services and other revenue constituted 32.8% of total revenue in the three months ended September 30, 1999 compared to 61.5% for the same period in 1998.

         Total Cost of Revenue. Total cost of revenue decreased $275,000, or 13.5%, to $1.8 million for the three months ended September 30, 1999 from $2.0 million in the same period in 1998. Total cost of revenue includes the cost of direct labor, benefits, overhead and materials associated with the fulfillment and delivery of the BillPlex license materials and professional services to customers. The decrease in cost is primarily due to a substantial reduction in the use of outside contract systems integrators from 1998 to 1999. Overall, cost of revenue as a percentage of revenue decreased to 29% in the three months ended September 30, 1999 from 80.6% in the same period in 1998.

         Cost of License Fees. Cost of license fees increased to $5,000 the three months ended September 30, 1999 from nothing in the same period in 1998. Cost of license fees increased with the increase in revenue from license fees in the three months ended September 30, 1999. Cost of license fees approximated 0.1% of license fee revenue in the three months ended September 30, 1999 compared to 0.0% in the same period in 1998. Cost of license fees includes direct cost of labor, benefits and materials for fulfillment and shipment of the BillPlex software.

         Cost of Professional Services and Other. Cost of professional services and other costs decreased $281,000, or 13.8%, to $1.8 million for the three months ended September 30, 1999 from $2.0 million in the same period in 1998. The decrease in cost is primarily due to a substantial reduction in the use of outside contract systems integrators from 1998 to 1999.

         Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and entertainment, promotional and corporate overhead costs. These expenses increased $400,000, or 58.3%, to $1.1 million for the three months ended September 30, 1999 from $686,000 for the same period in 1998. The overall increase was due to the increase in the number of personnel in sales and marketing from 1998 to 1999. As a percentage of revenue, these expenses decreased from 27.1% in 1998 to 17.9% in 1999 as a result of the large increase in total revenue.

         Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product testing and benchmarking, management and quality assurance personnel. Our research and development expenses increased $1.3 million, or 91.2%, to $2.7 million for the three months ended September 30, 1999 from $1.4 million for the same period in 1998. The overall increase was primarily the result of additional software developers, product testing and benchmarking, managers, and quality assurance personnel in the three months ended September 30, 1999 compared to the same period in 1998. As a percentage of revenue, these expenses decreased from 55.8% in 1998 to 44.4% in 1999.

         General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, administrative, human resources, and information systems personnel. Our general and administrative expenses increased $1.0 million, or 77.2% to $2.4 million for the three months ended September 30, 1999 from $1.3 million in the same period in 1998. This increase was primarily the result of additional finance, executive, information systems and human resources personnel, including recruiting costs, to support the growth of our business. As a percentage of revenue, general and administrative expenses decreased to 38.7% in the three months ended September 30, 1999 from 52.5% in the same period in 1998.

         Nonoperating Income. Nonoperating income is comprised primarily of interest income, net of interest expense. Nonoperating income decreased $349,000, or $66.1%, to $179,000 for the three months ended September 30, 1999 from $528,000 for the same period in 1998. This was principally due to lower average investments in 1999.

         Nine Months Ended September 30, 1999 and 1998

         Total Revenue. Total revenue increased $9.2 million, or 230.6%, to $13.2 million for the nine months ended September 30, 1999 from $4.0 million in the same period in 1998. Revenue increases from both licenses and professional services occurred due to a significant increase in the number of implementations in 1999.

         License Fees. License fees increased $6.4 million, or 436.7%, to $7.8 million for the nine months ended September 30, 1999 from $1.5 million in the same period in 1998. License fees constituted 59.4% of total revenue in the nine months ended September 30, 1999 and 36.6% for the same period in 1998. This increase was due to continued growth in the number of implementations.

         Professional Services and Other. Professional services and other revenue increased $2.8 million, or 111.8%, to 5.4 million for the nine months ended September 30, 1999 from $2.5 million in the same period in 1998. Professional services and other revenue constituted 40.6% of total revenue in the nine months ended September 30, 1999 compared to 63.4% in the same period in 1998.

         Total Cost of Revenue. Total cost of revenue increased $2.3 million, or 72.2%, to $5.4 million for the nine months ended September 30, 1999 from $3.1 million in the same period in 1998. Increases in direct labor, materials and corporate overhead accounted for this increase and were due to the significant increase in both license and professional services revenue. These cost increases were partially offset due to the Company substantially reducing the use of outside contract systems integrators from 1998 to 1999.

         Cost of License Fee. Cost of license fees increased $7,000, or 700%, to $8,000 in the nine months ended September 30, 1999 from $1,000 in the same period in 1998. Cost of license fees increased with the increase in revenue from license fees for the nine months ended September 30, 1999. Cost of license fees approximated less than 1% of license fee revenue in the nine months ended September 30, 1999 and 1998.

         Cost of Professional Services and Other. Cost of professional services and other costs increased $2.3 million, or 72.0% to $5.4 million for the nine months ended September 30, 1999 from $3.1 million in the same period in 1998. Cost of services increased in the nine months ended September 30, 1999 due to deploying more resources to support the greater number of implementations performed in the nine months ended September 30, 1999. Overall, cost of professional services and other decreased to 41.1% of total revenue in the nine months ended September 30, 1999 compared to 78.9% in the same period in 1998.

         Sales and Marketing. Sales and marketing expenses increased $465,000, or 24.4%, to $2.4 million for the nine months ended September 30, 1999 from $1.9 million in the same period in 1998. The increase was primarily due to additional personnel in sales and marketing, and the costs of recruiting and relocating these personnel.

         Research and Development. Research and development expenses increased $1.3 million, or 26.7%, to $6.2 million for in the nine months ended September 30, 1999 from $4.9 million in the same period in 1998. The increase was due to significant increased investment in software developers, product testing and benchmarking, managers, and quality assurance personnel, and outside contractors to support our product development of BillPlex.

         General and Administrative. General and administrative expenses increased $2.6 million, or 83.1%, to $5.6 million for the nine months ended September 30, 1999 from $3.1 million in the same period in 1998. This increase was primarily the result of additional finance, executive, information services and human resources personnel, including the costs of recruiting and relocation of these personnel, to support the growth of our business.

         Nonoperating Income. Nonoperating income decreased $291,000, or 51.1%, to $279,000 in the nine months ended September 30, 1999 from $570,000 in the same period in 1998. This was principally due to lower average investments in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception we have invested $4.1 million in capital expenditures. Beyond our capital expenditures, the funds we have raised have been applied to support our working capital needs. Our sources of liquidity as of September 30, 1999 consisted principally of cash and cash equivalents of $8.7 million and securities available for sale of $3.1 million, which consist of short term securities invested in fixed income bonds. The carrying value of our financial instruments approximated their fair values based on current market prices and rates.

         On October 6, 1999, the Company sold 4,100,000 shares of its common stock in an initial public offering from which the company received proceeds of $45,756,000, net of underwriter commissions and offering costs. At that time, all shares of the Company's convertible preferred stock was converted into 10,618,578 shares of common stock.

         On October 28, 1999, the underwriters exercised the option to purchase 615,000 additional shares of the Company's common stock, of which $431,400 shares were issued by the Company and from which the Company received net proceeds of $4,814,424.

         Net cash used in operating activities was $6.3 million in the nine months ended September 30, 1999 and $7.9 million in the nine months ended September 30, 1998. The principal use of cash was to fund our losses from operations.

         Cash provided by investing activities was $1.3 million in the nine months ended September 30, 1999 and cash used was $7.8 million in the nine months ended September 30, 1998. Excess funds are deposited in short-term securities which are then rolled over or cashed depending on the Company's needs at the maturity date.

         Net cash provided by financing activities was $13.1 million in the nine months ended September 30, 1999 and $13.0 million in the nine months ended September 30, 1998. Cash provided by financing activities has consisted of sales of our common and preferred stock.

         We believe that the net proceeds from the initial public offering, together with our current cash, cash equivalents, and securities available for sale, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 18 months.


YEAR 2000 READINESS

         State of Readiness of our BillPlex product. Our review of the Year 2000 readiness of BillPlex is performed as a part of our normal quality assurance program. The current version performs in accordance with the Year 2000 disclosure. We have created a version 2.3 of BillPlex on which we have completed systematic Year 2000 tests. We have found no material Year 2000 compliance issues with respect to version 2.3 of BillPlex. Because BillPlex can be interfaced to a number of third-party systems, we have incorporated programming techniques in our applications designed to help insulate BillPlex from possible non-compliant data inputs from those third-party applications. In addition, the database engine used by BillPlex is designed to store and manipulate date information in a Year 2000 ready manner.

         Our normal quality assurance testing includes testing of certain functionality with the hardware system clock set to dates in the year 2000 and includes testing of certain dates in the year 2000 as inputs. We have only shipped versions of BillPlex that have passed these tests. We anticipate additional testing to be performed in the future. All new products introduced by us are expected to be Year 2000 compliant.

         BillPlex operates in complex network environments and directly and indirectly interacts with a number of other hardware and software systems. We have not performed comprehensive tests on all hardware on which BillPlex may operate or extensive tests on all hardware, software, switches and other devices that may operate in conjunction with BillPlex, or provide data to or receive data from BillPlex. Custom interfaces written by us, our partners, our customers, or other third parties have also not been tested. Since our testing does not cover every possible system configuration or computing environment, some of our customers may have Year 2000 problems with products that we believe are Year 2000 compliant.

         State of Readiness of our Internal Systems. We may be affected by Year 2000 issues related to non-compliant internal systems developed by us or by third-party vendors. Based on the information made available to us by the respective manufacturers or publishers, we believe that we have identified and corrected all of the major computers, software applications and related equipment used within our internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to our business.

         Systems Other Than Information Technology Systems. Our internal operations and businesses are also dependent upon computer-controlled systems of third parties such as suppliers, customers, and service providers. The operation of our office and facilities equipment, such as fax machines, photocopiers, security systems, elevators, other common devices and utilities may be affected by the Year 2000 problem. We are currently assessing the potential effect of, and costs of remediating, the Year 2000 problem on this equipment. We believe that absent a critical failure beyond our control, such as prolonged loss of electrical or telephone service, Year 2000 problems experienced by third-parties will not have a material impact upon us, but, we have no contingency plan for such critical failures as electrical and phone service.

         Suppliers. We have gathered information from our significant suppliers to identify and, to the extent possible, resolve issues involving the Year 2000 problem. Based on written certifications or oral representations from these suppliers, we do not believe our business will be materially affected due to the failure of any of these suppliers to be Year 2000 ready. However, we have limited or no control over the actions of our suppliers. Thus, while we expect that we will be able to resolve any significant Year 2000 problems with our systems, we cannot guarantee that our suppliers will resolve any or all Year 2000 problems with their systems before our business is materially disrupted. Any failure of our suppliers to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on our business, financial condition, or operating results.

         Customers. Our customers rely heavily on technology. We cannot assure you that our customers will successfully address their own Year 2000 problems. Their failure to do so could cause them to change their purchasing decisions, which could have a material adverse effect on our business, financial condition, or operating results.

         Most Likely Consequences of Year 2000 Problems. We believe we have identified and resolved all internal Year 2000 problems that could materially adversely affect our business, financial condition, or operating results. We also believe, however, that it is not possible to determine with complete certainty that we have identified or corrected all Year 2000 problems affecting us. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, we cannot accurately predict how many failures related to the Year 2000 problem will occur, or the severity, duration, or financial consequences of those failures.

         Risks. Any failure by us to make our products Year 2000 compliant could result in a decrease in sales of our products, an increase in allocation of resources to address Year 2000 problems of our customers without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by our customers due to such Year 2000 problems. Failures of our internal systems could prevent us from processing orders, issuing invoices, and developing products, and could require us to devote significant resources to correcting such problems. Due to the general uncertainty inherent in the Year 2000 computer problem, resulting from the uncertainty of the Year 2000 readiness of third-party suppliers and vendors, we are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on our business, results of operation, and financial condition.

         Contingency Plans. We are currently nearing completion of the development of contingency plans to be implemented as part of our efforts to identify and correct Year 2000 problems affecting our internal systems. Depending on the systems affected, these plans could include:

         -        accelerated replacement of affected equipment or software;

         -        short to medium-term use of backup equipment and software;

         - increased work hours for our personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 problems which arise or to provide manual workarounds for information systems; and

         -        other similar approaches.

         If we are required to implement any of these contingency plans, those plans could have a material adverse effect on our business, financial condition or operating results.

FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q and certain documents incorporated by reference into this Form 10-Q contain forward-looking statements. These forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks and uncertainties that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by works such as may, will, should, expects, plans, anticipates, believes, estimates, predicts, potential or continue, or the negative of these and similar words.

         Forward-looking statements include, without limitation, the extent and timing of future revenue and expenses and customer demand for our products and services as described in our Form S-1 Registration Statement dated as of September 29, 1999 (Registration No. 333-82487) under "Risk Factors." These risk factors include statements regarding the fact that we have not achieved profitability and may continue to incur net losses, our limited history operating as a software company, our quarterly operating results may fluctuate in future quarters, our business is highly dependent on a limited number of customers, our competition, our ability to effectively manage the growth of our operations, and other risk factors identified in the Registration Statement. See also the Safe Harbor Compliance Statement attached as
Exhibit 99.1 to this Report.

         Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our actual results could differ materially from the results anticipated in these forward-looking statements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform these statements to actual results.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our financial instruments consist of cash that is invested in institutional money market accounts and short term securities invested in corporate fixed income bonds. At September 30, 1999, the carrying value of our financial instruments approximated their fair values based on current market prices and rates. We do not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in commodities prices or foreign currency exchange rates.


                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         We are not a party to any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On October 6, 1999, the Company sold 4,100,000 shares of its common stock in an initial public offering from which we received proceeds of $45,756,000 net of underwriter commissions and offering costs. At that time, there were 3,000,000 million shares of Series A Preferred Stock issued in September, 1997; 1,213,584 shares of Series C Convertible Preferred Stock issued in November, 1997; 4,221,846 shares of Series D Preferred Stock issued in June, 1998; 686,533 shares of Series D-1 Preferred Stock issued in June, 1998; and 1,496,615 shares of Series E Preferred Stock issued in June, 1999. All redeemable preferred stock automatically converted into 10,618,578 common shares upon the effectiveness of the initial public offering.

         On October 28, 1999, the underwriters exercised their option to purchase additional shares to cover over-allotments. 431,400 common shares were purchased from which the Company received proceeds of $4,814,424 net of underwriter commissions and offering costs.

ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibits

         Exhibit 27.1      Financial Data Schedule (for SEC use only).

         Exhibit 99.1      Safe Harbor Compliance Statement.

         Reports to be filed on Form 8-K

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DALEEN TECHNOLOGIES, INC.



Date: November 15, 1999             /s/ James Daleen
                                    -----------------------------------
                                    James Daleen
                                    Chairman of the Board of Directors and Chief
                                    Executive Officer
                                    (Principal Executive Officer)



Date: November 15, 1999             /s/ Richard A. Schell
                                    -----------------------------------
                                    Richard A. Schell
                                    Chief Financial Officer
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)