Form 10-K405
period 1999-12-31
DALEEN TECHNOLOGIES INC
filed 2000-03-30
CIK 1002658

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                        ---------------------------------
                                    FORM 10-K
                       ----------------------------------

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

                         COMMISSION FILE NUMBER: 0-27491

                            DALEEN TECHNOLOGIES, INC.
             (Exact name of registrant as specified in Its charter)


          DELAWARE                                      65-0944514
(State or other Jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

     1750 CLINT MOORE ROAD
      BOCA RATON, FLORIDA                                 33487
(Address of principal executive offices)               (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (561) 999-8000

                        ---------------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

                        ---------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask quotations for the Common Stock on March 21, 2000 as reported by The Nasdaq National Market, was approximately $273 million. The shares of Common Stock held by each officer and director and by each person known to the Registrant who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 21, 2000, Registrant had outstanding 21,477,733 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held June 6, 2000 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

                           FORWARD-LOOKING STATEMENTS

CERTAIN MATTERS DISCUSSED IN THIS ANNUAL REPORT ON FORM 10-K MAY BE CONSIDERED "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF DALEEN TECHNOLOGIES, INC. AND ITS SUBSIDIARIES AND MEMBERS OF ITS MANAGEMENT AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS INCLUDE INTEGRATION OF RECENTLY ACQUIRED BUSINESSES AND ADVERSE DEVELOPMENTS WITH RESPECT TO THE COMPANY'S OPERATIONS. THESE AND ADDITIONAL IMPORTANT FACTORS TO BE CONSIDERED ARE SET FORTH UNDER "ITEM 1. BUSINESS - CERTAIN RISK FACTORS AND INVESTMENT CONSIDERATIONS," "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND IN THE OTHER SECTIONS OF THIS ANNUAL REPORT ON FORM 10-K. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    We are a leading provider of eBusiness software solutions for integrated communications providers, or ICPs. We offer several product lines to our target markets to meet their needs for customer management and billing, partner management and service activation. Our products, BillPlex, eCare, SwitchFlow, Voyager, RequestFlow and PicWare, enable our customers to provide comprehensive, Internet-enabled billing, provisioning, and customer and partner management for a wide array of communications services that include local, long distance and wireless voice, Internet access and other data services, and application hosting. Our products are designed to enable providers of multiple communications services to compete more effectively while lowering the total costs of their strategic eBusiness services. The bundling by communications providers of multiple service offerings is referred to in the industry as convergence. Our products' innovative software architectures give service providers the ability to rapidly and cost-effectively launch convergent service offerings and provide their customers with a single, unified invoice and a single point of contact for customer management across all services.

    In December 1999, we acquired all of the issued and outstanding capital shares of Inlogic Software Inc., a Nova Scotia corporation ("Inlogic"). Since its inception in early 1997, Inlogic developed, maintained and licensed eBusiness software solutions for customer and partner relationship management, including Web-enabled customer self-care and electronic bill presentment and payment (EBPP), as well as business-to-business gateway solutions that support streamlined workflows and automated processes between trading partners. The Inlogic acquisition has enabled us to further develop and offer eCare, Voyager, SwitchFlow, RequestFlow and PicWare in conjunction with BillPlex. eCare is designed to provide a personalized Internet portal that allows a provider's customers, partners and suppliers to engage in online purchasing, ordering, status tracking and other business through the Internet. Voyager, SwitchFlow, RequestFlow and PicWare are designed to facilitate the transfer and activation of services.

    We utilize our direct sales organization and a variety of strategic marketing alliances to reach our targeted customer base of companies that are seeking to provide multiple, convergent communications services.

INDUSTRY BACKGROUND

         THE COMMUNICATIONS INDUSTRY

         There is significant competition in the communications industry today in the United States, due to deregulation that began with the breakup of AT&T in 1984 and intensified as a result of the Telecommunications Act of 1996. These events, along with similar deregulation and privatization trends in Canada, Latin America, Europe and Asia, have increased competition worldwide by allowing new entrants into the market. Many new service providers have emerged that seek to gain market share from incumbent service providers, such as local exchange carriers, long distance service providers, and wireless companies. At the same time, customers have begun to demand, and service providers are making available, an increasing variety of communications services, including:

         o traditional voice services, such as local exchange and long distance;

         o wireless services, such as cellular, paging, personal communication services, or PCS, and satellite communications;

         o data services, such as Internet access and digital subscriber lines;

         o video services, such as cable television and pay-per-view services;

         o new voice services, such as voice over internet protocol, or Internet telephony; and

         o application hosting services, such as those offered by third-party application solution providers, or ASPs, providing end users with remote access and usage of application software systems.

         Customers now have greater freedom of choice for their communications needs and, consequently, core communications services have become a commodity in this highly competitive market. As customers seek the lowest priced communications services, the rate of customer turnover among providers, or churn, has increased dramatically. As a result, service providers must find new ways to distinguish themselves from their competitors to win new customers and retain their existing customers. Service providers are seeking to acquire new customers by focusing on rapid new service deployment, increased marketing activities, attractive new rate programs and creative discounting. These service providers also are trying to attract new customers as well as retain existing customers by providing superior customer care. In addition, many service providers increasingly have begun to bundle together and cross-discount various combinations of communications services to differentiate themselves.

         EMERGENCE OF INTEGRATED COMMUNICATIONS PROVIDERS AND CONVERGENT
SERVICES

         These vast changes in the communications environment, particularly the growth of Internet usage and other data services, have spawned a new generation of integrated communications providers, or ICPs, that bundle a variety of communications services. This merging of formerly separate services, known as convergence, has created the framework for new market entrants and incumbent providers to aggressively move toward multi-service market offerings. ICPs can be incumbent service providers, such as AT&T, Worldcom and BellSouth, who historically offered a single service but are adding cable television, wireless telephony, Internet access or other services, or new market entrants, such as Level 3 Communications, Qwest Communications International and other emerging regional ICPs.

         SERVICE PROVIDER INFORMATION SYSTEMS

         Convergence has far-reaching effects on a service provider's business model and the processes and systems that support it. Service providers rely on information systems to perform mission-critical operations such as service activation, provisioning, customer service and billing. Limitations in a provider's information system can increase the provider's operating costs, as well as prevent it from offering new services or marketing programs. This may impair its competitiveness and financial performance.

         Customer management and billing, partner management and service activation solutions are among the key components of a service provider's information systems, because they enable the provider to better manage its customers and revenues; to dynamically change and grow service offerings, marketing programs and rate plans; and to automate and streamline processes, transactions and interactions between trading partners. In today's intensely competitive communications market, we believe customer and partner management systems can provide a competitive advantage as service providers attempt to differentiate themselves by providing superior features such as bundled service offerings, cross-discounting, Web-enabled and one-call customer service, automated service activation and a single bill for multiple services.

         Many software systems currently in use were created before the emergence of today's competitive market. Service providers have been forced to repeatedly modify these legacy systems over time as they have introduced new offerings, marketing promotions and rate plans in response to intense competition. As a result, many existing service providers maintain an extremely complex information systems environment consisting of numerous proprietary systems. These systems have only limited interoperability with other elements of the information system that may be acquired by a service provider or created as a result of a new product or service offering. These patchwork systems frequently employ older technologies, are costly to maintain, were designed to support a single communications service, and are not Web-enabled. They require significant time, resources and effort to modify, making it difficult for service providers to respond quickly and competitively with innovative marketing promotions and new service offerings.

         NEXT-GENERATION SYSTEM REQUIREMENTS

         Over the past decade, a first-generation of third-party customer management and billing (CM&B) vendors emerged as service providers began to replace their older software. While several sizable and profitable CM&B vendors have emerged, we believe the first-generation CM&B systems still have not delivered the performance and functionality that service providers demand. In general, first-generation CM&B systems still employ older technologies and architectures, were designed before the proliferation of ICPs, are inflexible and require substantial amounts of costly customization and maintenance. In addition, we believe that service providers will move their current business processes and software systems to an Internet-enabled eBusiness model in order to attract and retain customers, as well as lower their labor and other operating costs.

         Customer management and billing, partner management and service activation systems must enable service providers to respond quickly to competition and changing market conditions in today's fast-growing, dynamic environment. We believe that both existing and emerging ICPs are looking for next-generation solutions that are designed to:

         o support multiple, convergent communications services and the rapid deployment of new services and pricing programs;

         o provide Internet-based access and process automation for both customers and business partners;

         o interoperate with other components of the service provider's information system; and

         o enable easy modification and maintenance without a costly information technology staff.

THE DALEEN SOLUTION

         We are a leading provider of next-generation, Internet-enabled customer management and billing, partner management and service activation software that can serve as the core of an enterprise solution for integrated communications providers. Our products, BillPlex, eCare, SwitchFlow, Voyager, RequestFlow and PicWare, enable our customers to provide comprehensive, Internet-enabled billing, provisioning, and customer and partner management for a wide array of communications services that include local, long distance and wireless voice; Internet access and other data services; and application hosting. Our products play a key strategic role in a service provider's business by improving its ability to compete effectively while simultaneously lowering the total cost of providing customer and partner management services. They are designed to enable service providers to capture the key business benefits of:

         INCREASED REVENUE AND MARKET SHARE. BillPlex and eCare have been designed as next-generation, convergent software solutions to provide billing and customer care for companies seeking to provide multiple communications services. Their innovative architectures have the inherent flexibility to enable the offering of new communications services and marketing programs and to respond rapidly to dynamic market conditions. BillPlex and eCare enable a service provider to increase revenue and market share by:

         o shortening the time required for a new market entrant to launch its business or for an existing provider to offer new promotions and services;

         o promoting its products and services and attracting new customers through an Internet-enabled multimedia catalog, with online ordering and service activation;

         o allowing a provider to immediately activate services when a subscriber is added to the system;

         o enabling a provider to offer targeted marketing programs and service bundles that are optimized for maximum revenue and market penetration; and

         o generating real-time bills that are accurate and easy to understand, reducing fraud, disputed charges and uncollected revenue.

         A PRE-CONFIGURED, WHOLE-PRODUCT SOLUTION. Our eBusiness solutions are complete, Web-enabled customer management and billing, partner management and service activation solutions, providing a comprehensive suite of functions and the ability to offer multiple, convergent communications services under a single, unified invoice and a single, uniform customer interface. In addition, BillPlex is available in pre-configured market packages, which enable providers to enter specific markets and rapidly launch customized services with minimal system implementation costs. We currently offer packages for competitive local exchange carriers, or CLECs, ICPs, application service providers, or ASPs, and providers of Internet access and data services. We are developing packages for other market segments.

         IMPROVED CUSTOMER SERVICE AND CUSTOMER RETENTION. BillPlex and eCare enable a service provider to offer superior customer care and responsiveness, thus increasing customer retention. With BillPlex, service providers can create flexible, unified invoices for all segments of their customer bases. For example, BillPlex enables service providers to better serve business subscribers through custom-tailored invoices that match individual organizational structures and accounting needs, and residential customers through personalized service bundles that increase customer loyalty and the costs of switching to a different service provider. In addition, BillPlex enables a customer service representative to provide superior customer care and responsiveness through real-time access to all necessary subscriber account information. eCare allows subscribers to view and manage their own accounts, add and change services, view bills and conduct usage analysis, and interact with their service provider 24 hours per day, seven days per week over the Internet.

         ENTERPRISE INTEGRATION AND INTEROPERABILITY. Our products are designed for seamless integration with other applications in a service provider's enterprise operations environment. Our industry standards-based, open application programming interfaces, or APIs, allow our products to interoperate with other software programs without writing custom interfaces. Our open APIs lower the cost of installation and allow customers to upgrade our products and their enterprise applications independently, reducing the lifetime costs of system operation and maintenance.

         FLEXIBILITY, SCALABILITY AND RELIABILITY. Our products can grow with a service provider's needs, scaling down to the needs of the smallest new market entrant or scaling up for the environment of a large, incumbent service provider. Under our pricing model, customers have the ability to purchase additional licenses and products as needed. In addition, our products' flexible architectures enable our customers to easily support additional communication service offerings, should they choose to bundle more services in the future. BillPlex allows providers to distribute database information and processing across multiple servers, which minimizes the impact of a server failure and maximizes system availability and reliability.

         INCREASED PRODUCTIVITY AND LOWER TOTAL OPERATING COSTS. Our products also enable service providers to streamline and automate business processes, resulting in increased productivity and lower operating costs. BillPlex simplifies system management and user training, because it is a comprehensive billing solution that allows multi-service rating, customer management, and invoicing from a common platform that integrates with other applications in a service provider's environment. Additions and modifications to service offerings, rate plans, and subscribers do not require changes to core BillPlex software, and our toolkit allows our customers to perform all functions necessary to adapt, extend, maintain and update their system, providing lower maintenance costs in comparison with first-generation systems. eCare reduces or eliminates the need for large call centers staffed with customer service representatives. Finally, our partner management and service activation products, Voyager, PicWare, RequestFlow and SwitchFlow, provide automated data exchange and process integration between software systems and trading partners, eliminating manual labor costs, errors and time delays in establishing new services for customers.

STRATEGY

         Our goal is to become the leading provider of eBusiness software solutions to ICPs by:

         AGGRESSIVELY TARGETING ICPS. We believe our products are well suited for the ICP market. BillPlex has been designed from inception as a truly convergent, rapid time-to-market solution, providing a comprehensive product solution for customer management and billing that a communications service provider needs to be competitive. eCare meets their requirements for Web-enabled product catalogs, electronic bill presentment and customer self-care, and our partner management and service activation products provide trading partner integration that is essential for the fast response times and lower operating costs required in this intensely competitive environment. We believe that our innovative solutions provide us with an opportunity for significant growth as broad industry trends continue to drive the dynamic expansion of the ICP market.

         BUILDING A SCALABLE, SOFTWARE-BASED BUSINESS MODEL. We provide pre-configured software solutions that require minimal customization, as compared to the highly customized nature of most legacy and first-generation systems. We believe that our pre-integrated packaged solutions provide us with a competitive advantage that we intend to exploit as we pursue our market leadership goal. This approach is designed to permit us to achieve the high margins and rapid growth typical of software companies.

         LEVERAGING STRATEGIC MARKETING ALLIANCES. We have established strategic marketing alliances with industry-leading information systems integrators, such as CAP Gemini, Danet, Ernst & Young and Unisys, and with providers of complementary information system components, such as Eftia, MetaSolv, Oracle, Vertex and Vitria. These alliances help extend our market coverage and provide us with new business leads and access to a large pool of highly trained implementation personnel. We are continually seeking to expand the number of partners we work with to further penetrate the market and accelerate our growth.

         DEVELOPING AND MAINTAINING LONG-TERM CUSTOMER RELATIONSHIPS. We seek to develop and maintain long-term, mutually beneficial relationships with our customers. Our pricing model is targeted to attract and retain customers through all phases of their growth. We believe that long-term relationships with rapidly growing customers will lead to additional product sales, customer references and ongoing support and maintenance revenue.

         EXPANDING INTO NEW GEOGRAPHIC MARKETS AND INDUSTRY SEGMENTS. Our current customers are located primarily in the United States, Canada and Latin America. We intend to target and penetrate new geographic markets, particularly Europe and other international markets, as these markets continue to experience market trends similar to those that have driven growth in the United States. Our current plans are for entry into Europe in 2000 and into Southeast Asia in 2001. Further, we intend to penetrate additional market segments, such as the cable television and utilities markets, through the development and release of pre-configured packages specifically targeted at those market segments. We have no scheduled entry dates for penetrating these markets at this time.

PRODUCTS

         Our products provide Web-enabled integration of a comprehensive enterprise solution, allowing communications service providers to perform complex, mission-critical functions such as marketing; online purchasing, ordering and status tracking; subscriber account creation, service provisioning and management; rating, billing and payment processing; local number portability; and automated processing of orders for subscribers who are selecting or changing their long-distance carriers. Our product designs give service providers the ability to rapidly and cost effectively deploy a convergent service offering -- including multiple, usage-based services, a single, unified invoice, trading partner integration and a single point for customer relationship management. Our flexible, distributed architectures support the Windows NT and/or Unix operating systems. Our industry-standard open APIs allow rapid integration with a variety of operational and business support systems. eCare provides a web interface that allows subscribers to view their account status and perform other self-care functions at any time over the Internet. Most of the Inlogic products have been recently released or are still in development.

         BILLING SOLUTIONS. BillPlex is our flagship billing product. It is a comprehensive customer management and billing solution that is designed to serve as the core of an enterprise solution for providers of communications and information services. Its key features include account and service provisioning, subscriber management, usage processing, billing and payment processing, and reporting.

         BillPlex is available in several market-based packages, which are specifically configured to meet the requirements of the segments they serve. Our current market packages, and those under development, are designed to provide a complete, service-ready rating and billing system that includes:

         o pre-configured data reports that enable the provision of services, a standard invoice, rate plans, payment applications and documentation that tailor BillPlex to meet the requirements for particular markets;

         o the ability to easily work with third-party applications, such as taxation and address validation, for a particular market; and

         o standardized set-up, configuration and testing to ensure proper implementation and optimal performance within predefined parameters.

         We believe service providers gain a number of advantages from our pre-configured market packages. Providers are able to launch service much faster and at lower costs than if they implemented a traditional CM&B system since all of the business processes and program settings appropriate to their market model have already been pre-configured in the BillPlex market package software. Because the market packages are based on the core BillPlex product, the service provider retains all of the system flexibility, adaptability, and low total cost of ownership that the BillPlex architecture provides. Providers can quickly add new services, rate plans, and promotional programs as needed without expensive and time-consuming customization.

         We currently have market packages for the CLEC, ICP, Data Services and ASP markets. These packages are complete, service-ready CM&B systems that enable the providers in each segment to bill for the services that are appropriate in that segment, which may include residential and business local and long distance services; calling card services; wholesale service offerings; residential and business dial-up, digital subscriber line, or DSL, and dedicated Internet access; and web, application and content hosting. We are currently planning to release a market package for the wireless market some time in 2000.

         ECARE. eCare is an innovative, early stage Web-based product suite that presents customers, partners and suppliers with an engaging, personalized and intuitive environment for performing comprehensive and personalized self-care. eCare establishes a unified, personalized, media-rich portal that enables users to explore and research products and services; engage in online purchasing, ordering and status tracking; receive service outage notifications and reports; resolve service problems; view bills; and perform bill usage analysis. All users have the ability to conduct business directly and receive immediate interactive assistance, 24 hours per day, seven days per week, while at all times being insulated from the complexities of a service provider's operations. eCare utilizes leading-edge authentication and encryption technologies to secure all information exchanged. Its key features include business process integration, flexible electronic bonding, workflow process integration with existing business support systems (BSSs) and operational support systems (OSSs) through an open OSS mediation layer, a scalable distributed architecture, and the ability to deliver personalized multimedia content.

         SERVICE ACTIVATION SOLUTIONS. SwitchFlow is our flagship service activation product. It performs automated flow-through service activation and network provisioning for voice and data services. Key features of SwitchFlow include the ability to rapidly define the services and features in use by the service provider, spanning multiple network devices and network domains; the ability to interface with design and assign and order manage systems to automate network and service provisioning, and to perform the dynamic and intelligent translation from the business services to underlying network technology commands; a full audit trail of decomposition, vendor commands and device responses for tracing and debugging; full recoverability in case of system failure; support for the definition and management of the inventory of provisionable network devices; modular plug-and-play service drivers for each of the specific classes of vendor devices, incorporating interface, protocol and authentication requirements; definable network access windows; and rapid integration with existing order management systems and new network devices through external system interfaces.

         PARTNER MANAGEMENT SOLUTIONS. We offer three complementary products that are foundational elements for a comprehensive, automated and integrated approach to partner management. These products are Voyager, RequestFlow and PicWare.

         Voyager is a local number portability (LNP) provisioning solution which allows service providers to offer local telephone service to customers without requiring them to change their existing telephone number. Voyager allows competitive service providers to manage multiple ranges of telephone numbers under one single order and to keep track of non-contiguous ranges that fall in the same order, resulting in better organization of orders, easier reconciliation and fewer conflict resolution calls to other service providers. It also allows them to quickly correct any discrepancies between their databases and the Number Portability Administration Center (NPAC), as well as view, manage and acknowledge NPAC notifications, including events pertaining to changes in subscription versions, conflicts, and service provider and network data changes. It maintains subscription histories, as well as provides numerous functions that ease the administration requirements for LNP, including the initiation of audits through the NPAC of information contained in other service providers' systems, the ability to manage area code splits, automatic update of network data at the beginning and expiration of the permissive dialing period, and query and report management tools.

         RequestFlow is a complete interconnection solution for Local Service Requests (LSRs) and Access Service Requests (ASRs), automating the composition and exchange of LSRs and ASRs between service providers. Key features of RequestFlow include: service request management for composing, revising and managing requests for services to be fulfilled by trading partners; the ability to rapidly define and manage the processing, validation and transmission characteristics of individual trading partners; transmission management services, which allow competitive service providers to view and manage all inbound and outbound transmission activity with trading partners, and to initiate action in the event of transmission or processing failures; mapping and transformation of data to the specific format required for a given trading partner, such as EDI, fax, flat file, CORBA or another format; and rapid integration with existing order management, local number portability or other provisioning systems.

         PicWare is a Primary Inter-Exchange Carrier/Customer Account Record Exchange (PIC/CARE) solution, which provides access providers with fully automated processing of orders for subscribers who are selecting or changing their long-distance carrier. Key features of PicWare include: a feature-rich user interface which supports order entry of transactions, customer account management, billing telephone number management, switch reconciliation management, transmission management, trading partner profile maintenance and system static table maintenance, supporting all core industry PIC/CARE processes; the ability to communicate with multiple trading partners through configurable transmission, routing and processing rules for inbound and outbound transmissions; the ability to process and validate transactions according to industry rules, automatically taking the appropriate provisioning action and preparing the necessary response for the trading partner; interaction with switch provisioning systems in order to perform automated provisioning; rapid and seamless integration with existing order management, local number portability or other provisioning systems; and a suite of standard reports for service level agreements (SLAs), customer winbacks and billable usage, as well as the ability to create ad-hoc reports using a standard reporting tool.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

         Our customer services are designed to provide customers with superior support while giving them the tools and knowledge they need to independently run their day-to-day operations. We provide the following services:

         PROFESSIONAL CONSULTING SERVICES. We provide a variety of professional consulting services to assist customers in the implementation, modification and customization of our products and market-based packages. We work with customers to establish business models and processes that utilize our products to increase their market power and lower their operating costs.

         TRAINING. We offer training programs for system operators, billing administrators and supervisors of customer service representatives. Our training programs are designed to provide customers with the tools and education they need to be able to train their own personnel for maximum effectiveness.

         MAINTENANCE. We have a comprehensive maintenance and support program which provides customers with timely and high-quality maintenance and support services for our products. These services are generally provided under maintenance agreements between our customers and us. These agreements entitle our customers to multiple levels of telephone technical support for prompt and professional response to customer questions or problems and maintenance. We also provide customer self-service capabilities 24 hours per day through our online maintenance tracking system.

         THIRD-PARTY SOFTWARE FULFILLMENT. When our customers require it, we provide a complete solution by offering third-party software products they may need to rapidly implement their systems. We provide enabling platform products, such as the Windows NT operating system and Oracle database software; complementary products that integrate with ours, such as QMS address validation software; and tools that support development and reporting, like Crystal Reports or Borland's development toolkit software.

TECHNOLOGY

         Our products were developed using open architectures with industry standards-based application programming interfaces, or APIs, which enable them to readily integrate with other software applications. These APIs create an object-oriented, multi-layered architecture that supports an enterprise-wide, distributed environment, with the following benefits:

         o increased system price/performance, reliability, scalability and manageability;

         o a modular environment in which applications can be integrated rapidly and upgraded independently;

         o simplified, lower-cost application development and maintenance efforts;

         o the ability to easily extend and adapt their functionality to a customer's operational support system, or OSS, and business support system, or BSS; and

         o interoperability with a large number of applications and systems.

         BillPlex's multi-layer, or N-tier, architecture consists of the following:

         BILLING APPLICATION FRAMEWORK. This tier employs a flexible and scalable messaging protocol to support a distributed, event-driven framework for extending and adapting BillPlex functions to meet the most complex customer requirements. The API provided by the billing application framework allows a customer to tailor BillPlex's functions like rating and enables its interoperability with external third-party systems like taxation or mediation. The billing application framework allows applications to run on any server in a network environment, offering greater scalability and throughput.

         DATA TIER. Using a layer of business data objects, enterprise applications can access not only BillPlex's relational database but also third-party data sources, enabling the development of applications with transparent access to any data source. Business data objects encapsulate data access functions for entities such as subscriber, service and rate plans.

         ENTERPRISE APPLICATION FRAMEWORK. This three-layer framework consists of business process objects, business rule objects, and business data objects. Business process objects encapsulate processes such as service order creation. Business rule objects enforce rules required by customers and the underlying data model. This partitioning offers greater flexibility by allowing dynamic modification of business rules and processes without changing data objects. The enterprise application framework supports transaction integrity and resource pooling, offering a scalable, reliable environment for mission-critical enterprise applications.

         ENTERPRISE APPLICATION TIER. This tier includes enterprise applications, such as customer relationship management, decision support, enterprise resource planning software and network management systems, that use the BillPlex enterprise application framework API to access BillPlex's data and functions, as well as other databases and applications supported by the framework.

         CLIENT TIER. The client tier includes any application that allows an end user to access BillPlex. For example, this application can be a customer service representative using BillPlex's graphical user interface client, an eCare user browsing for self-care, a sales agent using eCare or a customer relationship management application to sell services to customers or a network administrator using an operational support system application to manage network inventory.

         eCare's performance and scalability are achieved through a multi-threaded, multi-process distributed object architecture, designed with advanced Web and transaction server technologies. It uses an open, cross-platform architecture that reaches external gateways to communicate with partners and suppliers to complete provisioning requests. eCare customer applications are supported by the following two architectural layers:

         ECARE APPLICATIONS FRAMEWORK. This framework supports the eCare applications utilizing state-of-the-art Internet and e-commerce technologies, including: XML, intelligent Java beans and supporting servlets and applets, and platform independent Internet scripting languages such as Java Server Pages. The multi-threading and multi-process architecture provides the capability to support the high traffic volumes typically associated with Internet portals.

         EBUSINESS FRAMEWORK. The eBusiness Framework facilitates the seamless integration of electronic business applications into operational environments, supporting both legacy and emerging technologies. This CORBA-based framework enables the service provider to graphically define the complex business processes that are typically required by advanced e-commerce activities including, but not limited to, self-service ordering and customer self-registration. It provides the flexibility required to natively support additional business applications such as ERP, order management systems (OMS), billing and customer care, OSSs, or to support these interface requirements via pre-packaged enterprise application interface (EAI) vendor plug-ins or connectors.

         SwitchFlow offers a scalable, distributed architecture based upon a persistent queue-based transaction processing technology, which allows the recovery of all transactions in the event of a system failure. Its application integration framework and standards-based CORBA application program interfaces allow SwitchFlow to be rapidly integrated with existing order management and provisioning systems.

         Voyager is based upon a highly configurable, event-based paradigm. Its persistent queue-based transaction processing technology enables Voyager to ensure transaction integrity and distribution to NPACs and other integrated systems. Voyager is built according to a multi-threaded, multi-process, distributed topology that allows multiple service providers to access multiple NPAC interfaces and accommodates increasing volumes of ported numbers. Scalability is provided through configurable and tunable factors, and redundancy is supported with full recovery ability through process auto-recycling and automatic failover. System watchdogs monitor overall system health and are capable of handling planned and unplanned NPAC outages.

         RequestFlow is built on a flexible and scalable multi-tier architecture that provides a generic framework for managing different business objects such as LSRs, ASRs and 911 transactions, with plug-in modules that contain the specific business functions and business rules required for individual trading partners. Its applications integration framework and standards-based CORBA application programming interfaces allow it to be seamlessly integrated with existing order management, local number portability, billing and other provisioning systems.

         PicWare contains a multi-tier architecture with configurable and tunable factors that enable service providers to maximize performance and throughput and handle ever-increasing transaction volumes. The heart of the architecture is the Provisioning Subsystem, a multi-threaded processing engine which oversees all system interactions with trading partners and external systems, managing the operation of all PIC/CARE provisioning processes in real-time. It utilizes an applications integration framework and standards-based CORBA application programming interfaces that allow it to be seamlessly integrated with existing order management, local number portability and other provisioning systems.

CUSTOMERS

         Our typical customers are companies that are seeking to provide multiple communications services including local, long distance and wireless voice communications, Internet access and other data communications services. We believe our customers benefit from our products' design for multiple, convergent services, as well as scalability and flexibility. We also believe our customers value our comprehensive design, rapid installation time, ease and speed of downstream changes, pre-integration with other enterprise applications and low operating costs.

         As of December 31, 1999, we had 40 customers, consisting of local and competitive local exchange carriers, interexchange carriers, Internet service and other data services providers, wireless carriers, and ICPs. These customers are located in the United States, Canada, Latin America and Europe. Our customers include: AT&T Canada Corporation; CAIS Internet, Inc.; DSL.net, Inc.; Gabriel Communications; Network Access Solutions Corp.; PaeTec Corporation; and TriVergent Communications, Inc.

         For the twelve months ended December 31, 1999, no customer accounted for 10% or more of our total revenue.

SALES AND MARKETING

         SALES. Our sales strategy is focused on emerging ICPs, including carriers who need a solution that supports multiple communications services, as well as carriers with a single-service offering who plan to migrate to a multiple-service offering and our existing customers who want to expand their customer-support functions. Through our direct sales approach, we have developed relationships with service providers through a problem-solving sales process and work closely with them to define and determine how their needs can be fulfilled by our products. Through our indirect sales channel approach, we have developed relationships with leading professional services providers that can sell, implement and customize our products. In addition, we have developed relationships with other leading communications-focused companies that offer products complementary to ours, and who can sell our products jointly with their solutions.

         Due to the sophisticated nature of our products and services, the duration of a sales cycle can typically range anywhere from 30 days to one year. We intend to gradually increase the size of our direct sales organization while also focusing on the ongoing development of the indirect sales channel through our marketing alliances.

         MARKETING. Our marketing programs are focused on creating awareness, interest and preference for our products and services. We engage in a variety of marketing activities, including:

         o        supporting our strategic marketing alliances;

         o        conducting seminars, trade shows and special events;

         o        creating and placing advertisements;

         o        creating direct mail and direct response programs;

         o        conducting ongoing public and press relations programs;

         o        creating, managing and maintaining our web site;

         o participating in industry consortia and partnership programs with key influencers; and

         o establishing and maintaining close relationships with recognized industry analysts.

STRATEGIC MARKETING ALLIANCES

         We have developed strategic marketing alliances that expand the coverage of our direct sales organization and provide implementation and customization services for our products. These alliances enable us to focus our resources on product development, enhancement and customer service. Our strategy is to leverage our current marketing relationships and to develop new marketing alliances to help achieve our sales and implementation targets.

         Our marketing alliance program is based on two types of relationships, business alliances and enterprise alliances:

         o Our business alliances are primarily with systems integrators that can sell, implement and customize our products, and include: BusinessEdge; CAP Gemini America, LLC; Ernst & Young, LLP; Danet, Inc.; and Unisys Corp. These and our other business alliances have successfully completed BillPlex projects to the satisfaction of our customers and within our quality standards. To become an affiliate in our business alliance program, a company must establish an implementation team that has been trained and certified by us.

         o Enterprise alliances are with companies in the business of developing and marketing enterprise information system products that are complementary to and interoperable with our products. Some of our enterprise alliance affiliates include Oracle, MetaSolv, Vertex, Inc., and Vitria Technologies, Inc. These companies are able to effectively market our products, because customers purchase them together as part of the deployment of a comprehensive enterprise information solution.

RESEARCH AND DEVELOPMENT

         Our product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications incorporating that technology and maintaining the competitiveness of BillPlex, eCare and related products and services. We have invested heavily in software development to ensure that we have the product design skills and tools for achieving our market leadership objective. We recognize that our ability to create and extend our products with each release comes from hiring exceptionally talented software engineers, quality assurance testers and billing and telecommunications specialists. We have also created a structured process for both platform and market package releases that serves as a framework for minimizing our product development cycle times and ensuring quality software releases that meet or exceed our customers' requirements.

         Our research and development expenses totaled approximately $1.1 million for 1996, $1.7 million for 1997, $6.7 million for 1998 and $9.3 million in 1999. As of February 29, 2000, approximately 170 employees were engaged in research and development activities.

COMPETITION

         The markets in which we compete are relatively new, intensely competitive, highly fragmented and rapidly changing. We expect this competition to increase in the future. Our products compete on the basis of performance, scalability, extensibility, ease of integration and cost of ownership. The principal competitive factors in our market include responsiveness to the needs of our customers, product features, timeliness of implementation, quality and reliability of products, price, project management capability and technical expertise. We believe that our product features and our pricing strategy offer competitive advantages.

         We believe that our ability to compete depends in part on the performance of the competition, including the development by others of software that is competitive with our products and services, the price at which others offer competitive software and services, the extent of competitors' responsiveness to customer needs and the ability of our competitors to hire, retain and motivate key personnel.

         Our main competitors include:

         o Kenan Systems Corporation, a wholly-owned subsidiary of Lucent Technologies Inc.;

         o        Saville Systems, PLC , a business unit of ADC
                  Telecommunications, Inc.;

         o        Portal Software, Inc.;

         o        LHS Group, Inc.;

         o        Cygent, Inc.; and

         o        DSET Corporation

         We also compete with systems integrators, service bureaus and with the internal information technology departments of large communications companies, who may elect to develop functionality such as those provided by our products in-house rather than buying from outside suppliers. No competitor is dominant, and we believe that each of the largest companies with whom we directly compete holds less than a 10% share of the market.

         We anticipate continued growth and competition in the communications industry and the entrance of new competitors into the customer management and billing, partner management and service activation software markets, and that the market for our products will remain intensely competitive. We compete with a number of companies that have longer operating histories, larger customer bases, substantially greater financial, technical, sales and marketing resources, and greater name recognition than we do.

         In addition, as we expand, we will market our products and services to service providers in geographic and industry markets that we do not currently serve. Upon our entrance into these markets, we may encounter new competitors, some of which could have significantly greater resources than we have.

         INTELLECTUAL PROPERTY

         We regard significant portions of our software products and related processes as proprietary and rely on a combination of patent, copyright, trademark and trade secret law, contractual provisions and nondisclosure agreements to protect our intellectual property rights. We currently have six patent applications pending in the United States. In addition, we have filed a number of trademark applications to protect our trademarks and tradenames. There is no guarantee that our pending patent or trademark applications will result in issued patents or trademarks, or will provide us with any competitive advantages. In addition, our patent and trademark applications may be challenged by third parties.

         We generally enter into confidentiality or license agreements with our employees and consultants. When we license our products, we use signed license agreements that limit access to and distribution of our intellectual property and contain confidentiality terms customary in the industry. We license our products in object code only, a format that does not allow the user to change the software source code. However, some of our license agreements do require us to place the source code for our products into escrow. These agreements generally provide that these licensees' would have a limited, non-exclusive right to use the software source code if there is a bankruptcy proceeding by or against us, if we cease to do business without a successor or if we discontinue providing maintenance and support on our products.

EMPLOYEES

         As of February 29, 2000, we had 391 full-time employees, of whom 93 were in product implementation and support, 67 in sales and marketing, 170 in research and product development and 59 in administration. We have never had a work stoppage and none of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

CERTAIN RISK FACTORS AND INVESTMENT CONSIDERATIONS.

WE HAVE NOT ACHIEVED PROFITABILITY AND MAY CONTINUE TO INCUR NET LOSSES FOR AT LEAST THE NEXT SEVERAL QUARTERS.

         We incurred net losses of approximately $15.3 million for the year ended December 31, 1999, $12.2 million in 1998, and $8.0 million in 1997. As of December 31, 1999, we had an accumulated deficit of approximately $38.0 million. We have not yet realized any profit and we cannot predict when, if ever, we will achieve profitability. We expect to significantly increase our product development, sales and marketing, and administrative expenses. Additionally, as result of our recent acquisition of Inlogic, we will amortize goodwill and other intangibles in the amount of $14.6 million per year, over a four year period. As a result, we will need to generate significant additional revenue from sales of our products to achieve and maintain profitability. For this reason, we expect to continue to incur net losses for at least the next several quarters, even if sales of our products continue to grow. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

IT IS DIFFICULT TO EVALUATE OUR BUSINESS BECAUSE WE HAVE A LIMITED HISTORY OPERATING AS A SOFTWARE COMPANY.

         We have a limited operating history as a software company. As a result, the progress of our business to date and our historical financial information are of limited value in predicting our future operating results. In 1996, we changed our business from providing consulting services to operating as a software company. We introduced our principal product, BillPlex, in 1997 and we had no license revenue until 1998. As of December 31, 1999, we had signed contracts with only 40 customers and, of these, only 19 had completed implementation and were using BillPlex in their day-to-day operations. Because our software offering is new, we have little revenue from recurring sources and must depend heavily on revenue from new sales. In connection with our acquisition of Inlogic, we are engaged in additional development activities on Inlogic's early stage suite of products. Prior to the acquisition, Inlogic did not generate significant revenue from its products. Changing our business as well as integrating Inlogic's operations into ours required us to adjust our business processes and make a number of significant personnel changes, including changes and additions to our sales and marketing, professional services and support, research and development and management teams. For all these reasons, as you evaluate our business, you must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. Our new business strategy may not be successful and we may not successfully address these risks.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS, AND WE MAY FAIL TO MEET EXPECTATIONS

         Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors. This fluctuation may cause our operating results to be below the expectations of public market analysts and investors, and the price of our common stock may fall. Factors that could cause quarterly fluctuations include:

         /bullet/ variations in demand for our products and services;

         /bullet/ our ability to develop and attain market acceptance of enhancements to BillPlex, eCare and the other products of Inlogic and any new products and services;

         /bullet/ the pace of product implementation and the timing of customer acceptance;

         /bullet/ changes in our pricing policies or the pricing policies of our competitors; and

         /bullet/ the mix of sales channels through which our products and services are sold.

         The timing of booked transactions is difficult to predict. In any given quarter, most of our revenue has been attributable to a small number of relatively large contracts and we expect this to continue. Further, our customer contract bookings tend to occur predominantly in the third month of a quarter. As a result, our quarterly results of operations are difficult to predict and the deferral of even a small number of contract bookings or delays associated with delivery of products and services in a particular quarter could significantly reduce our revenue and net income, which would hurt our quarterly financial performance. In addition, a substantial portion of our costs are relatively fixed and based upon anticipated revenue. A failure to book an expected order in a given quarter would not be offset by a corresponding reduction in costs and could adversely affect our operating results. As a result of these factors, we believe that period-to-period comparisons of our revenue and operating results are not necessarily meaningful.

OUR ACQUISITION OF INLOGIC AND POTENTIAL ACQUISITIONS OF OTHER COMPANIES OR TECHNOLOGIES COULD RESULT IN DISRUPTIONS TO OUR BUSINESS, DIVERSION OF MANAGEMENT AND COULD REQUIRE THAT WE ENGAGE IN FINANCING TRANSACTIONS THAT COULD HURT OUR FINANCIAL PERFORMANCE.

         We acquired Inlogic in December 1999 and we may in the future make acquisitions of other companies, products or technologies, or enter into strategic relationship agreements that require substantial up-front investments. We will be required to assimilate the acquired businesses and may be unable to maintain uniform standards, controls, procedures and policies if we fail to do so effectively. Integration of the Inlogic business may also disrupt our operations and divert management's attention from the day-to-day operation of our business. In addition, the Inlogic products may not function as designed, or we could fail to integrate the Inlogic products with ours, all of which could impair our relationships with our current employees, customers and strategic marketing alliances.

         We may have to incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets.

OUR BUSINESS IS HIGHLY DEPENDENT ON A LIMITED NUMBER OF CUSTOMERS.

         All of our revenue is currently derived from a limited number of customers. If a large contract is cancelled or deferred, or if an anticipated contract does not materialize, our financial results could be materially harmed. In addition, continued industry consolidation or the formation of alliances among network operators and service providers could reduce our customer base, reduce the number of potential customers we can target and decrease the demand for our products and services. We had two customers who accounted for 100% of our total revenue in 1997, five customers who accounted for 99% of our total revenue in 1998, and no customers accounted for greater than 10% of 40 of our total revenue in 1999. Most of our major customers typically pay us up-front license fees and they typically do not have any obligation to pay additional licenses fees until their gross billings exceed a predetermined amount. There can be no assurance these customers gross billings will increase to levels that would obligate them to pay additional license fees or continue with our maintenance programs.

WE FACE SIGNIFICANT COMPETITION FROM COMPANIES THAT MAY HAVE GREATER RESOURCES THAN WE DO.

         The internet enabled communications billing and customer care systems business is very competitive. We expect competition to increase in the future. Our principal competitors include other internet enabled billing and customer care system providers, operation support system providers, systems integrators and service bureaus, and the internal information technology departments of larger communications companies, which may elect to develop functionalities similar to those provided by our product in-house rather than buying them from outside suppliers.

         Many of our current and future competitors may have advantages over us, including:

         /bullet/ longer operating histories;

         /bullet/ larger customer bases;

         /bullet/ substantially greater financial, technical, sales and marketing resources;

         /bullet/ a lead in expanding their business internationally;

         /bullet/ greater name recognition; and

         /bullet/ ability to more easily provide a comprehensive hardware and software solution.

         Our current and potential competitors have established, and may continue to establish in the future, cooperative relationships among themselves or with third parties that would increase their ability to compete with us. In addition, competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer needs, or to devote more resources to promoting and selling their products. If we fail to adapt to market demands and to compete successfully with existing and new competitors, our business and financial performance would suffer.

IF WE FAIL TO EFFECTIVELY MANAGE THE GROWTH OF OUR OPERATIONS, OUR ABILITY TO PURSUE OUR STRATEGY WOULD BE COMPROMISED AND OUR BUSINESS WOULD SUFFER.

         Our business could suffer if we fail to effectively manage our internal growth and our acquisitions. We continue to increase the scope of our operations, have grown our employee headcount substantially, and expect to continue to hire new employees at a rapid pace. Similarly, our revenue grew from $156,000 in 1997 to $5.2 million in 1998 and to $20.7 million in 1999. Continued growth or new acquisitions could place a significant strain on our management systems and resources. We will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to expand, train and manage our workforce.

OUR LENGTHY SALES CYCLE MAKES IT DIFFICULT TO ANTICIPATE THE TIMING OF SALES, AND REVENUE MAY VARY FROM PERIOD TO PERIOD.

         The sales cycle associated with the purchase of our products is lengthy, and the time between the initial proposal to a prospective customer and the signing of a license agreement can be as long as one year. Our products involve a commitment of capital which may be significant to the customer, with attendant delays frequently associated with large capital expenditures and implementation procedures within an organization. These delays may reduce our revenue in a particular period without a corresponding reduction in our costs, which could hurt our results of operations for that period.

THE SKILLED EMPLOYEES THAT WE NEED MAY BE DIFFICULT AND EXPENSIVE TO HIRE AND RETAIN IN TODAY'S TIGHT LABOR MARKET.

         Our success depends in large part on our ability to attract, train, motivate and retain highly-skilled information technology professionals, software programmers and sales and marketing professionals. Qualified personnel in these fields are in great demand and are likely to remain a limited resource. We may be unable to attract or continue to retain the skilled employees we require. Any inability to do so could prevent us from managing and competing for existing and future projects or to compete for new customer contracts. In addition, an increase in expenses required to attract and retain qualified personnel may reduce our operating margins.

WE DEPEND IN SOME CASES ON STRATEGIC BUSINESS ALLIANCES TO SELL AND IMPLEMENT OUR PRODUCTS, AND ANY FAILURE TO DEVELOP OR MAINTAIN THESE ALLIANCES COULD HURT OUR FUTURE GROWTH.

         Third parties such as operation support system providers, consulting firms and systems integration firms help us with marketing, sales and implementation of our products. To achieve our goals, we must maintain our relationships with these firms, develop additional similar relationships and generate new business opportunities through joint marketing and sales efforts.

         We may encounter difficulties in forging and maintaining long-term relationships with these firms for a variety of reasons. For example, we may acquire a company that changes the dynamics of our relationship with our strategic alliance partners. These firms may discontinue their relationships with us, fail to devote sufficient resources to market our products or develop relationships with our competitors. In addition, these firms may delay the product implementation or negatively affect our customer relationships. Our agreements with these firms typically are in the form of a non-exclusive referral fee or license and package discount arrangement that may be terminated by either party without cause or penalty and with limited notice.

WE RELY HEAVILY ON SALES OF ONE PRODUCT.

         Prior to our acquisition of Inlogic, substantially all of our revenue has been attributable to BillPlex. Although we have expanded the number of products we offer as a result of the Inlogic acquisition, we expect to continue to be heavily dependent on BillPlex as the Inlogic products are in the early stages of their release and are under going further development and integration with BillPlex. As a result, a decline in demand for BillPlex or failure to achieve broad market acceptance of BillPlex would cause our business and financial performance to suffer.

IF OUR CUSTOMERS CANNOT SECURE ADEQUATE FINANCING, WE MAY NOT GET THEIR
BUSINESS.

         Many of our potential customers are new entrants into the communications market and lack significant financial resources. These companies rely to a large degree on access to the capital markets for growth. Their failure to raise capital would hurt their financial viability and their demand for our products. If our potential customers cannot obtain the resources to purchase our products, they may turn to other options such as service bureaus, which would hurt our business. In addition, our customers' ability to generate revenues or otherwise obtain capital could adversely impact on their ability to, purchase additional products or renew maintenance and support agreements with us. Also, the company will at times provide financing arrangements for customers and their ability to make payments to us may impact our collections on previously booked revenue.

IF WE DO NOT CONTINUALLY ENHANCE OUR PRODUCT OFFERING TO MEET THE CHANGING NEEDS OF SERVICE PROVIDERS, WE WILL LOSE FUTURE BUSINESS TO OUR COMPETITORS.

         We believe that our future success will depend to a significant extent upon our ability to enhance our product offering and to introduce new products and features to meet the requirements of our customers in a rapidly developing and evolving market. We devote significant resources to refining and expanding our software products, developing additional pre-configured market-based packages and investigating complimentary products and technologies. As with the acquisition of Inlogic, we are willing to make strategic acquisitions of companies with complimentary products. We believe our products currently meet customer requirements regarding scalability and throughput, and we are working to improve our system performance. However, the requirements of our customers may change and our present or future products may not satisfy the evolving needs of the communications market. If we are unable to anticipate or respond adequately to customer needs, or achieve sufficient throughput and scalability, we will lose business and our financial performance will suffer.

IF WE CANNOT CONTINUE TO OBTAIN OR IMPLEMENT THE THIRD-PARTY SOFTWARE THAT WE INCORPORATE INTO OUR PRODUCT OFFERING, WE MAY HAVE TO DELAY OUR PRODUCT DEVELOPMENT OR REDESIGN EFFORTS.

         Our product offering involves integration with products and systems developed by third parties. If any of these third-party products should become unavailable for any reason, fail under operation with our product offering or fail to be supported by their vendors, it would be necessary for us to redesign our product offering. We might encounter difficulties in accomplishing any necessary redesign in a cost-effective or timely manner. We also could experience difficulties integrating our product offering with other hardware and software. Furthermore, if new releases of third-party products and systems occur before we develop products compatible with these new releases, we could experience a decline in demand for our product offering, which could cause our business and financial performance to suffer.

LOSS OF OUR SENIOR MANAGEMENT PERSONNEL WOULD LIKELY HURT OUR BUSINESS.

         Our future success depends to a significant extent on the continued services of our senior management and other key personnel, particularly James Daleen, our founder and chief executive officer. If we lost the services of Mr. Daleen or other key employees it would likely hurt our business. We have employment and non-compete agreements with some of our executive officers, including Mr. Daleen. However, these agreements do not obligate them to continue working for us.

WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, AND OUR COMPETITORS MAY INFRINGE ON OUR TECHNOLOGY.

         Any misappropriation of our technology or the development of competitive technology could seriously harm our business. We regard a substantial portion of our software product as proprietary and rely on a combination of patent, copyright, trademark and trade secret laws, customer license agreements and employee and third-party agreements to protect our proprietary rights. These steps may not be adequate, and we do not know if they will prevent misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect proprietary rights as fully as do the laws of the United States. Other companies could independently develop similar or superior technology without violating our proprietary rights. If we have to resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk.

CLAIMS BY OTHERS THAT WE INFRINGE THEIR PROPRIETARY TECHNOLOGY COULD DIVERT OUR RESOURCES, RESULT IN UNEXPECTED LICENSE FEES AND HARM OUR BUSINESS.

         Third parties could claim that our current or future products or technology infringe their proprietary rights. An infringement claim against us could be costly even if the claim is invalid, and could distract our management from the operation of our business. Furthermore, a judgment against us could require us to pay substantial damages and could also include an injunction or other court order that could prevent us from selling our product offering. If we faced a claim relating to proprietary technology or information, we might seek to license technology or information, or develop our own, but we might not be able to do so. Our failure to obtain the necessary licenses or other rights or to develop non-infringing technology could prevent us from selling our products and could seriously harm our business.

PRODUCT DEFECTS OR SOFTWARE ERRORS COULD ADVERSELY AFFECT OUR BUSINESS DUE TO COSTLY REDESIGNS, PRODUCTION DELAYS AND CUSTOMER DISSATISFACTION.

         Design defects or software errors in our product may cause delays in product introductions or damage customer satisfaction, either of which could seriously harm our business. Our software products are highly complex and may, from time to time, contain design defects or software errors that may be difficult to detect and correct. We have a customer support organization that is responsible for providing maintenance and support to our customers. Maintenance and support includes identifying and correcting any reported product defects or software errors.

         Although we have license agreements with our customers that contain provisions designed to limit our exposure to potential claims and liabilities arising from customer problems, these provisions may not effectively protect us against all claims. In addition, claims and liabilities arising from customer problems could significantly damage our reputation and hurt our business.

OUR STRATEGY TO EXPAND INTO INTERNATIONAL MARKETS MAY NOT SUCCEED AS A RESULT OF LEGAL, BUSINESS AND ECONOMIC RISKS SPECIFIC TO INTERNATIONAL OPERATIONS.

         Our strategy includes expansion into international markets through a combination of strategic relationships and internal business expansion. In addition to risks generally associated with international operations, our future international operations might not succeed for a number of reasons, including:

         /bullet/ dependence on sales efforts of third party distributors;

         /bullet/ difficulties in localizing products and supporting customers in foreign countries;

         /bullet/ greater difficulty in collecting accounts receivable; and

         /bullet/ legal uncertainties inherent in transnational operations such as export and import regulations, taxation issues, tariffs and trade barriers.

ITEM 2.  PROPERTIES.

         Our headquarters are located in a three-story professional office building in Boca Raton where we recently subleased approximately 46,500 square feet. We occupy this space under a sublease which expires on May 30, 2008. Also, our technical facilities are located in approximately 31,000 square feet in two separate offices in an office complex located in Boca Raton, Florida. We occupy these premises under two leases, which expire in May 2000 and January 2001.

         We also lease approximately 32,000 square feet of office space in Atlanta, Georgia. The Atlanta lease expires on August 31, 2004. We lease approximately 23,000 square feet in two separate offices in Toronto. The leases for these offices expire in December 2002, December 2004, December 2005 and one is on a month-to-month basis.

         We also have United States sales offices in the metropolitan areas of Boston, Chicago, Dallas, Denver, Orlando, Philadelphia, Tampa and Washington, D.D. and our European sales office in leased office space in London, England.

ITEM 3.  LEGAL PROCEEDINGS.

         Daleen is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         As of December 31, 1999, the names, ages and current positions of Daleen's executive officers will be listed below in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. Unless otherwise stated, each executive officer has held their position for at least the last five years. All officers are elected for one year terms or until their respective successors are chosen. There are no family relationships among the executive officers nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was elected.

         JAMES DALEEN, 40, our founder, has served as chairman of the board and chief executive officer of Daleen since our inception in 1989. Mr. Daleen served as president and chief executive officer of Sound Impulse Company, an electrical construction company, from 1983 until 1995.

         DAVID B. COREY, 40, has served as president and chief operating officer of Daleen since February 1998 and as a director since June 1998. Before joining Daleen, Mr. Corey served as senior vice president of Global Marketing for Westell, Inc., a telecommunications equipment company, from November 1996 to February 1998, and as vice president and managing director/Asia Pacific for Westell International, a telecommunications company, from January 1994 to November 1996.

         RICHARD A. SCHELL, 49, has served as chief financial officer of Daleen since November 1994 and was a director from December 1995 until December 1999. Mr. Schell was also elected secretary and treasurer of Daleen in December 1995 and resigned as secretary in June 1999. Mr. Schell served as vice president of finance and chief financial officer of Fibercorp International, Inc., a software and hardware company, from 1993 until 1994. Mr. Schell has been a certified public accountant since 1973 and was an audit partner with KPMG LLP until 1993.

         STEPHEN M. WAGMAN, 39, joined Daleen in June 1999 as executive vice president of corporate development. Mr. Wagman was appointed secretary of Daleen in June 1999. Before joining Daleen, Mr. Wagman served in various capacities with PowerCerv Corporation, an enterprise resource planning software company, from August 1995 to June 1999, including chief financial officer, treasurer, senior vice president of administration, chief counsel and secretary. Before that, Mr. Wagman served as vice president, treasurer and secretary for International Data Matrix, Inc., a bar code and machine vision technology company, from July 1988 until August 1995.

         MOHAMMAD AAMIR, 37, joined Daleen as an executive vice president in December 1999 and a director in January 2000 following our acquisition of Inlogic. Before joining Daleen, Mr. Aamir was the chief executive officer of Inlogic Software since he founded the company in February 1997. Mr. Aamir was a managing partner of Objectel from February 1995 until February 1997, now a part of Architel Corporation. From January 1993 until February 1995, Mr. Aamir was a manager, service provisioning of Unitel Communications.

         MANUEL J. M. ANDRADE, 45, has served as vice president of international business development and managing director of Caribbean and Latin America regions since September 7, 1999. Before joining Daleen, Mr. Andrade served in various capacities from August 1993 to August 1999 for Westell Technologies, Inc., a telecommunications equipment company, last serving as vice president and general manager for international and channel sales.

         PHILLIP R. DAVIS, 33, joined us as vice president of human resources in June 1999. Before joining Daleen, he served as the senior vice president of human resources for HomeBanc Mortgage Corporation from December 1997 to June 1999. Before that, Mr. Davis was human resources manager for Chase Manhattan Mortgage Corporation from July 1995 to December 1997, director of human resources for Main Street Mortgage, L.P., a mortgage service, from November 1994 to June 1995 and process manager of Chase Manhattan Bank from July 1989 to November 1994.

         FRANK D. DICKINSON, 31, has served as chief operating officer - Canada since December 1999 and was vice president of development from December 1996 until December 1999. Mr. Dickinson worked for us as director of research and development from April 1996 to December 1996, as project manager from November 1994 to April 1996 and as a software engineer from November 1991 to November 1993.

         DAVID J. MCTARNAGHAN, 38, has served as vice president of global sales of Daleen since June 1998. Before joining us, Mr. McTarnaghan was employed by Fujitsu BCS, a communications services company, from May 1991 to June 1998, last serving as a district general manager.

         TIMOTHY C. MOSS, 34, has served as vice president of operations of Daleen since January 1999 and was promoted to chief operating officer - United States in March 2000. Before joining us, Mr. Moss was employed by Carolina PCS, a wireless communications company, as executive vice president of operations from April 1998 to December 1998. From June 1995 to January 1998, Mr. Moss was vice president of information technology for Powertel, Inc., a wireless communications company, and from January 1994 to June 1995, director of information systems and customer support for InterCel, a cellular communications company.

         JOHN Z. YIN, 41, joined Daleen as director of technology in April 1997, was promoted to vice president of technology in June 1997 and was promoted to chief technology officer in March 2000. Before joining Daleen, Mr. Yin served as vice president of technology of Fleet.Net, Inc., a software development and internet service company, from October 1996 until April 1997. Mr. Yin was a senior member of the technical staff of Pacific Communications Sciences, Inc., a hardware and software development company in the wireless communications market, from August 1995 until October 1996.

From December 1987 until August 1995, Mr. Yin held various positions with IBM Corp., a multinational hardware and software services company, last serving as senior programmer.

         GEORGE TIMMES, 52, joined Daleen as vice president of product management & marketing in December 1999 upon our acquisition of Inlogic. Before joining Daleen, Mr. Timmes was the senior vice president of worldwide sales and Marketing of Inlogic from August 1999 until December 1999. Mr. Timmes was a senior vice president of worldwide sales of DSET Corporation from August 1998 until August 1999. Mr. Timmes is a Co-Founder and executive vice president of Worldwide Field Operations of ObjectSwitch, now called Softwire Corporation from April 1996 until April 1997. Mr. Timmes was a senior director of sales for the Worldwide Telecommunication Industry for Oracle from January 1994 through May 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         Daleen Technologies, Inc.'s Common Stock has been traded on the Nasdaq National Market under the symbol "DALN" since October 1, 1999. Prior to that time there was no established market for the shares. The price per share reflected in the table below represents the range of low and high closing sale prices for Daleen's Common Stock as reported by the Nasdaq Stock Market for the quarter since October 1, 1999, the commencement of trading:

       QUARTER ENDED            HIGH PRICE         LOW PRICE
       ------------------       ----------         ---------
       June 30, 1999            N/A                N/A
       September 30, 1999       N/A                N/A
       December 31, 1999        $ 55.00            $ 13.50


         The closing sale price of Daleen's Common Stock as reported by the Nasdaq National Market on March 21, 2000 was $20.50.

         The number of shareholders of record of Daleen's Common Stock as of March 21, 2000, was approximately 255.

         Daleen has never paid cash dividends on its capital stock. The Company currently intends to retain any earnings for use in the business and does not anticipate paying any cash dividends in the foreseeable future.

         ISSUANCE OF COMMON STOCK IN ACQUISITION OF INLOGIC

         Effective December 16, 1999, we acquired all of the issued and outstanding capital shares of Inlogic Software Inc., a Nova Scotia corporation ("Inlogic"). We acquired the capital shares of Inlogic in exchange for an aggregate of 2,160,239 exchangeable shares (the "Exchangeable Shares") and 57,435 shares of our Common Stock. The Exchangeable Shares were issued by our wholly owned subsidiary, Daleen Canada Corporation, but are exchangeable at any time into shares of our Common Stock on a one-for-one basis. As of March 21, 2000, an aggregate of 2,145,471 Exchangeable Shares had been converted into shares of our Common Stock. We also issued options to acquire an aggregate of 167,361 shares of our Common Stock in exchange for all of the outstanding options to acquire capital shares of Inlogic. The terms of the transaction are set forth in a Share Purchase Agreement as well as certain other transaction documents which are filed as Exhibits to our Current Report on Form 8-K filed on December 30, 1999.

         USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

         The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-82487) relating to our initial public offering of its Common Stock, was September 30, 1999. A total of 4,100,000 shares of Company's Common Stock were sold at a price of $12.00 per share to an underwriting syndicate led by Robertson Stephens, Donaldson, Lufkin & Jenrette Securities Corporation, and Hambrecht & Quist (now Chase H&Q). The offering commenced on September 30, 1999 and closed on October 6, 1999. The initial public offering resulted in gross proceeds to us of $49.2 million, $3.4 million of which was applied toward the underwriting discount. An additional 615,000 shares of Common stock were sold on our behalf of and the selling stockholders as part of the over-allotment option exercised by the underwriters in the same offering. Gross proceeds to us in the over-allotment option were $5.2 million. Our expenses related to the offering totaled approximately $1.6 million. The aggregate net proceeds to the Company were $49.0 million. From the time of receipt through December 31, 1999, the proceeds were applied toward purchases of property and equipment of $2.3 million. The remaining proceeds are being used as working capital and are included within cash, cash equivalents and short-term investments.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected financial data set forth below should be read in conjunction with the financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K. The following selected financial data concerning Daleen as of and for each of the years in the five year period ended December 31, 1999 are derived from the audited consolidated financial statements of Daleen. The selected financial data is qualified in its entirety by the more detailed information and financial statements, including the notes thereto, included elsewhere in this report. The audited consolidated financial statements of Daleen as of December 31, 1999 and 1998 and for each of the years in the three year period ended December 31, 1999, and the report of KPMG LLP thereon, are included elsewhere in this report.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                               YEARS ENDED DECEMBER 31,
                                                -------------------------------------------------------
                                                 1995       1996        1997        1998          1999
                                                ------     ------      ------     --------      -------
                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenue:
  License fees                                  $    0          0           0        1,879       12,404
  Professional services and other                4,324      2,550         156        3,352        8,321
                                                ------     ------      ------     --------      -------
    Total revenue                                4,324      2,550         156        5,231       20,725
                                                ------     ------      ------     --------      -------
Cost of revenue:
  License fees                                       0          0           0            3           64
  Professional services and other                2,437      1,396         293        4,239        7,721
                                                ------     ------      ------     --------      -------
    Total cost of revenue                        2,437      1,396         293        4,242        7,785
                                                ------     ------      ------     --------      -------
Gross profit                                     1,887      1,154        (137)         989       12,940
Operating expenses:
  Sales and marketing                              359        450         962        2,435        4,342
  Research and development                           0      1,067       1,669        6,653        9,348
  Purchased in process research
    and development                                  0          0           0            0        6,347
  General and administrative                     1,767      2,446       3,704        4,824        9,572
                                                ------     ------      ------     --------      -------
    Total operating expenses                     2,126      3,963       6,335       13,912       29,609
                                                ------     ------      ------     --------      -------
Operating loss                                    (239)    (2,809)     (6,472)     (12,923)     (16,669)
Nonoperating (expense) income:                    (154)     1,283      (1,512)         754        1,329
                                                ------     ------      ------     --------      -------
Net loss                                          (393)    (1,526)     (7,984)     (12,169)     (15,340)
                                                ------     ------      ------     --------      -------
Accretion of preferred stock                         0          0           0          (65)        (122)
                                                ------     ------      ------     --------      -------
Net loss applicable to common stockholders      $ (393)    (1,526)     (7,984)     (12,234)     (15,462)
                                                ======     ======      ======     ========      =======
Net loss applicable to common stockholders
  per share--basic and diluted                  $(0.21)     (0.81)      (3.48)       (3.78)       (1.06)
                                                ======     ======      ======     ========      =======
Weighted average shares--basic and diluted       1,879      1,879       2,295        3,240       14,548
                                                ======     ======      ======     ========      =======

                                                                     DECEMBER 31,
                                                -------------------------------------------------------
                                                 1995       1996        1997        1998          1999
                                                ------     ------      ------     --------      -------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                          105        813       5,030          723       52,852
Total Assets                                       833      2,065       8,516       11,025      133,881
Notes payable                                      271      3,200       1,618            0            0
Current portion of long-term debt and
  obligations under capital leases                 151        146           0            0            0
Long-term debt and obligations under
  capital leases, less current portion             204         77           0            0            0
Stockholders' (deficit) equity                    (556)    (1,914)     (1,946)     (13,897)     119,457

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE THEREIN.

OVERVIEW

         We are a leading provider of eBusiness software solutions for integrated communications providers, or ICPs. From our founding in 1989 through 1996, we operated as a software consulting company, performing contract consulting and software development services and contract placement and staffing business. We discontinued our consulting business and sold the contract placement and staffing business to a third party in 1996. We began development work on our flagship product, BillPlex, in 1996. In 1997, we introduced BillPlex and installed the product at our first customer site. We recognized $156,000 in revenue from the sale of third-party hardware and software products to this customer during 1997. We recognized the first revenue from BillPlex license fees and related professional services in 1998.

         In December, 1999, we acquired all of the issued and outstanding capital shares of Inlogic Software Inc., a Nova Scotia corporation ("Inlogic"). Inlogic provides eBusiness software solutions for customer and partner relationship management, including Web-enabled customer self-care and electronic bill presentment and payment (EBPP), as well as business-to-business gateway solutions that support streamlined workflows and automated processes between trading partners.

         The acquisition resulted in a one-time charge of $6.3 million related to the write-off of purchased in-process research and development. This related to the development of numerous Inlogic products which provide web interface and other operational support system products. The Inlogic products are in the early stages of their development and are undergoing further development and integration with BillPlex. The value assigned to in-process research and development was determined based on management's estimates of the percentage of completion of the underlying development effort, resulting net cash flows from Inlogic produts and the discounting of such cash flows back to their present value.

         In projecting net cash flows resulting from Inlogic products, the Company estimates revenues, cost of sales, research and development, sales and marketing and general and administrative expenses for each product. Economic rents for the use of other contributory assets were then deducted from the net operating profit. These include charges for workforce (2.9%), working capital (4.2%) and fixed assets (0.3%). These estimates were based on the following assumptions:

/arrow/ The estimated revenues were projected to increase by an average annual growth rate of 90%. Additionally, the estimates used show revenue growth slowing to 50% and 25% in 2005 and 2006. Projections of revenue growth were based on management's estimates of market size and growth, supported by independent market data for the communication software and services industry and the nature and timing of the development of product enhancements and new products by the Company and its competitors.

/arrow/ The estimated gross margins were expected to climb from 74 percent to a peak of 80 percent in 2003 and 2004, with margins declining in 2005 and 2006.

/arrow/ The estimated total operating expenses were expected to increase as a percentage of revenue from 121% in 2000 to 50% in 2004 as the Company achieves economies of scale.

         The projected net cash flows for Inlogic products were discounted using a 25% weighted average cost of capital ("WACC"). The 25% rate was based upon the weighted average cost of equity and long-term debt. The WACC calculation produces the average required rate of return of an investment in an operating enterprise. In determining the appropriate WACC, the Company used a higher WACC for the in-process technology (35%) due to the risks inherent in the development process.

         No assurances can be given that the underlying assumptions used to estimate projected net cash flows will transpire as estimated. Operating results are subject to uncertain market events and risks which are beyond the Company's control, such as trends in technology, government regulations, market size and growth, and product introductions or other actions by competitors. For these reasons actual results may vary from the projected results.

         We derive our revenue primarily from license sales of our software products and from related professional services, including implementation and customization services, maintenance and support activities and training services. In addition, professional services and other revenue include the revenue derived from the sale of third-party software, which we provide when our customers require it. Since the introduction of BillPlex, we had signed contracts with 40 communications service providers through December 31, 1999, 28 of which were signed in 1999. As we have signed new contracts, our revenue from license fees has grown both in absolute terms and as a percentage of total revenue.

         Revenue from license fees is generally based on the size of the authorized system, such as numbers of users and computer processors, revenue billed through the system, or other factors. We receive license fees from our customers upon initial license, and we expect to receive additional license fees as our customers grow and add additional processors or users, or increase their revenue billed through the system. We also derive license fee revenue from existing customers who purchase additional products from us to increase the functionality of their current system. We have also entered into arrangements with service bureau providers and application service providers that will utilize our products to service their customers. We expect to receive recurring license and maintenance fees from these activities in the future.

         The nature of each licensing arrangement determines how we recognize revenue:

         /bullet/ If the contract requires us to perform significant production, modification or customization of software, revenue is recognized using the percentage of completion method, based on the ratio of total labor hours incurred to date to total estimated labor hours. The total revenue under these contracts represents license fees and professional services. To date, most of our revenue has been recognized on this basis.

         /bullet/ If the contract requires us to deliver the product to the end user with no future obligation to perform the implementation, we follow the current provisions of Statement of Position 97-2 and recognize revenue upon shipment of the product if the fee is fixed and determinable and collectibility is probable.

         /bullet/ If the contract requires us to deliver the product to a third-party integrator, we also follow the provisions of SOP 97-2, as amended by SOP 98-4 and SOP 98-9. However, we do not recognize revenue until the software implementation is complete if we have an obligation under the contract to be available to assist the third-party integrator throughout the implementation process.

         Since late 1998, we have been investing heavily in our professional services organization, including opening our Atlanta office, the acquisition of Inlogic and the hiring of consulting professionals, training professionals and customer support professionals. We believe these investments are necessary to help insure the satisfaction of our customers as we focus on increasing the number of sales of product licenses and expanding our business. We anticipate the profit margin from our professional services organization to continue to improve in future quarters as the number of our product sales and implementations increase and more customers subscribe to our maintenance and support. We recognize revenue from professional services associated with core product implementations on a percentage of completion basis along with the license fees. Revenue from other professional services and training services is recognized as those services are performed. We recognize revenue from maintenance and customer support ratably over the term of our maintenance and support agreements.

         Sales and marketing expenses have been increasing since the introduction of BillPlex in 1997, and are expected to increase in the future as we add additional sales and marketing personnel, as we enter new geographical markets and offer additional products.

         Since 1996, we have invested heavily in research and development. All of these costs have been expensed as incurred and we had no capitalized software development costs as of December 31, 1999. To enhance our product offering and market position, we believe that it will be essential for us to continue to make significant investments in research and development. We anticipate that research and development expenses are likely to increase in future periods.

         As we grow and add additional facilities and personnel, we expect to incur additional general and administrative expenses to support this growth.

         We currently have a net operating loss carryforward for U.S. and state income tax purposes in excess of $34.5 million, and are continuing to experience operating losses for tax purposes. Therefore, we currently do not pay any federal income taxes. However, the amount of the net operating loss and credit carryforwards that we may utilize each year may be limited due to changes in stock ownership that have occurred over the past several years.

RESULTS OF OPERATIONS

         The following table presents statement of operations data expressed as a percentage of total revenue for the periods indicated:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                         --------------------------------------------
                                                                           1997              1998               1999
                                                                         --------           ------             -----
AS A PERCENTAGE OF TOTAL REVENUES
Revenues, net:
                    License fees                                              0.0%            35.9%             59.9
                    Professional Services and Other                         100.0             64.1              40.1
                                                                         --------           ------             -----
                         Total Revenues                                     100.0            100.0             100.0

Cost of Revenues:
                    License fees                                              0.0              0.1               0.3
                    Professional Services and Other                         187.8             81.0              37.3
                                                                         --------           ------             -----
                          Total Cost of Revenues                            187.8             81.1              37.6
                                                                         --------           ------             -----
Gross Profit                                                                (87.8)            18.9              62.4

Operating Expenses:
                    Sales and marketing                                     617.4             46.6              21.0
                    Research and development                              1,069.8            127.2              45.1
                    Purchased in process research and development             0.0              0.0              30.6
                    General and administrative                            2,374.5             92.2              46.2
                                                                         --------           ------             -----
                         Total Operating Expenses                         4,061.7            266.0             142.9
                                                                         --------           ------             -----
Operating loss                                                           (4,149.5)          (247.1)            (80.5)
Nonoperating (expense) income                                              (968.9)            14.4               6.4
                                                                         --------           ------             -----
Net Loss                                                                 (5,118.4)%         (232.7)%           (74.1)
                                                                         ========           ======             =====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998
         REVENUE

         Total revenue increased $15.5 million to $20.7 million in 1999 from $5.2 million in 1998. Revenue increases from both license fees and professional services accounted for this increase due to a significant increase in the number of contracts and related implementations of our software products compared to 1998.

         LICENSE FEES. License fees increased $10.5 million to $12.4 million in 1999 from $1.9 million in 1998. License fees increased to 59.9% of total revenue in 1999 from 35.9% in 1998. These increases were due to the increase in the number of contracts in 1999 compared to 1998, as well as the result of our software-based business model strategy, in which license fees will account for an increasing percentage of our total revenue.

         PROFESSIONAL SERVICES AND OTHER. Professional services and other revenue increased $5.0 million to $8.3 million in 1999 from $3.4 million in 1998. This increase was due to increased implementation services directly related to increased license fees for our software products. Professional services and other revenue decreased to 40.1% of total revenue in 1999 from 64.1% in 1998.

         COST OF REVENUE

         Total cost of revenue increased $3.5 million to $7.8 million in 1999 from $4.2 million in 1998. Total cost of revenue as a percentage of total revenue decreased to 37.6% in 1999 from 81.1% in 1998.

         COST OF LICENSE FEES. Cost of license fees includes direct cost of labor, benefits and packaging material for fulfillment and shipment of our software products and related documentation, which is typically an insignificant component of total cost of license fees. Cost of license fees increased to $64,000 in 1999 from $7,000 in 1998 due to the increased number of software contracts in 1999.

         COST OF PROFESSIONAL SERVICES AND OTHER. Cost of professional services and other includes direct cost of labor, benefits, materials and related corporate overhead costs to provide professional services to customers. Cost of professional services and other increased $3.5 million to $7.7 million in 1999 from $4.2 million in 1998. These costs increased as we deployed more resources to support the greater number of implementations that we performed during 1999. Cost of professional services and other decreased to 92.8% of professional services and other revenue in 1999 compared to 126.5% in 1998.

         OPERATING EXPENSES

         SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and commissions earned by sales and marketing personnel, travel, promotional and related corporate overhead costs. These expenses increased $1.9 million, or 78.3%, to $4.3 million in 1999 from $2.4 million in 1998. This increase was primarily due to the addition of personnel in sales and marketing, and the costs of recruiting and relocating these personnel. As a percentage of total revenue, these expenses decreased to 21.0% in 1999 from 46.6% in 1998.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for software developers, management and quality assurance personnel and related corporate overhead costs. Our research and development expenses increased $2.7 million, or 40.5%, to $9.3 million in 1999 from $6.7 million for 1998. The increase in these expenses was due to the significantly increased investment in software developers, quality assurance personnel and outside contractors to support the continued development of BillPlex. As a percentage of total revenue, these expenses decreased to 45.1% in 1999 from 127.2% in 1998.

         PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. The purchase of Inlogic during December 1999 resulted in a one-time charge of $6.3 million related to the write-off of purchased in-process research and development expense for Inlogic.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and benefits for our executive, finance, administrative, human resources and information systems personnel, and related corporate overhead costs. Our general and administrative expenses increased $4.7 million, or 98.4%, to $9.6 million in 1999 from $4.8 million for 1998. This increase was primarily due to the addition of finance, executive, information services and human resources personnel to support the growth of our business. As a percentage of total revenue, these expenses decreased to 46.2% in 1999 from 92.2% in 1998.

         NONOPERATING INCOME (EXPENSE)

         Nonoperating income increased $575,000, or 76.3%, to $1.3 million in 1999 from $754,000 for 1998. The increase of nonoperating income for 1999 over 1998 was primarily attributable to the investment earnings of the proceeds of our initial public offering received during 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         REVENUE

         Total revenue increased $5.1 million to $5.2 million in 1998 from $156,000 in 1997. Revenue increases from both license fees and professional services accounted for this increase due to the increased number of contracts and related implementations of BillPlex, which began in 1998.

         LICENSE FEES. License fees increased to $1.9 million in 1998 from none in 1997. License fees increased to 35.8% of total revenue in 1998 from 0% in 1997. We recognized our first license revenues from BillPlex in 1998 after the introduction of the BillPlex product in 1997.

         PROFESSIONAL SERVICES AND OTHER. Professional services and other revenue increased $3.2 million to $3.4 million in 1998 from $156,000 in 1997. This increase was due to increased implementation services performed directly related to increase in license fees. Professional services and other revenue decreased to 64.2% of total revenue in 1998 from 100.0% in 1997.

         COST OF REVENUE

         Total cost of revenue increased $3.9 million to $4.2 million in 1998 from $293,000 in 1997. Total cost of revenue as a percentage of total revenue decreased to 81.1% in 1998 from 187.8% in 1997.

         COST OF LICENSE FEES. Cost of license fees increased to $3,000 in 1998 from none in 1997 due to initiation of BillPlex license sales in 1998.

         COST OF PROFESSIONAL SERVICES AND OTHER. Cost of professional services and other revenue increased $3.9 million to $4.2 million in 1998 from $293,000 in 1997. These costs increased with the increase in revenue from services for 1998. Cost of professional services and other revenue decreased to 126.5% of professional services and other revenue in 1998 compared to 187.8% in 1997.

         OPERATING EXPENSES

         SALES AND MARKETING. Sales and marketing expenses increased $1.5 million, or 152.9%, to $2.4 million in 1998 from $962,000 in 1997. This increase was primarily due to the addition of personnel in sales and marketing, and the costs of recruiting and relocating these personnel. As a percentage of total revenue, these expenses decreased to 46.6% in 1998 from 617.4% in 1997.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased $5.0 million, or 298.7%, to $6.7 million in 1998 from $1.7 million for 1997. The increase in these expenses was due to the significantly increased investment in software developers, quality assurance personnel and outside contractors to support the continued development of BillPlex. As a percentage of total revenue, these expenses decreased to 127.2% in 1998 from 1,069.8% in 1997.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $1.1 million, or 30.2%, to $4.8 million in 1998 from $3.7 million for 1997. This increase was primarily due to the addition of finance, executive, information services and human resources personnel to support the growth of our business. As a percentage of total revenue, these expenses decreased to 92.2% in 1998 from 2,374.5% in 1997.

         NONOPERATING INCOME (EXPENSE)

         Nonoperating income was $754,000 in 1998 compared to nonoperating expense of $1.5 million in 1997. Nonoperating income for 1998 was primarily attributable to the investment of the proceeds of our preferred stock offering received during 1998 and to a gain on sale of an unrelated software product. Interest expense in 1997 was primarily attributable to interest on our notes payable. Notes payable in the amount of $1.6 million plus accrued interest were repaid from the proceeds of the preferred stock offering.

SEASONALITY

         Our operating results have varied significantly from quarter to quarter in the past and may continue to vary significantly from quarter to quarter in the future due to a variety of factors. Factors that can contribute to variations include delays in completing contract negotiations with large contracts without an offset by a corresponding reduction in fixed costs. Also, quarterly fluctuations can occur as a result of delays in completing contracts with customers where we derive a large part of our revenue each quarter from a small number of customers. Due to the recent introduction of BillPlex, we have not experienced the same seasonal fluctuations as some of our competitors, such as a slowdown during the summer months and an increase in revenue during the last quarter of the year. However, as we grow, we may experience similar quarterly fluctuations due to seasonality. For all these reasons, we believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future period.

LIQUIDITY AND CAPITAL RESOURCES

         On October 6, 1999 we sold 4.1 million shares of our common stock in an initial public offering ("IPO"). We received proceeds of approximately $44.2 million after payment of underwriter discounts and commissions and payment of IPO expenses. On October 28, 1999 the underwriters of the IPO exercised their option to purchase 431,000 additional shares of our common stock from which we received proceeds of $4.8 million.

         On December 16, 1999, we acquired Inlogic. All of Inlogic's shares and options were exchanged for 2.385 million newly issued shares and options of Daleen, valued at approximately $67.5 million.

         Since inception, we have funded our operations primarily through sales of equity securities and, to a lesser degree, through notes payable. Through December 31, 1999, we have raised approximately $92.1 million of equity capital and have raised $6.2 million through the issuance of notes payable. All notes payable had been repaid or converted to equity securities as of December 31, 1999. From 1996 through December 31, 1999, we have invested $7 million in capital expenditures. Beyond our capital expenditures, the funds we have raised have been applied to support our working capital needs. Our working capital needs have expanded significantly as our client base has grown. Our sources of liquidity as of December 31, 1999 consisted principally of cash and cash equivalents and securities available for sale of $62.4 million.

         Net cash used in operating activities was $9.0 million for the year ended December 31, 1999, $11.2 million in 1998, and $5.9 million in 1997. The principal use of cash for all periods was to fund our losses from operations.

         Net cash used in investing activities was $7.1 million in 1999, $6.0 million in 1998, and $2.9 million in 1997.

         Net cash provided by financing activities was $68.0 million for the year ended December 31, 1999, $12.9 million in 1998, and $13.0 million in 1997. Cash provided by financing activities was attributable to sales of our common and preferred stock and the issuance of notes payable.

         We believe that the net proceeds from our initial public offering in October, 1999, together with our current cash and cash equivalents, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 18 months. We may require additional funds to support our working capital requirements or for other purposes and we may seek to raise additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, the financing will be obtainable on terms favorable to us or that any additional financing would not be dilutive.


Year 2000 Compliance

         We have reviewed our internal support systems and, to the extent possible, its vendor systems to confirm Year 2000 compliance and have either confirmed that these systems are Year 2000 compliant or obtained Year 2000 compliance statements from the respective vendor. Any failure on our part or our suppliers or clients to be Year 2000 compliant, however, could result in a material adverse effect on our business, financial condition and result of operations. Subsequent to December 31, 1999, we have has not experienced any Year 2000 issues internally or with our customers or vendors.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is expected to be effective for the Company's year ending December 31, 2001. The Company expects this pronouncement to have no material impact on its financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our financial instruments consist of cash that is invested in institutional money market accounts. At December 31, 1999, the carrying value of our financial instruments approximated their fair values based on current market prices and rates. We do not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in commodities prices or foreign currency exchange rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Our consolidated financial statements are submitted as a separate section of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         In accordance with General Instruction G(3) of the Form 10-K, the information relating to the directors of Daleen, including directors who are executive officers of Daleen, is set forth in Daleen's Proxy Statement for the 2000 Annual Meeting of Shareholders (the "Proxy Statement") and is incorporated herein by reference. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of Daleen is set forth under the caption "Executive Officers of the Registrant" in Part I, Item 4A of this report.

         Compliance with Section 16(a) of the Securities Exchange Act of 1934:
Section 16(a) of the Securities Exchange of 1934, as amended, and regulations of the Securities and Exchange Commission thereunder require Daleen's directors and executive officers and any persons who own more than 10% of Daleen's Common Stock, as well as certain affiliates of such persons, to file reports with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. with respect to their ownership of Daleen's Common Stock. Directors, executive officers and persons owning more than 10% of Daleen's Common Stock are required by Securities and Exchange Commission regulations to furnish Daleen with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required of those persons, Daleen believes that during fiscal 1999, all filing requirements applicable to its directors and executive officers were complied with in a timely manner. Daleen is not aware of any other persons other than directors and executive officers and their affiliates who own more than 10% of Daleen's Common Stock.

ITEM 11. EXECUTIVE COMPENSATION.

         In accordance with General Instruction G(3) of Form 10-K, the information relating to executive compensation is set forth in the Proxy Statement and is incorporated herein by reference; provided, such incorporation by reference shall not be deemed to include or incorporate by reference the information referred to in Item 402 (a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         In accordance with General Instruction G(3) of Form 10-K, the information relating to security ownership by certain persons is set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In accordance with General Instruction G(3) of Form 10-K, the information relating to certain relationships and related transactions is set forth under the caption "Related Party Transactions" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as part of this report:

                  1.       Financial Statements

                  The financial statements are submitted as a separate section of this report, beginning on page 1.

                  2.       Financial Statement Schedule

                           Schedule II Valuation and Qualifying Accounts.

         (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the quarter ended December 31, 1999.

                  1. Form 8-K dated December 30, 1999, with respect to Daleen's acquisition of Inlogic Software Inc.

         (c) Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

EXHIBIT LIST

  EXHIBIT
  NUMBER                                       DESCRIPTION
  -------                                      -----------
  2.1 Share Purchase Agreement dated December 16, 1999, between the Registrant, Daleen Canada Corporation, Inlogic Software Inc., the shareholders of Inlogic Software Inc., and Atevent.com Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 333-82487) filed on December 30, 1999).

  3.1+ Certificate of Incorporation of Daleen Technologies, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  3.2+    Bylaws of Daleen Technologies, Inc. (Incorporated by reference to
          Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999). (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  4.1 See Exhibits 3.1 and 3.2 for provisions of the certificate of incorporation and bylaws of Daleen Technologies, Inc. defining rights of the holders of common stock of Daleen Technologies, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  4.2+ Specimen stock certificate (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  10.1+ Employment Agreement, dated December 1, 1994, between James Daleen and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  10.2+ Amendment to Employment Agreement, dated September 5, 1997, between James Daleen and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  10.3+ Third Amendment to the Employment Agreement, effective March 1, 1999, between James Daleen and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  10.4+ Employment Agreement, dated, January 31, 1998, between David B. Corey and Daleen Technologies, Inc. (Incorporated by reference to Exhibit
          10.4 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  10.5+ Employment Agreement, dated November 15, 1994, between Richard A. Schell and Daleen Technologies, Inc. (Incorporated by reference to
          Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  EXHIBIT
  NUMBER                                       DESCRIPTION
  -------                                      -----------
  10.6+ Amendment to Employment Agreement, dated January 31, 1997, between Richard A. Schell and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  10.7+ Second Amendment to Employment Agreement, dated September 5, 1997, between Richard A. Schell and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  10.8+ Third Amendment to Employment Agreement, effective March 1, 1999, between Richard A. Schell and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  10.9+ Employment Agreement, dated April 28, 1999, between Stephen M. Wagman and Daleen Technologies, Inc. (Incorporated by reference to Exhibit
          10.9 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  10.10+  Form of Indemnification Agreement (Incorporated by reference to
          Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  10.11+ Daleen Technologies, Inc. Amended and Restated Stock Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  10.12+ Daleen Technologies, Inc. 1998 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  10.13+ Daleen Technologies, Inc. 1997 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  10.14+ Daleen Technologies, Inc. 1995 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  10.15+ Daleen Technologies, Inc. 1998 Employee Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  10.16+ Daleen Technologies, Inc. 1996 Employee Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  10.17+ Daleen Technologies, Inc. 1994 Employee Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  10.18+ Lease Agreement, dated August 4, 1992, by Innovative Selective Software, Inc., and Crow-Childress-Donner, Limited (Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  EXHIBIT
  NUMBER                                       DESCRIPTION
  -------                                      -----------
  10.19+ First Amendment to Lease Agreement, dated December 29, 1994, by Daleen Technologies Inc, successor to Innovative Selective Software, Inc., and Regent Holding Corporation, successor to Crow-Childress-Donner (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  10.20+ Lease Agreement, dated August 27, 1998, by Daleen Technologies, Inc. and Regent Holding Corporation (Incorporated by reference to Exhibit
          10.20 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  10.21+ First Amendment to Lease, dated December 2, 1998, between Daleen Technologies, Inc. and Regent Holding Corporation (Incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  10.22+ Second Amendment to Lease, dated January 16, 1996, between Daleen Technologies, Inc. and Regent Holding Corporation (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  10.24+ Sublease Agreement, dated August 2, 1999, between W.R. Grace & Co. and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  10.25+ Employment Agreement, dated April 7, 1997, between John Z. Yin and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  10.26+ Employment Agreement, dated April 7, 1997, between Frank Dickinson and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  10.27+ Employment Agreement, dated July 22, 1998, between David McTarnaghan and Daleen Technologies, Inc. (Incorporated by reference to Exhibit
          10.27 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  10.28+ Employment Agreement, dated December 15, 1998, between Timothy C. Moss and Daleen Technologies, Inc. (Incorporated by reference to Exhibit
          10.28 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  10.29 Employment Agreement, dated September 7, 1999, between Manuel J.M. Andrade and Daleen Technologies, Inc. (Incorporated by reference to
          Exhibit 10.30 to the Company's Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

  EXHIBIT
  NUMBER                                       DESCRIPTION
  -------                                      -----------
  10.30 Employment Agreement, effective as of December 16, 1999 between Mohammad Aamir and Inlogic Software, Inc.

  10.31 Employment Agreement, effective as of December 16, 1999 between George Timmes and Inlogic Software, Inc.

  10.32 Indemnity Escrow Agreement dated December 16, 1999, between the Registrant, Daleen Canada Corporation, Inlogic Software Inc., the shareholders of Inlogic Software Inc., and Montreal Trust Company of Canada, as escrow agent (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 333-82487) filed on December 30,
          1999).

  10.33 Employee/Shareholder Escrow Agreement dated December 16, 1999, between the Registrant, Daleen Canada Corporation, Inlogic Software Inc., the employee shareholders of Inlogic Software Inc., and Montreal Trust Company of Canada, as escrow agent (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File No. 333-82487) filed on December 30, 1999).

  10.34 Support Agreement dated December 16, 1999, between the Registrant, Daleen Canada Corporation, Daleen Callco Corporation, and the shareholders of Inlogic Software Inc. (Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K (File No. 333-82487) filed on December 30, 1999).

  10.35 Exchange Trust Agreement dated December 16, 1999, between the Registrant, Daleen Canada Corporation, Daleen Callco Corporation, the shareholders of Inlogic Software Inc., and Montreal Trust Company of Canada, as trustee (Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K (File No. 333-82487) filed on December 30, 1999).

  10.36 Registration Rights Agreement dated December 16, 1999, between the Registrant and the shareholders of Inlogic Software Inc. (Incorporated by reference to Exhibit 10.5 to the Company's Form 8-K (File No. 333-82487) filed on December 30, 1999).

  10.37   Daleen Technologies, Inc. Amended & Restated 1999 Stock Incentive Plan

  21.1    Subsidiaries.

  23.1    Independent Auditors' Consent.

  27.1    Financial Data Schedule (for SEC use only).

------------------
+ Previously filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30 day of March, 2000.

                            Daleen Technologies, Inc.


                            By: /s/ JAMES DALEEN
                               -------------------------------------------------
                               James Daleen
                               Chairman of the Board and Chief
                               Executive Officer (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

        SIGNATURE                       TITLE                      DATE

/s/ JAMES DALEEN            Chairman of the Board and Chief    March 30, 2000
-------------------------   Executive Officer (Principal
   James Daleen             Executive Officer


/s/ DAVID B. COREY          President, Chief Operating         March 30, 2000
-------------------------   Officer and Director
    David B. Corey

/s/ RICHARD A. SCHELL       Chief Financial Officer            March 30, 2000
-------------------------   (Principal Financial and
    Richard A. Schell       Accounting Officer)

/s/ PAUL G. CATAFORD        Director                           March 30, 2000
-------------------------
    Paul G. Cataford


/s/ NEIL E. COX             Director                           March 30, 2000
-------------------------
    Neil E. Cox

/s/ DANIEL J. FOREMAN       Director                           March 30, 2000
-------------------------
    Daniel J. Foreman

/s/ STEPHEN J. GETSY        Director                           March 30, 2000
-------------------------
    Stephen J. Getsy

/s/ OFER NEMIROVSKY         Director                           March 30, 2000
-------------------------
    Ofer Nemirovsky

/s/ WILLIAM A. ROPER, JR.   Director                           March 30, 2000
-------------------------
    William A. Roper, Jr.

/s/ MOHAMMAD AAMIR          Director                           March 30, 2000
-------------------------
    Mohammad Aamir

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

Independent Auditors' Report ..............................................  1

Consolidated Balance Sheets as of December 31, 1998 and 1999 ..............  2

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1999 ..........................  3

Consolidated Statements of Redeemable Preferred Stock and
   Stockholders' (Deficit) Equity for each of the years in the three-year period ended December 31, 1999...............................  4-5

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1999 ..........................  6

Notes to Consolidated Financial Statements ................................  7

Valuation and Qualifying Accounts for each of the years in
   the three-year period ended December 31, 1999 ..........................  27

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Daleen Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Daleen Technologies, Inc. and Subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, redeemable preferred stock and stockholders' (deficit) equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 1999, in item 14(a)2 of the Company's 1999 Annual Report on Form 10-K. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daleen Technologies, Inc. and Subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP
Fort Lauderdale, Florida
January 24, 2000

                       DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                              Consolidated Balance Sheets
                    (In thousands, except share and per share data)

                               December 31, 1998 and 1999

                                     ASSETS                                                           1998        1999
                                                                                                    --------     -------
Current assets:
    Cash and cash equivalents                                                                       $    723      52,852
    Restricted cash                                                                                       --         124
    Securities available for sale                                                                      5,753       9,385
    Accounts receivable, less allowance for doubtful accounts of $9 at
      December 31, 1998 and $707 at December 31, 1999                                                  1,202       3,673
    Costs in excess of billings                                                                          503       3,514
    Unbilled revenue                                                                                      --         136
    Other current assets                                                                                 176         941
                                                                                                    --------     -------
          Total current assets                                                                         8,357      70,625

Notes receivable                                                                                          --         159
Property and equipment, net                                                                            2,516       4,845
Goodwill, net of accumulated amortization of $581                                                         --      55,211
Other intangible asset, net of accumulated amortization of $26                                            --       2,474
Other assets                                                                                             152         567
                                                                                                    --------     -------
          Total assets                                                                              $ 11,025     133,881
                                                                                                    ========     =======

                      LIABILITIES, REDEEMABLE PREFERRED STOCK AND
                             STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
    Accounts payable                                                                                $    459       1,099
    Accrued payroll and other accrued expenses                                                         2,237      12,240
    Billings in excess of costs                                                                          429         769
    Other current liabilities                                                                             --         316
                                                                                                    --------     -------
          Total current liabilities                                                                    3,125      14,424
                                                                                                    --------     -------
Redeemable preferred stock:
    Mandatorily redeemable convertible Series A Preferred Stock - 3,000,000 shares authorized, issued and outstanding ($7,500 liquidation value) as of December 31, 1998; none authorized,
      issued and outstanding as of December 31, 1999                                                   7,500          --
    Mandatorily redeemable convertible Series D and D-1 Preferred Stock - 4,908,379 shares authorized, issued and outstanding at December 31, 1998 ($15,000 liquidation value);
      none authorized, issued and outstanding as of December 31, 1999                                 14,297          --
    Mandatorily redeemable convertible Series E Preferred Stock -
      1,496,615 authorized; none issued and outstanding at December 31, 1998 and none
      authorized, issued and outstanding as of December 31, 1999                                          --          --

Commitments and contingencies

Stockholders' (deficit) equity:
    Series C Convertible Preferred stock - $.01 par value.  Authorized 1,222,222 shares;
      1,213,584 shares issued and outstanding as of December 31, 1998 ($4.50 per share
      liquidation value); none authorized, issued and outstanding as of December 31, 1999              5,301          --
    Preferred stock - $.01 par value.  Authorized 10,000,000 shares; none issued or outstanding           --          --
    Common stock - $.01 par value.  Authorized 70,000,000 shares; issued and outstanding
      3,240,020 shares at December 31, 1998 and 21,408,246 shares at December 31, 1999                    32         214
    Stockholders notes receivable                                                                         --        (202)
    Deferred stock compensation                                                                           --      (3,031)
    Additional paid-in capital                                                                         3,278     160,446
    Accumulated deficit                                                                              (22,508)    (37,970)
                                                                                                    --------     -------
            Total stockholders' (deficit) equity                                                     (13,897)    119,457
                                                                                                    --------     -------
            Total liabilities, redeemable preferred stock and stockholders' (deficit) equity        $ 11,025     133,881
                                                                                                    ========     =======

See accompanying notes to consolidated financial statements.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                                YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                             1997       1998         1999
                                                          ---------   ---------    --------
Revenue:
    License fees                                           $     --       1,879      12,404
    Professional services and other                             156       3,352       8,321
                                                          ---------   ---------    --------
           Total revenue                                        156       5,231      20,725
                                                          ---------   ---------    --------
Cost of revenue:
    License fees                                                 --           3          64
    Professional services and other                             293       4,239       7,721
                                                          ---------   ---------    --------
           Total cost of revenue                                293       4,242       7,785
                                                          ---------   ---------    --------
Gross profit                                                   (137)        989      12,940

Operating expenses:
    Sales and marketing                                         962       2,435       4,342
    Research and development                                  1,669       6,653       9,348
    Purchased in process research and development                --          --       6,347
    General and administrative                                3,704       4,824       9,572
                                                          ---------   ---------    --------
           Total operating expenses                           6,335      13,912      29,609
                                                          ---------   ---------    --------
Operating loss                                               (6,472)    (12,923)    (16,669)
                                                          ---------   ---------    --------
Nonoperating (expense) income:
    Interest (expense) income, net                           (1,570)        249         961
    Other income                                                 58         505         368
                                                          ---------   ---------    --------
           Total nonoperating (expense) income               (1,512)        754       1,329
                                                          ---------   ---------    --------
Net loss                                                     (7,984)    (12,169)    (15,340)

Accretion of preferred stock                                     --         (65)       (122)
                                                          ---------   ---------    --------
Net loss applicable to common stockholders                 $ (7,984)    (12,234)    (15,462)
                                                          =========   =========    ========
Net loss per share -
    basic and diluted                                      $  (3.48)      (3.78)      (1.06)
                                                          =========   =========    ========
Weighted average shares - basic and diluted                   2,295       3,240      14,548
                                                          =========   =========    ========

See accompanying notes to consolidated financial statements.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

              Consolidated Statements of Redeemable Preferred Stock
                       and Stockholders' (Deficit) Equity
                        (In thousands, except share data)

                                                                           REDEEMABLE PREFERRED STOCK
                                         ------------------------------------------------------------------------------------------
                                                 SERIES A              SERIES D AND D-1              SERIES E
                                         ------------------------   -----------------------   ------------------------
                                           NUMBER                    NUMBER                    NUMBER
                                         OF SHARES      AMOUNT      OF SHARES     AMOUNT      OF SHARES      AMOUNT        TOTAL
                                         ----------   -----------   ----------  -----------   ----------   -----------  -----------
Balance, December 31, 1996                       --   $        --           --  $        --           --   $        --  $        --
   Warrants issued on bridge loan                --            --           --           --           --            --           --
   Warrants issued as part of
     inducement on bridge loan                   --            --           --           --           --            --           --
   Exercise of bridge loan warrants              --            --           --           --           --            --           --
   Stock issued for convertible deb              --            --           --           --           --            --           --
   Issuance of preferred stock -
     Series A                             3,000,000         7,500           --           --           --            --        7,500
   Issuance of preferred stock -
     Series C                                    --            --           --           --           --            --           --
   Stock options issued for
     consulting services                         --            --           --           --           --            --           --
   Stock options exercised                       --            --           --           --           --            --           --
   Net loss                                      --            --           --           --           --            --           --
                                         ----------   -----------   ----------  -----------   ----------   -----------  -----------
Balance, December 31, 1997                3,000,000         7,500           --           --           --            --        7,500
   Issuance of preferred stock -
     Series D and D-1                            --            --    4,908,379       14,232           --            --       14,232
   Accretion of preferred stock -
     Series D and D-1                            --            --           --           65           --            --           65
   Issuance of preferred stock -
     Series C                                    --            --           --           --           --            --           --
   Stock issued for consulting services
     related to Series C issuance                --            --           --           --           --            --           --
   Redemption of bridge warrants                 --            --           --           --           --            --           --
   Stock issued for options and bridge
     loan warrants exercised                     --            --           --           --           --            --           --
   Net loss                                      --            --           --           --           --            --           --
                                         ----------   -----------   ----------  -----------   ----------   -----------  -----------
Balance, December 31, 1998                3,000,000         7,500    4,908,379       14,297           --            --       21,797
   Deferred stock compensation                   --            --           --           --           --            --           --
   Non-cash stock compensation
     expense                                     --            --           --           --           --            --           --
   Issuance of preferred stock -
     Series E, net                               --            --           --           --    1,496,615        13,404       13,404
   Accretion of preferred stock                  --            --           --          119           --             3          122
   Exercise of stock options and
     warrants                                    --            --           --           --           --            --           --
   Payment of stockholder note
     receivable                                  --            --           --           --           --            --           --
   Issuance of common stock for
     initial public offering, net of             --            --           --           --           --            --           --
     expenses
   Conversion of mandatorily
     redeemable preferred stock          (3,000,000)       (7,500)  (4,908,379)     (14,416)  (1,496,615)      (13,407)     (35,323)
     issuance of IPO
   Acquisition of Inlogic Software, Inc.
     plus expenses                               --            --           --           --           --            --           --
   Net loss                                      --            --           --           --           --            --           --
                                         ----------   -----------   ----------  -----------   ----------   -----------  -----------
Balance, December 31, 1999                       --   $        --           --  $        --           --   $        --  $        --
                                         ==========   ===========   ==========  ===========   ==========   ===========  ===========

See accompanying notes to consolidated financial statements.


        SERIES C
    PREFERRED STOCK          COMMON STOCK
 ----------------------   --------------------    STOCKHOLDERS   DEFERRED     ADDITIONAL
   NUMBER                   NUMBER       PAR         NOTES        STOCK        PAID-IN     ACCUMULATED
 OF SHARES     AMOUNT     OF SHARES     VALUE      RECEIVABLE   COMPENSATION   CAPITAL       DEFICIT      TOTAL
 ---------   ----------   ----------   -------       ------      ---------    ----------     -------     -------
        --           --    1,879,153   $    19           --             --    $     357     $(2,290)     $(1,914)
        --           --           --        --           --             --          120          --          120

        --           --           --        --           --             --          375          --          375
        --           --      619,080         6           --             --          613          --          619
        --           --      688,264         7           --             --        1,714          --        1,721

        --           --           --        --           --             --           --          --           --

 1,150,493        5,092           --        --           --             --           --          --        5,092

        --           --           --        --           --             --           25          --           25
        --           --       23,490        --           --             --           --          --           --
        --           --           --        --           --             --           --      (7,984)      (7,984)
 ---------   ----------   ----------   -------       ------      ---------    ---------     -------      -------
 1,150,493        5,092    3,209,987        32           --             --        3,204     (10,274)      (1,946)

        --           --           --        --           --             --           --          --           --

        --           --           --        --           --             --           --         (65)         (65)

    63,091          279           --        --           --             --           --          --          279

        --          (70)      21,600        --           --             --           70          --           --
        --           --           --        --           --             --           (4)         --           (4)

        --           --        8,433        --           --             --            8          --            8
        --           --           --        --           --             --           --     (12,169)     (12,169)
 ---------   ----------   ----------   -------       ------      ---------    ---------     -------      -------
 1,213,584        5,301    3,240,020        32           --             --        3,278     (22,508)     (13,897)
        --           --           --        --                      (3,110)       3,110          --           --

        --           --           --        --           --             79           --          --           79

        --           --           --        --           --             --           --          --           --
        --           --           --        --           --             --           --        (122)        (122)

        --           --      800,574         8         (574)            --        1,817          --        1,251

        --           --           --        --          372             --           --          --          372

        --           --    4,531,400        46           --             --       48,940          --       48,986


(1,213,584)      (5,301)  10,618,578       106           --             --       40,517          --       35,322


        --           --    2,217,674        22           --             --       62,784          --       62,806
        --           --           --        --           --             --           --     (15,340)     (15,340)
 ---------   ----------   ----------   -------       ------      ---------    ---------     -------      -------
        --           --   21,408,246   $   214       $ (202)     $  (3,031)   $ 160,446     (37,970)     119,457
 =========   ==========   ==========   =======       ======      =========    =========     =======      =======


                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                   1997         1998        1999
                                                                                 ---------    --------    --------
Cash flows from operating activities:
   Net loss                                                                      $ (7,984)    (12,169)    (15,340)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                  352         918       2,198
       Stock compensation                                                              26          --          79
       Amortization of financing costs and warrants issued on bridge loan             413          --          --
       Warrants issued as inducement for bridge loan                                  375          --          --
       Bad debt expense                                                               167         247         435
       Interest income on shareholder loans                                            --          --        (139)
       Purchased in-process research and development                                   --          --       6,347
       Changes in assets and liabilities:
         Restricted cash                                                               36          --        (124)
         Accounts receivable                                                            1      (1,431)     (2,315)
         Costs in excess of billings                                                   --        (503)     (3,147)
         Other current assets                                                        (193)         53         (25)
         Other assets                                                                  (2)        (63)       (204)
         Notes receivable                                                              --          --        (159)
         Accounts payable                                                             161         166        (194)
         Accrued payroll and other accrued expenses                                   627       1,332       2,934
         Billing in excess of costs                                                    --         429         390
         Other current liabilities                                                    103        (147)        256
                                                                                 ---------    --------    --------
           Net cash used in operating activities                                   (5,918)    (11,168)     (9,008)
                                                                                 ---------    --------    --------
Cash flows from financing activities:
   Proceeds from issuance of notes payable                                          1,160          --          --
   Proceeds from sale of mandatorily redeemable convertible
     preferred stock - Series A, net                                                7,500          --          --
   Proceeds from sale of preferred stock - Series C, net                            5,092         279          --
   Proceeds from sale of mandatorily redeemable convertible
     preferred stock - Series D and D-1, net                                           --      14,232          --
   Proceeds from sale of preferred stock - Series E, net                               --          --      13,404
   Proceeds from exercise of stock options and bridge warrants                        619           8       1,825
   Proceeds from initial public offering                                               --          --      48,986
   Principal payments on notes payable and capital lease obligations               (1,347)     (1,618)         --
   Issuance of notes receivable - shareholders                                         --          --        (435)
   Repayment of notes receivable                                                       --          --         372
   Acquisition of cash from Inlogic                                                    --          --       3,874
   Redemption of bridge warrants                                                       --          (4)         --
                                                                                 ---------    --------    --------
           Net cash provided by financing activities                               13,024      12,897      68,026
                                                                                 ---------    --------    --------
Cash flows from investing activities:
   Purchase of securities available for sale                                       (1,770)    (48,697)    (53,750)
   Sales and maturities of securities available for sale                               --      44,715      50,117
   Investment in joint venture                                                         30          --          --
   Capital expenditures                                                            (1,113)     (2,054)     (3,507)
                                                                                 ---------    --------    --------
           Net cash used in investing activities                                   (2,853)     (6,036)     (7,140)
                                                                                 ---------    --------    --------
Effect of exchange rates on cash and cash equivalents                                  --          --         251
                                                                                 ---------    --------    --------
Net increase (decrease) in cash and cash equivalents                                4,253      (4,307)     52,129

Cash and cash equivalents at beginning of year                                        777       5,030         723
                                                                                 ---------    --------    --------
Cash and cash equivalents at end of year                                         $  5,030         723      52,852
                                                                                 =========    ========    ========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                                    $    640         142           1
                                                                                 =========    ========    ========
Non-cash investing and financing activities (in thousands):

Notes payable and accrued interest converted to common stock                     $  1,721          --          --
                                                                                 =========    ========    ========
Issuance of common stock and stock options for acquisition of Inlogic
    Software, Inc.                                                               $     --          --      65,319
                                                                                 =========    ========    ========
Accrued acquisition cost                                                         $     --          --       2,210
                                                                                 =========    ========    ========
Deferred compensation                                                            $     --          --       3,110
                                                                                 =========    ========    ========
Preferred stock converted to common stock upon initial public offering           $     --          --      35,201
                                                                                 =========    ========    ========

See accompanying notes to consolidated financial statements.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

(1)    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    BUSINESS

              Daleen Technologies, Inc. (the "Company") is a leading provider of eBusiness software solutions for integrated communications providers. The Company provides several products to its target markets, the most important of which are BillPlex and eCare. The Company's products are designed to enable providers of multiple communications services, such as voice, data, internet access, video and application hosting to perform account and service provisioning, subscriber care and management, rating, billing and payment processing.

              The Company currently has a professional services department to provide custom integration and configuration services to its customers, as well as training and support for customers and business partners. The Company maintains a customer service department to provide technical assistance to customers, in addition to providing customer care for upgrades and new releases of its products.

              In February 1996, the Company formed a foreign sales corporation, Daleen International, Inc., which is wholly owned. Daleen International, Inc. had no operations for each of the years in the three year period ended December 31, 1999.

              In December 1999, the Company completed its acquisition of a wholly owned subsidiary, Inlogic Software, Inc. ("Inlogic") a Nova Scotia corporation. See note 2 for description of this acquisition and nature of business.

       (b)    PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

       (c)    REVENUE RECOGNITION

              The Company recognizes revenue from long-term contracts involving significant production, modification or customization of software under Statement of Position 81-1 using the percentage of completion method, based on the ratio of total labor hours incurred to date to total estimated labor hours. Changes in job performance, job conditions, estimated profitability and final contract settlement may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor and supplies. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Amounts billed in excess of revenue recognized to date are classified as "Billings in excess of costs," whereas revenue recognized in excess of amounts billed are classified as "Costs in

                                       7                             (Continued)

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

              excess of billings" in the accompanying consolidated balance sheets.

              In 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION ("SOP 97-2"). Effective January 1, 1998, the Company adopted SOP 97-2 for all software transactions entered into that did not require significant production, modification or customization. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence ("VSOE") of the relative fair values of the elements. VSOE is determined by the price charged when the element is sold separately. The revenue allocated generally is recognized when the software has been delivered and installed, the fee is fixed and determinable and collectibility is probable. An arrangement fee is generally not presumed to be fixed or determinable if payment of a significant portion of the licensing fee is not due until after expiration of the license or more than 12 months after delivery. Revenue related to arrangements containing extended payment terms where the fees are not considered fixed and determinable is deferred until payments are due.

              Revenue related to customer maintenance agreements is deferred and recognized ratably on a straight-line basis over the maintenance period of the agreement.

              Revenue related to professional services is recognized as services are performed.

              For license fees sold to end users, the Company recognizes revenue upon shipment when it has no further obligations under the contract. In these arrangements a third-party integrator contracts directly with the customer to perform the installation. Upon shipment, delivery has occurred, persuasive evidence of an arrangement exists, collectibility is probable and the fee is fixed and determinable.

              The Company recognizes revenue after installation is complete if the Company sells the license to a third-party integrator. Under these types of arrangements, the Company's involvement is on an as-needed basis throughout the integration process. Therefore, the obligation is not complete until the software has been installed and accepted by the end user.

              In March 1999, the Company adopted SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS ("SOP 98-9"). SOP 98-9 amends SOP 97-2 to require recognition of revenue using the "residual method" when (1) there is VSOE of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue recognition criteria in SOP 97-2 other than the requirement for VSOE of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized

                                       8                             (Continued)

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

              in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The adoption of SOP 98-9 did not have a material impact on the Company's results of operations.

       (d)    CASH AND CASH EQUIVALENTS

              The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

       (e)    NOTES RECEIVABLE

              Notes receivable are recorded at cost, less the related allowance for impaired notes receivable. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a note is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Notes receivable at December 31, 1999 are not considered to be impaired.

       (f)    SECURITIES AVAILABLE FOR SALE

              Securities available for sale are recorded at fair value. The fair value of securities available for sale approximated the historical cost for all periods presented and thus, no significant unrealized gains or losses existed.

       (g)    PROPERTY AND EQUIPMENT, NET

              Property and equipment is stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are amortized over their useful lives or the term of the related lease, whichever is shorter.

       (h)    SOFTWARE DEVELOPMENT COSTS

              The Company accounts for software development costs under Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED ("SFAS No. 86"). Under SFAS No. 86, the costs associated with software development are required to be capitalized after technological feasibility has been established. Based on the Company's product development process, technological feasibility is generally established upon completion of the working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release are insignificant and,

                                       9                             (Continued)

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

              as a result, the Company has not capitalized any software development costs.

       (i)    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
              DISPOSED OF

              Pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of assets to be held and used is determined by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There are no impaired long-lived assets at December 31, 1999.

       (j)    INCOME TAXES

              The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as a change in expense in the period that includes the enactment date.

       (k)    STOCK OPTION PLANS

              The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net loss and pro forma net loss per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

                                       10                            (Continued)

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

       (l)    FAIR VALUE OF FINANCIAL INSTRUMENTS

              Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of fair value of certain financial instruments. Cash and cash equivalents, restricted cash, accounts receivable, securities available for sale and other current assets, as well as accounts payable, accrued expenses and other current liabilities, as reflected in the consolidated financial statements, approximate fair value because of the short-term maturity of these instruments.

              Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

       (m)    USE OF ESTIMATES

              Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the accompanying financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       (n)    GOODWILL AND OTHER INTANGIBLE ASSET

              Goodwill represents the excess of the cost to acquire Inlogic over the fair value of the net tangible assets, other intangible and purchased in-process research and development acquired (see note 2). Goodwill is being amortized on a straight-line basis over 4 years - the expected period to be benefited.

              Other intangible represents the fair value of the employee work force and is also being amortized over 4 years.

              The Company assesses the recoverability of these intangible assets by determining whether the amortization of the goodwill and other intangible asset balances over their remaining lives can be recovered through undiscounted future operating cash flows of the entity acquired over the remaining amortization period. The Company's carrying value of goodwill and other intangible assets would be reduced by the estimated shortfall of discounted cash flows. To date, no such reductions in goodwill and other intangible assets have been recorded.

       (o)    BASIC AND DILUTED NET LOSS PER SHARE

              Basic and diluted net loss per share was computed by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for each period presented. Potentially dilutive securities were not considered for each of the years in the three-year period ended December 31, 1999 since their effect would be antidilutive. Net loss applicable to common stockholders differs from net loss in the years ended December 31, 1998 and 1999 due to accretion on the preferred stock.

                                       11                            (Continued)

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

       (p)    COMPREHENSIVE INCOME

              Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and
              (b) display the accumulated balance of other comprehensive income separately from accumulated deficit and additional paid in capital in the equity section of the balance sheets. Comprehensive income is defined as a change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. There were no differences between net loss and comprehensive loss for each of the years in the three-year period ended December 31, 1999.

                                       12                            (Continued)

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

       (q)    FOREIGN CURRENCY TRANSLATION

              The functional currency of the Company's foreign subsidiary is the respective local currency. The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using the current exchange rate in effect at the balance sheet date and for revenue and expense accounts using average rates prevailing during the year. The adjustment resulting from the translation of foreign currency financial statements for the year ended December 31, 1999 was immaterial and was recorded in the consolidated statement of operations. The Company had no foreign operations for the years ended December 31, 1997 and 1998.

              The Company enters into transactions based on the Company's local currency which results in limited foreign currency risk. The Company does not utilize hedging instruments.

       (r)    SEGMENT INFORMATION

              Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The Company operates in one segment for management reporting purposes.

       (s)    START-UP COSTS

              In March 1998, the AICPA issued Statement of Position 98-5 REPORTING ON THE COSTS OF START-UP ACTIVITIES ("SOP 98-5"). Pursuant to the provisions of SOP 98-5, all costs associated with start-up activities, including organization costs, should be expensed as incurred. The Company has no start-up costs capitalized at December 31, 1999.

                                       13                            (Continued)

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

(2)    ACQUISITION

       On December 16, 1999 ("the acquisition date"), the Company acquired the accounts of Inlogic in a purchase business combination. This transaction expanded Daleen's customer management and billing product through the addition of Web-enabled customer care and electronic bill presentment and payment, together with business-to-business gateway solutions. All of Inlogic's shares and options were exchanged for the following:

       /bullet/ 2,217,674 shares of common stock valued at $60.7 million. The valuation of the common stock was determined by the stock price two days before and two days after December 16, 1999 which was the date the acquisition was announced and terms were agreed.

       /bullet/ Issuance of 167,361 stock options to Inlogic employees valued at $4.6 million. Valuation was determined using the Black-Scholes option pricing model on the date of the acquisition.

       In addition, the Company incurred direct acquisition costs of approximately $2.2 million.

       The transaction resulted in a one-time charge of $6.3 million related to the write-off of purchased in-process research and development expense. The Company employed an outside valuation consultant to value the purchased in-process research and development. In process research and development relates to the development of numerous Inlogic products which provide web interfaces and other operational support system products.
       The Inlogic products are in the early stages of their development and are undergoing further development and integration with BillPlex. The value assigned to in-process research and development was determined based on management's estimates of the percentage of completion of the underlying development effort, resulting net cash flows from Inlogic products and the discounting of such cash flows back to their present value.

       The acquisition was accounted for as a purchase transaction and, accordingly, the acquisition price was allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition date. Other intangible represents the purchased employee work force of Inlogic. The excess of the consideration paid over the estimated fair value of net assets, other intangible and purchased in-process research and development acquired was recorded as goodwill which is being amortized over four years.

       The consolidated statement of operations for the year ended December 31, 1999 includes the operating results of Inlogic from the date of acquisition. The purchase price was allocated as follows:

                                              (IN THOUSANDS)

Purchased in process research and development     $ 6,347
Net hard assets                                       360
Deferred compensation                               2,530
Employee work force                                 2,500
Goodwill                                           55,792
                                                  -------

                                                  $67,529
                                                  =======


                                       14                            (Continued)

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

       The following unaudited pro forma results of operations of the Company for the years ended December 31, 1999 and 1998 assume the acquisition occurred as of the beginning of 1998 and 1999. The pro forma results give effect to certain adjustments, which include depreciation and amortization of intangible assets. The costs associated with the in-process research and development were not included in the proforma results since they are considered to be a one-time non-recurring charge. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.

                                                       (IN THOUSANDS EXCEPT PER
                                                              SHARE DATA)
                                                        -----------------------
                                                           1998          1999
                                                        ----------      -------

Total revenue                                           $    6,899       22,577
                                                        ==========      =======
Net loss applicable to common stockholders              $  (27,695)     (27,517)
                                                        ==========      =======
Net loss per share
     - basic and diluted                                $    (5.07)       (1.64)
                                                        ==========      =======


(3)    INITIAL PUBLIC OFFERING

       On October 6, 1999 the Company sold 4.1 million shares of its common stock in an initial public offering ("IPO") from which the Company received proceeds of approximately $44.2 million after payment of underwriter discounts and commissions and payment of IPO costs. Concurrently, the outstanding preferred stock described in note 9 was automatically converted to common stock.

       On October 28, 1999 the underwriters of the Company's IPO exercised their option to purchase 615,000 additional shares of the Company's common stock, 431,000 shares from the Company and 184,000 shares from certain selling shareholders. The Company received proceeds of $4.8 million.

                                       15                            (Continued)

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

(4)    PROPERTY AND EQUIPMENT, NET

       Property and equipment, net consist of the following at December 31:

                                                     (IN THOUSANDS)
                                                                              ESTIMATED
                                                    1998         1999        USEFUL LIFE
                                                   -------      -------      -----------
Computer hardware                                  $ 2,093        3,943      3-5 years
Purchased computer software                            472        1,055      3-5
Office furniture and equipment                         755        1,614      5-7
Transportation equipment                                43           43      5
Leasehold improvements                                 757          932      lease term
Construction in progress                                 8          682      --
                                                   -------       ------
                                                     4,128        8,269
Less accumulated depreciation and amortization      (1,612)      (3,424)
                                                   -------       ------
Property and equipment, net                        $ 2,516        4,845
                                                   =======       ======

(5)    INCOME TAXES

       The Company did not have income tax expense for any of the years in the three year period ended December 31, 1999. This differed from an income tax benefit computed by applying the Federal income tax rate of 34 percent to pretax losses as a result of the following:

                                                                  (IN THOUSANDS)
                                                          1997          1998        1999
                                                         -------      -------      -------
Computed "expected" tax benefit                          $ 2,715        4,137        5,216
Increase (reduction) in income taxes resulting from:
        State income taxes (net of federal benefit)
                                                             594          439          515
        Increase in the valuation allowance for
           deferred tax assets                            (3,016)      (4,360)      (6,146)
        Other items                                         (293)        (216)         415
                                                         -------      -------      -------
                                                         $    --           --           --
                                                         =======      =======      =======

                                       16                            (Continued)

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1998 and 1999 are presented below:

                                                (IN THOUSANDS)
                                               1998         1999
                                             -------      -------
Deferred tax assets:
     Net operating loss carryforwards        $ 7,979       15,139
     Depreciation and amortization               106          200
     Inlogic goodwill                             --        2,487
     Allowance for doubtful accounts               3          267
     Research and experimentation
        credit carryforwards                      --          749
     Accrued expenses                            274          242
     Other                                        --          107
                                             -------      -------
     Gross deferred tax assets                 8,362       19,191
     Less valuation allowance                 (8,174)     (18,124)
                                             -------      -------
           Total deferred tax asset          $   188        1,067

Deferred tax liabilities:
     Costs in excess of billings                 188        1,067
                                             -------      -------
           Net deferred tax asset            $    --           --
                                             =======      =======

       Realization of deferred tax assets associated with net operating loss and research and experimentation credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that these net operating loss and research and experimentation credit carryforwards may expire unused and has established a valuation allowance for the entire deferred tax assets.

       Net operating loss carryforwards for U.S. and State income tax purposes amount to approximately $34,528,000 and expire through year 2019. Of the total net operating loss carry forward, the future utilization of approximately $14,824,000 will be subject to an annual limitation prescribed by the tax law as a result of changes in the ownership of the Company which has occurred over the past several years. Total net operating loss carryforwards include approximately $1,386,000 of tax benefits from the exercise of employee stock options that expire in 2019 and will be credited to additional paid-in capital if they are realized. In addition, the Company has net operating loss carryforwards for Canada of approximately $4,811,000 which expire through year 2006.

                                       17                            (Continued)

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

(6)    ACCRUED PAYROLL AND OTHER ACCRUED EXPENSES

       Accrued payroll and other accrued expenses consist of the following at December 31:

                                                     (IN THOUSANDS)
                                                     1998        1999
                                                    -------     -------
Accrued payroll and related expenses                $   249         788
Due to subcontractors                                   760         800
Accrued bonuses                                         953       2,856
Acquisition costs                                        --       2,067
Dividend payable to former Inlogic shareholders          --       4,800
Other accrued expenses                                  275         929
                                                    -------     -------
                                                    $ 2,237      12,240
                                                    =======     =======
(7)    COMMITMENTS

       (a)    LEASES

              The Company entered into agreements to lease office facilities in Boca Raton and Atlanta under operating lease agreements commencing November 1999 and June 1999 and expiring May 2008 and June 2004, respectively. The Company also leases space in Toronto, Canada. The leases for these offices expire on various dates through December 2005. Generally accepted accounting principles require that the full costs of a lease be recognized ratably over the term of the lease. Accordingly, the Company has recorded deferred credits as of December 31, 1999 of $142,692 to reflect the excess of rent expense over cash payments related to these two leases. These credits are included as part of other accrued expenses in the consolidated balance sheet.

              The Company leases office space and certain equipment under operating leases that expire through January, 2001.

              Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) for the years ending December 31 are as follows:

                                                   (IN THOUSANDS)

            2000                                       $1,901
            2001                                        1,715
            2002                                        1,705
            2003                                        1,717
            2004                                        1,795
            2005 and thereafter                         1,086
                                                       ------
                    Total minimum lease payments       $9,919
                                                       ======

                                       18                            (Continued)

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

              Total rent expense for operating leases was $279,708, $370,919 and $648,324, for the years ended December 31, 1997, 1998 and 1999, respectively.

       (b)    401(K) PROFIT SHARING & TRUST

              The Daleen Technologies, Inc. 401(k) Profit Sharing & Trust plan ("the Plan") covers substantially all of its employees. The Company matches 25 percent of the employees' contribution, up to a maximum of 8 percent deferral made by the employees. In addition, the Plan allows discretionary contributions from the Company. The total expense associated with this plan for 1997, 1998 and 1999 was $36,277, $71,923 and $237,995, respectively.

              On January 1, 2000, the Company terminated the above plan and adopted the Daleen Technologies, Inc. 401(k) Profit Sharing Plan. The Company matches 35 percent of the employees' contribution up to maximum of 8 percent deferral made by the employees.

       (c)    EMPLOYMENT AGREEMENTS

              The Company has employment agreements with two executives that provide for annual base salaries, annual salary increases, an annual bonus and periodic stock option grants subject to the approval by the compensation committee of the Company's board of directors. The terms of their agreements vary in length up to five years and provide for aggregate annual base salaries of $537,625. These agreements, and other employment agreements with other executives that do not have specified employment terms, provide for severance payments of up to two years base salary.

                                       19                            (Continued)

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

(8)    STOCKHOLDERS' (DEFICIT) EQUITY

       (a)    STOCK OPTIONS

              The Company has seven fixed stock option plans: the 1994 Employee Non-Qualified Stock Option Plan ("the 1994 Plan"), the 1995 Qualified Employee Incentive Stock Option Plan ("the 1995 Plan"), the 1996 Employee Non-Qualified Stock Option Plan ("the 1996 Plan"), the 1997 Employee Incentive Stock Option Plan ("the 1997 Plan"), the 1998 Non-Qualified Employee Stock Option Plan ("the 1998 Plan"), the 1998 Qualified Employee Incentive Stock Option Plan ("the 1998 ISO Plan"), and the 1999 Employee Non-Qualified Stock Option Plan ("the 1999 Plan"). Each Plan provides that the exercise price of the options granted will be issued at no less than the fair market value of the underlying common stock at the date of grant. A summary of the Company's stock option plans is presented below:

                                   ORIGINAL
                                    SHARES
                                  AUTHORIZED                                        CONTRACTUAL
                                 FOR ISSUANCE                                           LIFE
                                  UNDER PLAN            VESTING PERIOD               OF OPTIONS
                              ------------------- ---------------------------  --------------------
              1994 Plan             125,000                  100% upon grant    5 years from grant

              1995 Plan             200,000                  100% upon grant    5 years from grant

              1996 Plan             400,000                  100% upon grant    5 years from grant

              1997 Plan             200,000       1/3 each year beginning       5 years from grant
                                                  on year from grant

              1998 Plan             500,000       23% to 50% beginning          5 years from grant
                                                  one year from grant

              1998 ISO Plan       1,600,000       25% each year beginning       5 years from grant
                                                  one year from grant

              1999 Plan           1,349,000       25% each year beginning      10 years from grant
                                                  one year from grant

              The 1999 Plan authorizes the Company to automatically adjust the number of shares of common stock available for issuance on the first day of each fiscal year beginning in 2000, up to an annual increase of 5,000,000 shares subject to a maximum of 20% of the fully-diluted shares outstanding at the time. The Company authorized an increase of 4.3 million shares in 2000.

                                       20                            (Continued)

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

              A summary of the status of the Company's stock option plans, as of December 31, 1997, 1998 and 1999, and changes during the years then ended, is presented below:

                                                  1997                     1998                       1999
                                        ----------------------    ----------------------     ------------------------
                                                    WEIGHTED-                  WEIGHTED-                    WEIGHTED-
                                                     AVERAGE                   AVERAGE                      AVERAGE
                                                     EXERCISE                  EXERCISE                     EXERCISE
                                          SHARES       PRICE       SHARES       PRICE         SHARES          PRICE
                                        ---------    ---------    ---------    ---------     ---------      ---------
Outstanding at beginning of year          520,303    $    1.73    1,476,498    $    2.67     2,363,697           2.89
Granted                                   988,732         3.18    1,012,600         3.25     2,250,613          15.98
Exercised                                 (23,490)        3.00       (8,433)        3.13      (800,574)          2.04
Forfeited                                  (9,047)        3.00     (116,968)        3.13       (19,480)          4.74
                                        ---------                 ---------                  ---------
Outstanding at end of year              1,476,498    $    2.67    2,363,697    $    2.89     3,794,256          10.58
                                        =========                 =========                  =========
Options exercisable at end of year        503,885                   957,814                    742,930
Weighted average fair value of
     options exercisable during the year             $    0.38                 $    0.61                    $    2.87


              The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                                   OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                     ------------------------------------------------   ------------------------
                                       WEIGHTED-
                                        AVERAGE         WEIGHTED-                      WEIGHTED-
    RANGE OF                           REMAINING         AVERAGE                       AVERAGE
    EXERCISE             NUMBER       CONTRACTUAL        EXERCISE         NUMBER       EXERCISE
     PRICES           OUTSTANDING     LIFE (YEARS)        PRICE         EXERCISABLE     PRICE
-----------------    --------------- ---------------  ---------------   -----------   ----------
$0.06 to $1.00           175,828          9.03            $   0.12          80,791     $  0.18
$2.50 to $3.00           336,434          2.28                2.88         208,494        3.00
$3.25 to $4.00         1,432,036          3.79                3.26         452,031        3.25
$6.00 to $9.00           627,750          9.60                7.63              --        0.00
$12.65 to $21.38         701,458          9.99               21.21           1,614       12.65
$22.50 to $27.19         394,500          9.96               26.98              --        0.00
$28.00 to $33.75         105,750          9.89               31.68              --        0.00
$38.81 to $46.94          18,500          9.88               39.25              --        0.00
$50.00 to $52.69           2,000          9.90               52.69              --        0.00
                       ---------                                           ------
                       3,794,256          6.85               10.58         742,930        2.87
                       =========                                           =======

                                       21                            (Continued)

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

              The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. The fair value of each option granted to employees is estimated on the date of grant using the Black-Scholes Option Pricing model with the following assumptions:

                                         1997        1998        1999
                                        -------     -------     -------
              Expected life             5 years    4-5 years      5 years
              Dividends                  None        None          None
              Risk-free interest rate    4.34%       5.39%         5.65%
              Expected volatility           0%          0%        116.8%

              Had compensation expense for the Company's plans been determined consistent with FASB Statement No. 123, the Company's net loss and net loss per share would have been increased to pro forma amounts indicated below:

                                                                   (IN THOUSANDS)
                                                         -----------------------------------
               PRO FORMA DISCLOSURES                       1997         1998         1999
------------------------------------------------------   ---------    ---------    ---------
Net loss:
     As reported                                       $    (7,984)     (12,169)     (15,340)
     Pro forma                                              (8,342)     (12,444)     (16,569)
Net  loss per share:
     As reported                                             (3.48)       (3.78)       (1.06)
     Pro forma                                               (3.64)       (3.84)       (1.15)


       (b)    COMMON AND PREFERRED STOCK

              In November 1997, the Company began an offering of Series C convertible preferred stock ("Series C Preferred Stock"). The Series C Preferred Stock was offered for $4.50 per share and was convertible at the option of the holder to common stock on a one-to-one basis. The Company raised a total of approximately $5,301,000 for 1,213,584 shares of Series C Preferred Stock, of which approximately $5,092,000 and $279,000 was received in 1997 and 1998, respectively. In connection with this offering the Company issued warrants to purchase an additional 285,000 shares of the Company's common stock at $4.50 per share. The Series C Preferred Stock automatically converted to common stock upon the completion of an IPO. The Company completed its initial public offering in October 1999. At that time, all Series C Preferred Stock was converted to common stock on a one-to-one basis.

              In January 1998, the Company issued 21,600 shares of common stock to certain individuals for consulting services at a fair value of $70,200.

                                       22                            (Continued)

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

(9)    REDEEMABLE PREFERRED STOCK

       On September 12, 1997, the Company completed a sale of mandatorily redeemable convertible Series A preferred stock ("Series A Preferred Stock") to a venture capital fund. The Company issued 3,000,000 shares of Series A Preferred Stock to the fund at $2.50 per share for total proceeds of $7,500,000. The Series A Preferred Stock was convertible on a one-to-one basis into the Company's common stock at the option of the holder, until an IPO occurred, at which time the Series A Preferred Stock was automatically converted. In addition, the Company issued to the venture capital fund 1,250,000 warrants to purchase Series B Preferred Stock at $4.00 per share. As a result of the offering of the Series D Preferred Stock, the warrants were repriced to $3.056. The Series B Preferred Stock was also convertible to common stock on a one to one basis and had the same automatic conversion features as the Series A Preferred Stock.

       In June 1998, the Company completed a private placement with a group of venture capital funds for an investment of $15,000,006 in the Company. Under the terms of the private placement, the Company issued 4,221,846 shares and 686,533 shares, respectively, of newly authorized Series D and D-1 redeemable convertible preferred stock ("Series D and D-1 Preferred Stock"). The Series D and D-1 Preferred Stock was convertible on a one to one basis into the Company's common stock at the option of the holder and was automatically convertible to common stock when the IPO was consummated. The fair market value was equal to the conversion price per share at the date of issuance. The Company was required to redeem one-third of the Series D and D-1 Preferred Stock on each of June 18, 2002, 2003 and 2004. Costs of the offering were $768,275 and were recorded as a discount to the fair value of the Series D and D-1 Preferred Stock at its date of issuance. This discount was accreted into the carrying value of the Series D and D-1 Preferred Stock, using the effective interest method, so that one-third of the carrying value of the Series D and D-1 Preferred Stock will equal its redemption value on each of June 18, 2002, 2003 and 2004. The net proceeds of the private placement after payment of expenses, were used for working capital and to repay notes payable and accrued interest of approximately $1,800,000.

       In June, 1999 the Company completed a sale of mandatorily redeemable convertible Series E Preferred Stock ("Series E Preferred Stock") to a private company. The Company issued 1,496,615 shares of Series E Preferred Stock at $9.00 per share for total proceeds of $13.5 million. The Series E Preferred Stock was convertible on a one to one basis into the Company's common stock at the option of the holder, until an IPO occurred, at which time the Series E Preferred Stock was automatically converted.

       The Company completed its initial public offering in October 1999. At, that time, all Redeemable Preferred Stock was converted to common stock based on the above features.

                                       23                            (Continued)

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

(10)   BUSINESS AND CREDIT CONCENTRATIONS

       A greater percentage of business is now being performed with customers located in different areas of the United States, Canada, Latin America and Europe, and the Company has focused on customers in the communications industry. Foreign revenue was 19 percent of total revenue for the year ended December 31, 1999 and was less than 10 percent for the years ended December 31, 1998 and 1997.

       During the years ended December 31, 1997 and 1998, 100 percent and 98 percent, respectively, of the Company's total revenue was attributed to two and five customers, respectively. Sales to the two customers in 1997 accounted for 74 percent and 26 percent of total sales. Sales to five customers in 1998 accounted for 19 percent, 22 percent, 27 percent, 15 percent and 15 percent. There were no sales in 1999 to any customers which represented greater than 10% of total revenue. In addition, there were accounts receivable from one customer and three customers at December 31, 1998 and 1999, respectively, each of which exceeded 10 percent of total accounts receivable and aggregated approximately $1,130,000 and $1,597,640, respectively. These amounts were collected subsequent to December 31, 1998 and 1999, respectively.

       The Company estimates an allowance for doubtful accounts generally based on an analysis of collections in prior years, the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.

(11)   RELATED PARTY TRANSACTIONS

       A member of the board of directors is the Senior Vice President and Chief Financial Officer of Science Applications International Corporation ("SAIC"). SAIC is a significant stockholder of the Company. SAIC owns 43 percent of all voting stock of Danet, Inc. and 100 percent of the voting stock of Telcordia. Danet is a customer of the Company and a distributor of its products.

                                       24                            (Continued)

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

       Sales to Danet for the years ended December 31, 1997, 1998 and 1999 amounted to $0, $334,794 and $1,031,350. The Company paid Danet, in its capacity as distributor of its products, $0, $2.2 million and $99,468 for the years ended December 31, 1997, 1998 and 1999. The Company had a strategic alliance relationship with Telcordia. No revenue was received and no payments were made in connection with this relationship for each of the years in the three-year period ended December 31, 1999.

       In June 1999 the Company offered loans to three executive officers and other employees for an aggregate amount of approximately $435,000 for the purposes of providing funds for the exercise of vested, non-qualified stock options and payment of tax obligations resulting from the exercise of those options. The loans bear interest at a rate of 8.75 percent per annum. All principal and accrued interest payable under the notes is due no later than June 2004. The loans are full recourse and each officer has pledged the stock issued upon exercise of this options as security for his loan. As of December 31, 1999, approximately $372,000 of these loans has been repaid.

       The Company loaned executive officers and other employees an amount to pay the income tax related to the exercise of stock options. The total amount of loans were approximately $498,000 of which $389,000 was repaid as of December 31, 1999.

       The Company loaned an executive $50,000 in November 1999 in accordance with this executives employment agreement. This amount remains outstanding at December 31, 1999.

                                       25                            (Continued)

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

(12)   NEW ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is expected to be effective for the Company's year ending December 31, 2001. The Company expects this pronouncement to have no material impact on its financial statements.

                                                                     SCHEDULE II

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                 For each of the years in the three-year period
                             ended December 31, 1999

                                                BALANCE AT                    (B)                       BALANCE
                                               BEGINNING OF        (A)       INLOGIC        (C)          AT END
                                                   YEAR          CHARGES   ACQUISITION   DEDUCTIONS     OF YEAR
                                                 --------        -------    ---------     ---------      ------
Description:
    Reserves and allowances deducted from
      asset accounts
         1997
           Allowance for doubtful accounts       $ 15,186        166,803          --      (165,408)      16,581
                                                 ========        =======    =========     =========      ======
Description:
    Reserves and allowances deducted from
      asset accounts
         1998
           Allowance for doubtful accounts       $ 16,581        247,052          --      (254,588)       9,045
                                                 ========        =======    =========     =========      ======
Description:
    Reserves and allowances deducted from
      asset accounts
         1999
           Allowance for doubtful accounts       $  9,045        761,936      30,000       (94,046)     706,935
                                                 ========        =======    =========     =========      ======

(a) Charges to the reserve account represent increase in reserve levels and establishment of specific reserves charged to expense.

(b)      Amount acquired in Inlogic acquisition.

(c) Deductions to the reserve account represent write-offs net of recoveries which occurred during the year.


                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                      DESCRIPTION
  -------                                     -----------

  10.30 Employment Agreement, effective as of December 16, 1999 between Mohammad Aamir and Inlogic Software, Inc.

  10.31 Employment Agreement, effective as of December 16, 1999 between George Timmes and Inlogic Software, Inc.

  10.38  Daleen Technologies, Inc. Amended & Restated 1999 Stock Incentive Plan.

  21.1   Subsidiaries

  23.1   Independent Auditors' Consent.

  27.1   Financial Data Schedule (for SEC use only.)