Form 10-Q
period 2000-03-31
DALEEN TECHNOLOGIES INC
filed 2000-05-15
CIK 1002658

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[Mark One]
     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

     [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER: 0-27491

                            DALEEN TECHNOLOGIES, INC.
             (Exact name of registrant as specified in Its charter)


                         DELAWARE                                                     65-0944514
(State or other Jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)

                   1750 CLINT MOORE ROAD                                                33487
                    BOCA RATON, FLORIDA                                               (Zip Code)
          (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (561) 999-8000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 8, 2000, there were 21,653,176 shares of registrant's common stock, $0.01 par value, outstanding.

-------------------------------------------------------------------------------

                                   Form 10-Q

                    DALEEN TECHNOLOGIES, INC. AND SUBSIDIARY
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                                                            PAGE
                                                                                                            ----
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

           Condensed Consolidated Balance Sheets as of December 31, 1999 and March
              31, 2000 (unaudited)                                                                            3

           Condensed Consolidated Statements of Operations for the three months ended
              March 31, 1999 and 2000 (unaudited)                                                             4

           Condensed Consolidated Statements of Cash Flows for the three months ended
              March 31, 1999 and 2000 (unaudited)                                                             5

           Notes to Condensed Consolidated Financial Statements (unaudited)                                   6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.                                                                             8

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                                       10



                                     PART II
                                OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                                         11

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.                                                                 11

SIGNATURES                                                                                                   12

                                   Form 10-Q
                                       2

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                        (In thousands, except share data)

                                                                           DECEMBER 31,      MARCH 31,
                                                                                1999           2000
                                                                           ------------      ---------
                                                                                            (UNAUDITED)
                                     ASSETS
Current assets:
 Cash and cash equivalents                                                  $  52,852          37,381
 Restricted cash                                                                  124             925
 Securities available for sale                                                  9,385           8,445
 Accounts receivable, less allowance for doubtful accounts of $707 at
  December 31, 1999 and $1,280 at March 31, 2000 (unaudited)                    3,673           6,706
 Costs in excess of billings                                                    3,650           5,707
 Other current assets                                                             941             719
                                                                            ---------        --------
    Total current assets                                                       70,625          59,883

Property and equipment, net                                                     4,845           6,610
Goodwill and other intangibles, net of accumulated amortization
 of $607 at December 31, 1999 and (unaudited) $3,671 at March 31, 2000         57,685          54,503
Other assets                                                                      726             542
                                                                            ---------        --------
    Total assets                                                            $ 133,881         121,538
                                                                            =========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                           $   1,099             743
 Accrued payroll and other accrued expenses                                    12,240           6,621
 Billings in excess of costs                                                      769           2,390
 Deferred revenue                                                                 301             887
 Other current liabilities                                                         15               5
                                                                            ---------        --------
    Total current liabilities                                                  14,424          10,646
                                                                            ---------        --------

Stockholders' equity:
  Common stock $.01 par value.  Authorized 70,000,000 shares;
   issued and outstanding 21,408,246 shares at December 31, 1999
   and 21,565,782 shares at March 31, 2000                                        214             216
  Stockholders notes receivable                                                  (202)            (82)
  Deferred stock compensation                                                  (3,031)         (2,722)
  Additional paid-in capital                                                  160,446         160,610
  Accumulated deficit                                                         (37,970)        (47,130)
                                                                            ---------        --------
    Total stockholders' equity                                                119,457         110,892
                                                                            ---------        --------
    Total liabilities and stockholders' equity                              $ 133,881         121,538
                                                                            =========        ========

     See accompanying notes to condensed consolidated financial statements.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                             THREE MONTHS ENDED
                                                                            ---------------------
                                                                            MARCH 31,     MARCH 31,
                                                                             1999           2000
                                                                            -------         -----
Revenue:
 License fees                                                               $   949         5,702
 Professional services and other                                                830         3,268
                                                                            -------        ------
    Total revenue                                                             1,779         8,970
                                                                            -------        ------
Cost of revenue:
 License fees                                                                     2           158
 Professional services and other                                              1,266         2,932
                                                                            -------        ------
    Total cost of revenue                                                     1,268         3,090
                                                                            -------        ------

Gross profit                                                                    511         5,880

Operating expenses:
 Sales and marketing                                                            485         3,169
 Research and development                                                     1,577         4,994
 General and administrative                                                   1,465         3,995
 Amortization of goodwill and other intangibles                                  --         3,673
                                                                            -------        ------
    Total operating expenses                                                  3,527        15,831
                                                                            -------        ------
Operating loss                                                               (3,016)       (9,951)

Total interest income and nonoperating income, net                               58           798
                                                                            -------        ------
Net loss                                                                    $(2,958)       (9,153)
                                                                            =======        ======
Net loss per share -
 basic and diluted                                                          $ (0.91)        (0.43)
                                                                            =======        ======

Weighted average shares - basic and diluted                                   3,240        21,445
                                                                            =======        ======

     See accompanying notes to condensed consolidated financial statements

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                       THREE MONTHS ENDED
                                                                  MARCH 31,              MARCH 31,
                                                                  --------------------------------
                                                                    1999                   2000
                                                                  -------                 ------
Cash flows from operating activities:
 Net loss                                                         $(2,958)                (9,153)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                      307                  4,221
   Stock compensation                                                  --                    185
   Bad debt expense                                                    (9)                   595
   Interest income on shareholder loans                                --                     (4)
   Changes in assets and liabilities:
    Restricted cash                                                  (120)                  (801)
    Accounts receivable                                               133                 (3,632)
    Costs in excess of billings                                      (508)                (2,192)
    Other current assets                                             (171)                   212
    Other assets                                                       (5)                   193
    Accounts payable                                                  228                   (352)
    Accrued payroll and other accrued expenses                       (426)                (1,137)
    Billings in excess of costs                                       581                  1,620
    Deferred revenue                                                   --                    887
    Other current liabilities                                          --                   (312)
                                                                  -------                 ------
     Net cash used in operating activities                         (2,948)                (9,670)
                                                                  -------                 ------
Cash flows used in financing activities:
 Proceeds from exercise of stock options and bridge warrant            --                    316
 Payment to Inlogic stockholders                                       --                 (4,800)
 Payment of deferred offering costs                                    --                    (28)
 Repayment of notes receivable                                         --                    120
                                                                  -------                 ------
     Net cash used in financing activities                             --                 (4,392)
                                                                  -------                 ------

Cash flows provided by (used in)  investing activities:
 Purchase of securities available for sale                         (7,952)                (8,472)
 Sales and maturities of securities available for sale             11,665                  9,413
 Capital expenditures                                                (783)                (2,360)
                                                                  -------                 ------
     Net cash provided by (used in) investing activities            2,930                 (1,419)
                                                                  -------                 ------
Effect of exchange rates on cash and cash equivalents                  --                     10
                                                                  -------                 ------
Net decrease in cash and cash equivalents                             (18)               (15,471)
Cash and cash equivalents at beginning of period                      723                 52,852
                                                                  -------                 ------
Cash and cash equivalents at end of period                       $    705                 37,381
                                                                  =======                 ======

     See accompanying notes to condensed consolidated financial statements.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. The condensed balance sheet at December 31, 1999 has been derived from the Company's audited consolidated financial statements at that date. These condensed consolidated financial statements should be read in connection with the Company's annual report filed on Form 10-K as of and for the year ended December 31, 1999.

 The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

(2) PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3) BASIC AND DILUTED NET LOSS PER SHARE

         Basic and diluted net loss per share was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for each period presented. Common stock equivalents were not considered since their effect would be antidilutive.

                                   Form 10-Q
                                        6

(4) REVENUE RECOGNITION

         In 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION ("SOP 97-2"). Effective January 1, 1998, the Company adopted SOP 97-2 for all software transactions entered into that did not require significant production, modification or customization. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence ("VSOE") of the relative fair values of the elements. VSOE is determined by the price charged when the element is sold separately. The revenue allocated generally is recognized when the software has been delivered and installed, the fee is fixed and determinable and collectibility is probable. An arrangement fee is generally not presumed to be fixed or determinable if payment of a significant portion of the licensing fee is not due until after expiration of the license or more than 12 months after delivery. Revenue related to arrangements containing extended payment terms where the fees are not considered fixed and determinable is deferred until payments are due. Revenue related to customer maintenance agreements is deferred and recognized ratably on a straight-line basis over the maintenance period of the agreement. Professional services revenue delivered per time and materials contract terms are recognized as services are performed.

         In March 1999, the Company adopted SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS ("SOP 98-9"). SOP 98-9 amends SOP 97-2 to require recognition of revenue using the "residual method" when (1) there is VSOE of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue recognition criteria in SOP 97-2 other than the requirement for VSOE of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The adoption of SOP 98-9 did not have a material impact on results of operations.

         The Company recognizes revenue from long-term contracts involving significant production, modification or customization of software under Statement of Position 81-1 using the percentage of completion method, based on the ratio of total labor hours incurred to date to total estimated labor hours. Changes in job performance, job conditions, estimated profitability and final contract settlement may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor and supplies. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Amounts billed in excess of revenue recognized to date are classified as "Billings in excess of costs," whereas revenue recognized in excess of amounts billed are classified as "Costs in excess of billings" in the accompanying consolidated balance sheets.

         For license fee revenue sold to end users, the Company recognizes revenue upon shipment when it has no further obligations under the contract. In these arrangements a third-party integrator contracts directly with the customer to perform the installation. Upon shipment, delivery has occurred, persuasive evidence of an arrangement exists, collectibility is probable and the fee is fixed and determinable.

         The Company recognizes revenue after installation is complete if the Company sells the license to a third-party integrator. Under these types of arrangements, the Company's involvement is on an as-needed basis throughout the integration process. Therefore, the obligation is not complete until the software has been installed and accepted by the end user.

                                   Form 10-Q
                                        7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             The following should be read in conjunction with our unaudited condensed consolidated financial statements, and the related notes thereto, included elsewhere herein. In addition, reference should be made to our audited consolidated financial statements and notes thereto, and related Management's Discussion and Analysis of Financial Condition and Results of Operations included with our Annual Report filed on Form 10-K for the year ended December 31, 1999.

Overview

             We are a leading provider of eBusiness software solutions for integrated communications providers. We provide several products to our target markets, the most important of which are BillPlex and eCare. Our products, BillPlex, eCare, SwitchFlow, Voyager, RequestFlow and PicWare, enable our customers to provide comprehensive, Internet-enabled billing, provisioning, and customer and partner management for a wide array of communications services that include local, long distance, and wireless voice, Internet access and other data services, and application hosting. Our products are designed to enable providers of multiple communications services, such as voice, data, internet access, video and application hosting to perform account and service provisioning, subscriber care and management, rating, billing and payment processing. In addition to our products, we offer professional consulting services, training, maintenance, support and third-party software fulfillment all related to the products we develop.

         In December, 1999, we acquired all of the issued and outstanding capital shares of Inlogic Software, Inc., a Nova Scotia corporation ("Inlogic"). Inlogic provides eBusiness software solutions for customer and partner relationship management, including Web-enabled customer self-care and electronic bill presentment and payment (EBPP), as well as business-to-business gateway solutions that support streamlined workflows and automated processes between trading partners.

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

         Certain matters discussed in this Quarterly Report on Form 10-Q and any documents incorporated herein by reference may be considered "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Those statements include statements regarding the intent, belief or current expectations of Daleen Technologies, Inc. and its subsidiaries and members of its management as well as the assumptions on which such statements are based. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include integration of recently acquired businesses and adverse developments with respect to the Company's operations. These and additional important factors to be considered are set forth in our Annual Report on Form 10-K for the year ended December 31, 1999, under "Item 1. Business - Certain Risk Factors and Investment Considerations," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the other sections of the Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

Results of Operations

         THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         TOTAL REVENUE. Total revenue, which includes license revenue and professional services and other revenue, increased $7.2 million, or 404%, to $9.0 million in the three months ended March 31, 2000 from $1.8 million for the same period in 1999. Revenue increases from both licenses and services occurred due to several reasons including increased sales and customer contracts for our products, increased market acceptance of our products, additional ongoing product implementations, and product sales associated with our acquisition of Inlogic Software in December 1999.

         LICENSE FEES. Our license fees are derived from licensing our software products. During the quarter just ended, substantially all of our license revenue was attributable to our BillPlex and eCare products and related market packages, a trend which we intend to continue. As part of our ongoing sales and marketing focus, we may limit our marketing, sales and support activities associated with certain business-to-business gateway products. License fees increased $4.8 million, or 501%, in the three months ended March 31, 2000 to $5.7 million compared to $0.9 million for the same period in 1999. License fees constituted 63.6% of total revenue in the three months ended March 31, 2000, compared to 53.3% in the same period in 1999. This increase was due to an increase in new sales and customer contracts, increased market acceptance of our products and additional product sales associated with our December 1999 acquisition of Inlogic Software.

         PROFESSIONAL SERVICES AND OTHER. Our professional services and other consists of revenue from professional

                                   Form 10-Q
                                        8
consulting services, training, maintenance and support, and third party software fulfillment. Consulting services are offered on a price established "bundled" basis and on a time and materials basis. Third party software fulfillment is offered on a "cost plus" basis. Professional services and other revenue increased $2.4 million, or 294%, in the three months ended March 31, 2000 to $3.3 million, compared to $0.8 million in the same period in 1999. The increase was due to several reasons including increased sales and customer contracts as well as additional ongoing product implementations and product sales associated with our acquisition of Inlogic Software in December 1999.

          Professional services and other revenue constituted 36.4% of total revenue in the three months ended March 31, 2000, compared to 46.7% for the same period in 1999. The decrease as a percentage of total revenue is due to sales in 2000 consisting of a higher component of license revenue in accordance with our strategy, which is the use of market packages to facilitate implementation, more utilization by customers of outside system integrators and more rapid setup and installation of our products.

         TOTAL COST OF REVENUE. Total cost of revenues increased $1.8 million, or 144%, to $3.1 million in the three months ended March 31, 2000 from $1.3 million in the same period in 1999. Total cost of revenue includes the cost of direct labor, benefits, overhead and materials associated with the fulfillment and delivery of the license materials and professional services to customers. These costs increased as we deployed more resources to support the greater number of implementations that we performed as well as increased costs associated with the development of services packages for eCare and other products acquired from Inlogic Software. Overall, cost of revenue as a percentage of revenue decreased to 34.4% in the three months ended March 31, 2000, from 71.3% in the same period in 1999.

             COST OF LICENSE FEES Cost of license fees includes commissions for referrals, direct cost of labor, benefits and packaging material for fulfillment and shipment of our software products and related documentation. Cost of license fees increased to $158,000, or 7,800%, in the three months ended March 31, 2000, from $2,000 in the same period in 1999 due to the increased number of software contracts and commissions paid for referrals.

             COST OF PROFESSIONAL SERVICES AND OTHER. Cost of professional services and other includes direct cost of labor, benefits, materials and related corporate overhead costs to provide professional services to customers. Cost of professional services and other increased $1.7 million, or 132%, to $2.9 million in the three months ended March 31, 2000, from $1.3 million in the same period in 1999. These costs increased as we deployed more resources to support the greater number of implementations that we performed as well as other costs associated with the development of services packages associated with eCare and other products acquired from Inlogic Software. Cost of professional services and other decreased to 32.7% of professional services and other revenue in 2000, compared to 71.2% in 1999.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and entertainment, promotional and related corporate overhead costs. These expenses increased $2.7 million or 553.4%, to $3.2 million in the three months ended March 31, 2000, from $485,000 for the same period in 1999. The overall increase was due to the increase in the number of personnel in sales and marketing from 1999 to 2000 and associated commissions. As a percentage of revenue, these expenses increased from 27.3% in 1999 to 35.3% in 2000.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for software developers, product testing and benchmarking, management, quality assurance personnel and related corporate overhead costs. Our research and development expenses increased $3.4 million, or 216.7%, to $5.0 million in the three months ended March 31, 2000, from $1.6 million for the same period in 1999. The overall increase was primarily the result of additional software developers, additional resources from Inlogic Software, product testing and benchmarking, managers, and quality assurance personnel in the three months ended March 31, 2000, compared to the same period in 1999. As a percentage of revenue, these expenses decreased from 88.6% in 1999 to 55.7% in 2000.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, administrative, human resources, information systems personnel and related corporate overhead costs. Our general and administrative expenses increased $2.5 million, or 160% to $4.0 million in the three months ended March 31, 2000, from $1.5 in the same period in 1999. This increase was primarily the

                                   Form 10-Q
                                        9
result of additional finance, executive, information systems and human resources personnel, including recruiting costs, and additional resources from the acquisition of Inlogic Software in December, 1999, to support the growth of our business. As a percentage of revenue, general and administrative expenses decreased to 42.5% in the three months ended March 31, 2000 from 82.3% in the same period in 1999.

         AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill and other intangibles are the result of the Inlogic acquisition dated December 16, 1999. Goodwill and other intangibles are being amortized over a four year period and the stock compensation is amortized over ten years.

         NONOPERATING INCOME. Nonoperating income is comprised primarily of interest income, net of interest expense. Nonoperating income increased $740,000, or 1,275.9%, to $798,000 in the three months ended March 31, 2000 from $58,000 for the same period in 1999. This was primarily attributable to the investment earnings of the proceeds of our initial public offering received during 1999.

         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, our liquidity was $46.7 million and consisted of cash and cash equivalents totaling $38.3 million and securities available for sale of $8.4 million. We generated these funds primarily through our initial public offering in October 1999. Beyond our capital expenditures, the funds we have raised have been applied to support our working capital needs. Our working capital needs have expanded significantly as our client base has grown and due to the acquisition of Inlogic Software in December 1999.

         Net cash used in operating activities was $9.7 million for the three months ended March 31, 2000, compared to $2.9 million for the three months ended March 31, 1999. The principal use of cash for both periods was to fund our losses from operations which increased in the three months ended March 31, 2000 as we have expanded our workforce and facilities.

         Net cash used in investing activities was $1.4 million for the three months ended March 31, 2000 and net cash provided by investing activities was $2.9 million for the three months ended March 31, 1999. The cash was principally used for capital expenditures in the ordinary course of business. The Company did not need as much cash for capital expenditures for the three months ended March 31, 1999.

         Net cash used by financing activities was $4.4 million for the three months ended March 31, 2000 and $0 for the three months ended March 31, 1999. Cash used by financing activities was primarily used to pay dividends to shareholders of the former Inlogic Software which were declared prior to the acquisition of Inlogic Software by the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our financial instruments consist of cash that is invested in institutional money market accounts and short -term securities invested in corporate fixed income bonds. At March 31, 2000, the carrying value of our financial instruments approximated their fair values based on current market prices and rates. We do not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in commodities prices or foreign currency exchange rates.

                                   Form 10-Q
                                       10

                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Effective December 16, 1999, we acquired all of the issued and outstanding capital shares of Inlogic Software Inc., a Nova Scotia corporation ("Inlogic"). We acquired the capital shares of Inlogic in exchange for an aggregate of 2,160,239 exchangeable shares (the "Exchangeable Shares") and 57,435 shares of the Company's Common Stock. The Exchangeable Shares were issued by our wholly owned subsidiary, Daleen Canada Corporation, but are exchangeable at any time into shares of our Common Stock on a one-for-one basis. As of March 31, 2000, an aggregate of 2,145,471 Exchangeable Shares had been converted into shares of our Common Stock. We also issued options to acquire an aggregate of 167,326 shares of our Common Stock in exchange for all of the outstanding options to acquire capital shares of Inlogic. The terms of the transaction are set forth in a Share Purchase Agreement as well as certain other transaction documents which are filed as Exhibits to our Current Report on Form 8-K filed on December 30, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         27.1      Financial Data Schedule.


(b)      Reports on Form 8-K

         Report on Form 8-K/A filed February 29, 2000 with respect to the filing of the consolidated financial statements of Inlogic Software, Inc. and its subsidiary, a business acquired by the Company.

                                   Form 10-Q

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              DALEEN TECHNOLOGIES, INC.

Date:  May 15              , 2000                    /s/
             ---------------                             -------------------------------------------------
                                                              JAMES DALEEN
                                                              Chairman of the Board of Directors and Chief
                                                              Executive Officer
                                                              (Principal Executive Officer)


Date: May 15               , 2000                    /s/
            ----------------                             --------------------------------------------------
                                                              RICHARD A. SCHELL
                                                              Chief Financial Officer
                                                              (Principal Financial Officer and
                                                              Principal Accounting Officer)

                                   Form 10-Q
                                       12

                                 EXHIBIT INDEX



EXHIBIT                DESCRIPTION
-------                -----------
27.1          Financial Data Schedule