Form 10-Q
period 2000-06-30
DALEEN TECHNOLOGIES INC
filed 2000-08-14
CIK 1002658

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER: 0-27491

                            DALEEN TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                                    65-0944514
(State or other Jurisdiction of incorporation or                   (I.R.S. Employer Identification No.)
                 organization)

             1750 CLINT MOORE ROAD                             33487
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

As of August 8, 2000, there were 21,751,036 shares of registrant's common stock, $0.01 par value, outstanding.

================================================================================

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                                                            PAGE
                                                                                                            ----
Item 1.    Condensed Consolidated Financial Statements.

           Condensed Consolidated Balance Sheets as of December 31, 1999 and June
              30, 2000 (unaudited)                                                                            3

           Condensed Consolidated Statements of Operations for the three months and
              six months ended June 30, 1999 and 2000 (unaudited)                                             4

           Condensed Consolidated Statements of Cash Flows for the six months ended
              June 30, 1999 and 2000 (unaudited)                                                              5

           Notes to Condensed Consolidated Financial Statements (unaudited)                                   6

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations.                                                                           8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.                                       14


                                     PART II
                                OTHER INFORMATION

Item 4.    Submission of Matters To a Vote of Security Holders                                               15

Item 6.    Exhibits and Reports on Form 8-K                                                                  15

Signatures                                                                                                   16


                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                                   DECEMBER 31,            JUNE 30,
                                                                                                       1999                  2000
                                                                                                    ---------             ---------
                                     Assets                                                                              (UNAUDITED)
Current assets:
    Cash and cash equivalents                                                                       $  52,852                35,434
    Restricted cash                                                                                       124                   927
    Securities available for sale                                                                       9,385                 3,376
    Accounts receivable, less allowance for doubtful accounts
      of $707 at December 31, 1999 and $1,572 at June 30, 2000
      (unaudited)                                                                                       3,673                10,375
    Costs in excess of billings                                                                         3,650                 3,932
    Other current assets                                                                                  941                   912
                                                                                                    ---------             ---------
          Total current assets                                                                         70,625                54,956
Property and equipment, net                                                                             4,845                 7,868
Goodwill and other intangibles, net of accumulated amortization of
    $607 at December 31, 1999
    and $8,034 at June 30, 2000 (unaudited)                                                            57,685                51,295
Other assets                                                                                              726                   719
                                                                                                    ---------             ---------
          Total assets                                                                              $ 133,881               114,838
                                                                                                    =========             =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accrued payroll and other accrued expenses                                                      $  12,240                 6,201
    Accounts payable                                                                                    1,099                 2,144
    Billings in excess of costs                                                                           769                   956
    Deferred revenue                                                                                      301                 1,547
    Other current liabilities                                                                              15                   753
                                                                                                    ---------             ---------
          Total current liabilities                                                                    14,424                11,601
                                                                                                    ---------             ---------
Stockholders' equity:
      Common stock $.01 par value. Authorized 70,000,000 shares;
          issued and outstanding 21,408,246 shares at December 31,
          1999 and 21,737,541 shares at June 30, 2000 (unaudited)                                         214                   217
      Stockholders' notes receivable                                                                     (202)                  (84)
      Deferred stock compensation                                                                      (3,031)               (2,342)
      Additional paid-in capital                                                                      160,446               160,914
      Accumulated deficit                                                                             (37,970)              (55,468)
                                                                                                    ---------             ---------
          Total stockholders' equity                                                                  119,457               103,237
                                                                                                    ---------             ---------
          Total liabilities and stockholders' equity                                                $ 133,881               114,838
                                                                                                    =========             =========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                        -------------------------         -------------------------
                                                                        JUNE 30,         JUNE 30,         JUNE 30,         JUNE 30,
                                                                          1999             2000             1999             2000
                                                                        --------         --------         --------         --------
Revenue:
    License fees                                                        $  2,799            7,091            3,748           12,793
    Professional services and other                                        2,537            4,382            3,367            7,651
                                                                        --------         --------         --------         --------
          Total revenue                                                    5,336           11,473            7,115           20,444
                                                                        --------         --------         --------         --------
Cost of revenue:
    License fees                                                               1              193                3              351
    Professional services and other                                        2,389            3,548            3,655            6,333
                                                                        --------         --------         --------         --------
          Total cost of revenue                                            2,390            3,741            3,658            6,684
                                                                        --------         --------         --------         --------
Gross profit                                                               2,946            7,732            3,457           13,760
Operating expenses:
    Sales and marketing                                                      797            2,518            1,282            5,836
    Research and development                                               1,911            6,746            3,488           11,749
    General and administrative                                             1,829            3,527            3,294            7,372
    Amortization of goodwill and other intangibles                            --            3,918               --            7,737
                                                                        --------         --------         --------         --------
          Total operating expenses                                         4,537           16,709            8,064           32,694
                                                                        --------         --------         --------         --------
Operating loss                                                            (1,591)          (8,977)          (4,607)         (18,934)
Total interest income and nonoperating income, net                            41              625               99            1,427
                                                                        --------         --------         --------         --------
Net loss                                                                $ (1,550)          (8,352)          (4,508)         (17,507)
Accretion of preferred stock                                                 (39)              --              (79)              --
                                                                        --------         --------         --------         --------
Net loss applicable to common stockholders                              $ (1,589)          (8,352)          (4,587)         (17,507)
                                                                        ========         ========         ========         ========
Net loss per share - basic and diluted                                  $  (0.49)           (0.38)           (1.41)           (0.81)
                                                                        ========         ========         ========         ========
Weighted average shares outstanding - basic and diluted                    3,245           21,700            3,242           21,574
                                                                        ========         ========         ========         ========
Pro forma data:
    Pro forma net loss                                                  ($ 1,550)                         ($ 4,508)
                                                                        ========                          ========
    Pro forma net loss per share - basic and diluted                    $  (0.13)                         ($  0.36)
                                                                        ========                          ========
    Pro forma weighted average shares outstanding-
    basic and diluted                                                     12,373                            12,373
                                                                        ========                          ========



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                   ---------------------
                                                                   JUNE 30,     JUNE 30,
                                                                     1999         2000
                                                                   --------     --------
Cash flows from operating activities:
    Net loss                                                       $ (4,508)     (17,507)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                   691        8,721
        Amortization of deferred stock compensation                      --          689
        Bad debt expense                                                167          927
        Interest income on stockholder loans                             --          (15)
        Changes in assets and liabilities:
          Restricted cash                                              (120)        (803)
          Accounts receivable                                        (1,197)      (7,601)
          Costs in excess of billings                                  (795)        (427)
          Other current assets                                         (390)          11
          Other assets                                                  (89)         410
          Accounts payable                                               (2)       1,058
          Accrued payroll and other accrued expenses                  1,129       (6,026)
          Billings in excess of costs                                 1,063          189
          Deferred revenue                                               --        1,547
          Other current liabilities                                     108          443
                                                                   --------     --------
            Net cash used in operating activities                    (3,943)     (18,384)
                                                                   --------     --------
Cash flows provided by financing activities:
    Proceeds from sale of preferred stock-Series E, net              13,428           --
    Proceeds from exercise of stock options and bridge warrants         160          472
                                                                   --------     --------
            Net cash provided by financing activities                13,588          472
                                                                   --------     --------
Cash flows provided by investing activities:
    Purchase of securities available for sale                       (18,974)     (20,431)
    Sales and maturities of securities available for sale            24,727       26,440
    Payments related to the acquisition of Inlogic                       --       (1,037)
    Capital expenditures                                             (1,133)      (4,373)
    Issuance of stockholders' notes receivable                           --         (192)
    Repayment of stockholders' notes receivable                          --          138
                                                                   --------     --------
            Net cash provided by investing activities                 4,620          545
                                                                   --------     --------
Effect of exchange rates on cash and cash equivalents                    --          (51)
Net increase (decrease) in cash and cash equivalents                 14,265      (17,418)
Cash and cash equivalents at beginning of period                        723       52,852
                                                                   --------     --------
Cash and cash equivalents at end of period                         $ 14,988       35,434
                                                                   ========     ========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements for Daleen Technologies, Inc. and subsidiaries ("Daleen" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. The condensed balance sheet at December 31, 1999 has been derived from the Company's audited consolidated financial statements at that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 31, 2000.

The results of operations for the six months ended June 30, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

(2)      PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of the Company (including its subsidiaries). All significant intercompany balances and transactions have been eliminated in consolidation.

(3)      BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for each period presented. Common stock equivalents were not considered since their effect would be antidilutive. Common stock equivalents amounted to 1,635,533 shares and 1,863,121 shares for the three months and six months ended June 30, 2000, respectively. Basic and diluted proforma net loss per share includes the effects of the conversion of preferred stock to common stock as a result of the Company's initial public offering.

(4)      REVENUE RECOGNITION

The Company recognizes revenue under Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION ("SOP 97-2") for all software transactions entered into that do not require significant production, modification or customization. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence ("VSOE") of the relative fair values of the elements. VSOE is determined by the price charged when the element is sold separately. The revenue allocated is recognized when persuasive evidence of an arrangement exists, the software has been delivered, the fee is fixed and determinable and collectibility is probable. An arrangement fee is generally not presumed to be fixed or determinable if payment of a significant portion of the licensing fee is not due until after expiration of the license or more than 12 months after delivery. Revenue related to arrangements containing extended payment terms where the fees are not considered fixed and determinable is deferred until payments are due.

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

The Company recognizes revenue from long-term contracts involving significant production, modification or customization of software under SOP 81-1 using the percentage of completion method, based on the ratio of total labor hours incurred to date to total estimated labor hours. Changes in job performance, job conditions, estimated profitability and final contract settlement may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor and supplies. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Amounts billed in excess of revenue recognized to date are classified as "Billings in excess of costs," whereas revenue recognized in excess of amounts billed are classified as "Costs in excess of billings" in the accompanying condensed consolidated balance sheets.

Revenue related to professional services under a time and materials arrangement is recognized as services are performed.

Revenue related to customer maintenance agreements is deferred and recognized ratably on a straight-line basis over the maintenance period of the agreement.

(5)      STOCK INCENTIVE PLAN

In June 2000, the Company's stockholders voted to approve a proposal to adopt the Daleen Technologies, Inc. Amended and Restated 1999 Stock Incentive Plan (the "Stock Incentive Plan") to, among other things as identified in the Company's May 1, 2000 Proxy Statement, increase the number of shares available for issuance from 2,148,881 shares to 5,648,881 shares.

(6)      SUBSEQUENT EVENTS

REVOLVING LINE OF CREDIT

In July 2000, the Company signed a commitment letter with a financial institution to provide for an unsecured revolving line of credit up to $10 million maturing on February 28, 2002. The proceeds of the line of credit will be available for future working capital needs. The line of credit provides for the monthly payment of interest at the 30-day LIBOR rate plus 125 basis points.

STOCK OPTIONS

In June 2000, the Company granted certain stock options under its Stock Incentive Plan at an exercise price that was less than the fair market value of the underlying common stock of the Company at date of grant. These grants will result in the recognition of compensation expense amounting to approximately $680,000 over their one-year vesting period which began in July 2000.

(7) NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) and amended it in March and June 2000. The Company is required to adopt the provisions of SAB 101 in the fourth quarter of 2000. The Company is currently reviewing the provisions of SAB 101 and has not fully assessed the impact of its adoption. While SAB 101 does not supercede the software industry specific revenue recognition guidance, the SEC Staff has recently informally indicated its views related to SAB 101 that may change current interpretations of software revenue recognition requirements. Such SEC interpretations could result in many software companies recording a cumulative effect of a change in accounting principles retroactive to January 1, 2000. The Company does not expect SAB 101 to have a material effect on our financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following should be read in conjunction with Daleen Technologies, Inc. and subsidiaries ("Daleen" or the "Company") unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q. In addition, reference should be made to our audited consolidated financial statements and notes thereto, and related Management's Discussion and Analysis of Financial Condition and Results of Operations included with our Annual Report filed on Form 10-K for the year ended December 31, 1999.

OVERVIEW

We are a leading provider of eBusiness software solutions for integrated communications providers. Our products enable our customers to provide comprehensive, Web-enabled billing, provisioning, and customer and partner management for a wide array of communications services that include local, long distance, and wireless voice, Internet access and other data services, and application hosting. Our products are designed to enable providers of multiple communications services, such as voice, data, Internet access, video and application hosting to perform account and service provisioning, subscriber care and management, rating, billing and payment processing. In addition to our products, we offer professional consulting services, training, maintenance, support and third party software fulfillment all related to the products we develop.

In December 1999, we acquired all of the issued and outstanding capital shares of Inlogic Software, Inc., a Nova Scotia corporation, and thereafter renamed the surviving entity as Daleen Canada Corporation ("Daleen Canada"). Daleen Canada develops and promotes eBusiness software solutions for customer and partner relationship management, including Web-enabled customer self-care and electronic bill presentment and payment (EBPP), as well as business-to-business gateway solutions that support streamlined workflows and automated processes. The acquisition resulted in recording goodwill and other intangibles as well as deferred stock compensation related to stock options issued to Daleen Canada employees. The intangible assets are being amortized over a four-year period and the deferred stock compensation is being amortized over the vesting period.

Certain matters discussed in this Quarterly Report on Form 10-Q and any documents incorporated herein by reference may be considered "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Those statements include statements regarding the intent, belief or current expectations of Daleen Technologies, Inc. and its subsidiaries and members of its management as well as the assumptions on which such statements are based. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include integration of recently acquired businesses and adverse developments with respect to the Company's operations. These and additional important factors to be considered are set forth in our Annual Report on Form 10-K for the year ended December 31, 1999, under "Item 1. Business Certain Risk Factors and Investment Considerations," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the other sections of the Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

TOTAL REVENUE. Total revenue, which includes license fees revenue and professional services and other revenue, increased $6.1 million, or 115%, to $11.5 million in the three months ended June 30, 2000 from $5.3 million for the same period in 1999. Revenue increases from both license fees and professional services and other were due to increased sales and customer contracts for our products and services, increased market acceptance of our products, additional ongoing product implementations, increased recurring revenue primarily due to maintenance and support agreements, and product sales associated with our acquisition of Daleen Canada.

LICENSE FEES. Our license fees are derived from licensing our software products. License fees increased $4.3 million, or 153%, in the three months ended June 30, 2000 to $7.1 million compared to $2.8 million for the same period in 1999. License fees constituted 61.8% of total revenue in the three months ended June 30, 2000, compared to 52.5% in the same period in 1999. This increase was due to an increase in new sales and customer license contracts, increased market acceptance of our products and additional product sales associated with our acquisition of Daleen Canada. In addition, during the quarter we entered into a distribution license arrangement that provides exclusive rights to a third party strategic alliance partner for selling certain of our Canadian business-to-business gateway products. Under this arrangement, the Company received an up-front license fee and anticipates receiving additional royalties on future sales by the partner.

PROFESSIONAL SERVICES AND OTHER. Our professional services and other consists of revenue from professional consulting services, training, maintenance and support, and third party software fulfillment all related to the products we develop. Consulting services are offered on a price established "bundled" basis and on a time and materials basis. Third party software fulfillment is offered on a "cost plus" basis. Professional services and other revenue increased $1.8 million, or 73%, in the three months ended June 30, 2000 to $4.4 million, compared to $2.5 million in the same period in 1999. The increase was due to increased sales and customer contracts, additional ongoing product implementations and product sales associated with our acquisition of Daleen Canada, and increased recurring revenue related to maintenance and support as our customer base grows.

Professional services and other revenue constituted 38.2% of total revenue in the three months ended June 30, 2000, compared to 47.5% for the same period in 1999. The decrease as a percentage of total revenue is due to sales in 2000 consisting of a higher component of license fee revenue in accordance with our software business model as well as our use of market packages to facilitate system implementation, more utilization by customers of our business alliance partners (BAPs) as systems integrators for our products, and more rapid setup and installation of our products.

TOTAL COST OF REVENUE. Total cost of revenue increased $1.4 million, or 57%, to $3.7 million in the three months ended June 30, 2000 from $2.4 million in the same period in 1999. Total cost of revenue includes the cost of direct labor, benefits, third party fees paid for product referrals, overhead and materials associated with the fulfillment and delivery of the license products, and professional services to customers. These costs increased as we deployed more resources to support the greater number of implementations that we performed for our products. Overall, total cost of revenue as a percentage of total revenue decreased to 32.6% in the three months ended June 30, 2000, from 44.8% in the same period in 1999. The percentage decrease is primarily the result of an increase of license fee revenue as a percentage of total revenue and corresponding higher margins associated with license fee revenue and improved efficiencies during implementations as more of our products have become functional.

COST OF LICENSE FEES. Cost of license fees includes direct cost of labor, benefits and packaging material for fulfillment and shipment of our software products and related documentation and third party referral fees associated with customer contracts. Cost of license fees increased to $193,000, or 19,200%, in the three months ended June 30, 2000, from $1,000 in the same period in 1999 due to the increased number of software contracts and third party referral fees.

COST OF PROFESSIONAL SERVICES AND OTHER. Cost of professional services and other includes direct cost of labor, benefits, third party software and related corporate overhead costs to provide professional services to customers. Cost of professional services and other increased $1.2 million, or 49%, to $3.5 million in the three months ended June 30, 2000, from $2.4 million in the same period in 1999. These costs increased as we deployed more resources to support the greater number of implementations. Cost of professional services and other decreased to 81.0% of professional services and other revenue in 2000, compared to 94.2% in 1999. The percentage decrease is primarily the result of improved efficiencies during implementations. The percentage remains high due to the Company still developing service packages associated with eCare and other Daleen Canada products.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and entertainment, tradeshow and marketing program costs, promotional and related corporate overhead costs. These expenses increased $1.7 million, or 215.9%, to $2.5 million in the three months ended June 30, 2000, from $797,000 for the same period in 1999. The overall increase was due to the increase in the number of personnel in sales and marketing from 1999 to 2000 and commissions associated with increased revenue, and increased involvement in marketing and trade shows. As a percentage of revenue, these expenses increased from 14.9% in 1999 to 21.9% in 2000.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for software developers, product testing and benchmarking, management, quality assurance personnel, software/hardware tools and related corporate overhead costs. Our research and development expenses increased $4.8 million, or 253.0%, to $6.7 million in the three months ended June 30, 2000, from $1.9 million for the same period in 1999. The overall increase was primarily the result of development efforts associated with additional products, including those of Daleen Canada, additional software developers, increased product testing and benchmarking, additional managers and quality assurance personnel. As a percentage of revenue, these expenses increased from 35.8% in 1999 to 58.7% in 2000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, administrative, human resources and information systems personnel. It also consists of non-cash stock compensation expense and related corporate overhead costs. Our general and administrative expenses increased $1.7 million, or 93%, to $3.5 million in the three months ended June 30, 2000, from $1.8 million in the same period in 1999. This increase was primarily the result of additional management, finance, information systems and human resources personnel, including recruiting costs, and additional resources from the acquisition of Daleen Canada. In addition, the increase is a result of recording stock compensation expense over the vesting period related to options issued in 1999 as well as options issued in connection with our acquisition of Daleen Canada, in each case with exercise prices at below fair market value. As a percentage of revenue, general and administrative expenses decreased to 30.7% in the three months ended June 30, 2000 from 34.3% in the same period in 1999.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill and other intangibles are the result of the acquisition of Daleen Canada and are being amortized over a four-year period.

NON-OPERATING INCOME. Non-operating income is comprised primarily of interest income, net of interest expense. Non-operating income increased $584,000, or 1,424.3%, to $625,000 in the three months ended June 30, 2000 from $41,000 for the same period in 1999. This was primarily attributable to the investment earnings from the proceeds of our initial public offering of common stock received in October 1999.

         SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30,
         1999

TOTAL REVENUE. Total revenue, which includes license fees revenue and professional services and other revenue, increased $13.3 million, or 187%, to $20.4 million in the six months ended June 30, 2000 from $7.1 million for the same period in 1999. Revenue increases from both license fees and professional services and other were due to increased sales and customer contracts for our products and services, increased market acceptance of our products, additional ongoing product implementations, increased recurring revenue primarily due to maintenance and support agreements, and product sales associated with our acquisition of Daleen Canada.

LICENSE FEES. Our license fees are derived from licensing our software products. License fees increased $9.0 million, or 241%, in the six months ended June 30, 2000 to $12.8 million compared to $3.7 million for the same period in 1999. License fees constituted 62.6% of total revenue in the six months ended June 30, 2000, compared to 52.7% in the same period in 1999. This increase was due to an increase in new sales and customer license contracts, increased market acceptance of our products and additional product sales associated with our acquisition of Daleen Canada. In addition, during the quarter we entered into a distribution license arrangement that provides exclusive rights to a third party strategic alliance partner for selling certain of our Canadian business-to-business gateway products. Under this arrangement, the Company received an up-front license fee and anticipates receiving additional royalties on future sales by the partner.

PROFESSIONAL SERVICES AND OTHER. Our professional services and other consists of revenue from professional consulting services, training, maintenance and support, and third party software fulfillment all related to the products we develop. Consulting services are offered on a price established "bundled" basis and on a time and materials basis. Third party software fulfillment is offered on a "cost plus" basis. Professional services and other revenue increased $4.3 million, or 127%, in the six months ended June 30, 2000 to $7.7 million, compared to $3.4 million in the same period in 1999. The increase was due to increased sales and customer contracts, additional ongoing product implementations and product sales associated with our acquisition of Daleen Canada, and increased recurring revenue related to maintenance and support as our customer base grows.

Professional services and other revenue constituted 37.4% of total revenue in the six months ended June 30, 2000, compared to 47.3% for the same period in 1999. The decrease as a percentage of total revenue is due to sales in 2000 consisting of a higher component of license fee revenue in accordance with our software business model as well as our use of market packages to facilitate system implementation, more utilization by customers of our business alliance partners (BAPs) as systems integrators for our products, and more rapid setup and installation of our products.

TOTAL COST OF REVENUE. Total cost of revenue increased $3.0 million, or 83%, to $6.7 million in the six months ended June 30, 2000 from $3.7 million in the same period in 1999. Total cost of revenue includes the cost of direct labor, benefits, third party fees paid for product referrals, overhead and materials associated with the fulfillment and delivery of the license products, and professional services to customers. These costs increased as we deployed more resources to support the greater number of implementations that we performed for our products. Overall, total cost of revenue as a percentage of total revenue decreased to 32.7% in the six months ended June 30, 2000, from 51.4% in the same period in 1999. The percentage decrease is primarily the result of an increase of license fee revenue as a percentage of total revenue and corresponding higher margins associated with license fee revenue and improved efficiencies during implementations as more of our products have become functional.

COST OF LICENSE FEES. Cost of license fees includes direct cost of labor, benefits and packaging material for fulfillment and shipment of our software products and related documentation and third party referral fees associated with customer contracts. Cost of license fees increased to $351,000, or 11,600%, in the six months ended June 30, 2000, from $3,000 in the same period in 1999 due to the increased number of software contracts and third party referral fees.

COST OF PROFESSIONAL SERVICES AND OTHER. Cost of professional services and other includes direct cost of labor, benefits, third party software and related corporate overhead costs to provide professional services to customers. Cost of professional services and other increased $2.7 million, or 73.3%, to $6.3 million in the six months ended June 30, 2000, from $3.7 million in the same period in 1999. These costs increased as we deployed more resources to support the greater number of implementations. Cost of professional services and other decreased to 82.8% of professional services and other revenue in 2000, compared to 108.6% in 1999. The percentage remains high due to the Company still developing service packages associated with eCare and other Daleen Canada products.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, travel and entertainment, tradeshow and marketing program costs, promotional and related corporate overhead costs. These expenses increased $4.6 million, or 355%, to $5.8 million in the six months ended June 30, 2000, from $1.3 million, for the same period in 1999. The overall increase was due to the increase in the number of personnel in sales and marketing from 1999 to 2000 and commissions associated with increased revenue, and increased involvement in marketing and trade shows. As a percentage of revenue, these expenses increased from 18.0% in 1999 to 28.5% in 2000.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for software developers, product testing and benchmarking, management, quality assurance personnel, software/hardware tools and related corporate overhead costs. Our research and development expenses increased $8.3 million, or 237%, to $11.8 million in the six months ended June 30, 2000, from $3.5 million for the same period in 1999. The overall increase was primarily the result of development efforts associated with additional products, including those of Daleen Canada, additional software developers, increased product testing and benchmarking, additional managers and quality assurance personnel. As a percentage of revenue, these expenses increased from 49.0% in 1999 to 57.5% in 2000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, administrative, human resources and information systems personnel. It also consists of non-cash stock compensation expense and related corporate overhead costs. Our general and administrative expenses increased $4.1 million, or 123.8%, to $7.4 million in the six months ended June 30, 2000, from $3.3 million in the same period in 1999. This increase was primarily the result of additional management, finance, information systems and human resources personnel, including recruiting costs, and additional resources from the acquisition of Daleen Canada. In addition, the increase is a result of recording stock compensation expense over the vesting period related to options issued in 1999 as well as options issued in connection with our acquisition of Daleen Canada in each case with exercise prices at below fair market value. As a percentage of revenue, general and administrative expenses decreased to 36.1% in the six months ended June 30, 2000 from 46.3% in the same period in 1999.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill and other intangibles are the result of the acquisition of Daleen Canada and are being amortized over a four-year period.

NON-OPERATING INCOME. Non-operating income is comprised primarily of interest income, net of interest expense. Non-operating income increased $1.3 million, or 1,341%, to $1.4 million in the six months ended June 30, 2000 from $99,000 for the same period in 1999. This was primarily attributable to the investment earnings from the proceeds of our initial public offering received in October 1999.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, our total cash was $38.8 million and consisted of cash and cash equivalents totaling $35.4 million and securities available for sale of $3.4 million. We generated these funds primarily through our initial public offering of common stock in October 1999. Beyond our capital expenditures, the funds raised have been applied to support our working capital needs. Our working capital needs have increased significantly due to our expanded client base, the acquisition of Daleen Canada and research and development.

Net cash used in operating activities was $18.4 million for the six months ended June 30, 2000, compared to $3.9 million for the six months ended June 30, 1999. The principal use of cash for both periods was to fund our losses from operations that increased in the first six months ended June 30, 2000 as we have expanded our workforce and facilities.

Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2000 compared to $13.6 million for the six months ended June 30, 1999. The decrease was related to the proceeds we received in 1999 related to the Series E preferred stock offering.

Net cash provided by investing activities was $0.5 million for the six months ended June 30, 2000 compared to $4.6 million for the six months ended June 30, 1999. The cash was principally used for capital expenditures in the ordinary course of business and payment of expenses related to our acquisition of Daleen Canada. The Company did not need as much cash for capital expenditures for the six months ended June 30, 1999.

The Company believes that the net proceeds from our initial public offering of common stock in October 1999, together with our current cash and cash equivalents, securities available for sale, collection of accounts receivable and $10 million unsecured revolving line of credit, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 18 months. We may require additional funds to support our working capital requirements or for other purposes and we may seek to raise additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, the financing will be obtainable on terms favorable to us or that any additional financing would not be dilutive.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101) and amended it in March and June 2000. We are required to adopt the provisions of SAB 101 in our fourth quarter of 2000. We are currently reviewing the provisions of SAB 101 and have not fully assessed the impact of its adoption. While SAB 101 does not supercede the software industry specific revenue recognition guidance, the SEC Staff has recently informally indicated its views related to SAB 101 that may change current interpretations of software revenue recognition requirements. Such SEC interpretations could result in many software companies recording a cumulative effect of a change in accounting principles retroactive to January 1, 2000. We do not expect SAB 101 to have a material effect on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our financial instruments consist of cash that is invested in institutional money market accounts and short-term securities invested in corporate fixed income bonds. At June 30, 2000, the carrying value of our financial instruments approximated their fair values based on current market prices and rates. We do not use derivative financial instruments in our operations or investments and do not have significant operations that are subject to fluctuations in commodities prices or foreign currency exchange rates.

                                     PART II
                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on June 6, 2000 (the "Annual Meeting"). At the Annual Meeting, the stockholders voted to elect Paul G. Cataford and William A. Roper, Jr. as Class I directors of the Company.
Mohammad Aamir, who was listed in the Proxy Statement as a nominee for director. voluntarily withdrew his nomination and resigned as a director of the Company. The Board of Directors chose not to fill this vacancy at this time. The stockholders also voted to approve a proposal to adopt the Company's Amended and Restated 1999 Stock Incentive Plan (the "Stock Incentive Plan").

The total number of shares of the Company's common stock, $.01 par value ("Common Stock"), issued, outstanding and entitled to vote at the Annual Meeting was 21,629,749 shares, of which 12,862,765 shares of Common Stock were present in person or by proxy. The following list indicates the number of votes received by each of the nominees for the Company's Board of Directors:

                                         FOR              WITHHELD       RESULT
                                         ---              --------       ------
Paul G. Cataford                      12,790,901           71,864       Approved
William A. Roper, Jr                  12,790,701           72,064       Approved

The Stock Incentive Plan proposal was approved by a majority of the stockholders present and entitled to vote at the Annual Meeting. Specifically, of the 12,862,765 shares of Common Stock present in person or by proxy, a total of 9,308,955 voted in favor of this proposal, 855,808 shares of Common Stock voted against, and 51,249 shares of Common Stock abstained from voting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         EXHIBIT
         NUMBER                                                     DESCRIPTION
         ------                                                     -----------
         10.1                  Office Lease Agreement, dated May 5, 2000, between Daleen Technologies, Inc., Daleen
                               Canada Corporation and The Atrium on Bay Inc.
         10.2                  Second Amendment to Lease, dated May 31, 2000, between Daleen Technologies, Inc. and
                               Regent Holding Corporation.
         10.3                  Third Amendment to Lease, dated May 31, 2000, between Daleen Technologies, Inc. and
                               Regent Holding Corporation.
         10.4                  Amended and Restated 1999 Stock Incentive Plan (incorporated herein by reference from Annex A to the Company's Proxy Statement on Schedule 14A filed with the SEC on
                               May 1, 2000.)
         27.1                  Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DALEEN TECHNOLOGIES, INC.

Date:  August 14, 2000                       /s/ JAMES DALEEN
                                             ----------------------------------
                                             James Daleen
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer
                                             (Principal Executive Officer)

Date: August 14, 2000                        /s/ STEPHEN M. WAGMAN
                                             ----------------------------------
                                             Stephen M. Wagman
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)

                            DALEEN TECHNOLOGIES, INC.

                                INDEX TO EXHIBITS

         EXHIBIT
         NUMBER                                                     DESCRIPTION
         ------                                                     -----------
         10.1                  Office Lease Agreement, dated May 5, 2000, between Daleen Technologies, Inc., Daleen
                               Canada Corporation and The Atrium on Bay Inc.
         10.2                  Second Amendment to Lease, dated May 31, 2000, between Daleen Technologies, Inc. and
                               Regent Holding Corporation.
         10.3                  Third Amendment to Lease, dated May 31, 2000, between Daleen Technologies, Inc. and
                               Regent Holding Corporation.
         10.4                  Amended and Restated 1999 Stock Incentive Plan (incorporated herein by reference from Annex A to the Company's Proxy Statement on Schedule 14A filed with the SEC on
                               May 1, 2000.)
         27.1                  Financial Data Schedule
