Form 10-Q
period 2000-09-30
DALEEN TECHNOLOGIES INC
filed 2000-11-14
CIK 1002658

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER: 0-27491

                            DALEEN TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                    65-0944514
State or other Jurisdiction of              (I.R.S. Employer Identification No.)
 incorporation or organization)


           1750 CLINT MOORE ROAD                          33487
            BOCA RATON, FLORIDA                         (Zip Code)
  (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (561) 999-8000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X} No [ ]

As of November 7, 2000, there were 21,775,843 shares of registrant's common stock, $0.01 par value, outstanding.

================================================================================

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                     PART I

                              FINANCIAL INFORMATION


                                                                                                       Page

                                                                                                       ----
Item 1.          Condensed Consolidated Financial Statements.

                 Condensed Consolidated Balance Sheets as of December 31, 1999 and
                 September 30, 2000 (unaudited)                                                          3

                 Condensed Consolidated Statements of Operations for the three months
                 and nine months ended September 30, 1999 and 2000 (unaudited)                           4

                 Condensed Consolidated Statements of Cash Flows for the nine months
                 ended September 30, 1999 and 2000 (unaudited)                                           5

                 Notes to Condensed Consolidated Financial Statements (unaudited)                        6

Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                                   8

Item 3.          Quantitative and Qualitative Disclosures About Market Risk                             20

                                     PART II

                                OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K                                                       21

Signatures



                                     PART I

                              FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.


                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)


                                                                                December 31,  September 30,
                                                                                    1999           2000
                                                                                ------------  -------------
                                    ASSETS
Current assets:
   Cash and cash equivalents                                                     $  52,852          31,737
   Restricted cash                                                                     124             929
   Securities available for sale                                                     9,385              --
   Accounts receivable, less allowance for doubtful accounts of $707 at
     December 31, 1999 and $1,741 at September 30, 2000                              3,673          13,948
   Costs in excess of billings                                                       3,650           4,782
   Other current assets                                                                941           1,985
                                                                                 ---------       ---------
         Total current assets                                                       70,625          53,381

Property and equipment, net                                                          4,845           8,978
Goodwill and other intangibles, net of accumulated amortization of
   $607 at December 31, 1999 and $11,872 at September 30, 2000                      57,685          48,112
Other assets                                                                           726             848
                                                                                 ---------       ---------
         Total assets                                                            $ 133,881         111,319
                                                                                 =========       =========
                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accrued payroll and other accrued expenses                                    $  12,240          10,119
   Accounts payable                                                                  1,099           2,266
   Billings in excess of costs                                                         769           1,197
   Deferred revenue                                                                    301           2,553
   Other current liabilities                                                            15             579
                                                                                 ---------       ---------
         Total current liabilities                                                  14,424          16,714
                                                                                 ---------       ---------
Stockholders' equity:
     Common stock $.01 par value.  Authorized 70,000,000 shares; issued and outstanding 21,408,246 shares at December 31, 1999 and 21,773,186
       shares at September 30, 2000                                                    214             218
     Stockholders' notes receivable                                                   (202)            (86)
     Deferred stock compensation                                                    (3,031)         (2,535)
     Additional paid-in capital                                                    160,446         161,531
     Accumulated deficit                                                           (37,970)        (64,523)
                                                                                 ---------       ---------
         Total stockholders' equity                                                119,457          94,605
                                                                                 ---------       ---------
         Total liabilities and stockholders' equity                              $ 133,881         111,319
                                                                                 =========       =========



See accompanying notes to unaudited condensed consolidated financial statements.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              Three Months Ended               Nine Months Ended
                                                         ------------------------------   -----------------------------
                                                          September 30,   September 30,   September 30,  September 30,
                                                             1999            2000             1999           2000
                                                          -------------   -------------   -------------  -------------
Revenue:
    License fees                                             $  4,087          9,456          7,836         22,247
    Professional services and other                             1,996          4,569          5,362         12,220
                                                             --------       --------       --------       --------
          Total revenue                                         6,083         14,025         13,198         34,467
                                                             --------       --------       --------       --------
Cost of revenue:
    License fees                                                    5            201              8            586
    Professional services and other                             1,759          3,910          5,415         10,204
                                                             --------       --------       --------       --------
          Total cost of revenue                                 1,764          4,111          5,423         10,790
                                                             --------       --------       --------       --------
Gross profit                                                    4,319          9,914          7,775         23,677

Operating expenses:
    Sales and marketing                                         1,086          4,061          2,368          9,896
    Research and development                                    2,698          7,564          6,187         19,316
    General and administrative                                  2,355          3,701          5,649         11,073
    Amortization of goodwill and other intangibles                 --          4,130             --         11,867
                                                             --------       --------       --------       --------
          Total operating expenses                              6,139         19,456         14,204         52,152
                                                             --------       --------       --------       --------

Operating loss                                                 (1,820)        (9,542)        (6,429)       (28,475)

Total interest income and nonoperating income, net                179            488            279          1,914
                                                             --------       --------       --------       --------

Net loss                                                     $ (1,641)        (9,054)        (6,150)       (26,561)


Accretion of preferred stock                                      (43)            --           (122)            --
                                                             --------       --------       --------       --------

Net loss applicable to common stockholders                   $ (1,684)        (9,054)        (6,272)       (26,561)
                                                             ========       ========       ========       ========

Net loss per share - basic and diluted                       $  (0.46)         (0.42)         (1.85)         (1.23)
                                                             ========       ========       ========       ========

Weighted average shares outstanding - basic and diluted         3,659         21,755          3,381         21,635
                                                             ========       ========       ========       ========

Pro forma data:
    Pro forma net loss                                       $ (1,641)                     $ (6,150)
                                                             ========                      ========

    Pro forma net loss per share - basic and diluted         $  (0.11)                     $  (0.47)
                                                             ========                      ========

    Pro forma weighted average shares outstanding -
    basic and diluted                                          14,278                        13,013
                                                             ========                      ========




See accompanying notes to condensed consolidated financial statements.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                                 (IN THOUSANDS)


                                                                                         Nine Months Ended
                                                                                    ------------------------------
                                                                                    September 30,    September 30,
                                                                                         1999          2000
                                                                                    -------------    -------------
Cash flows from operating activities:
    Net loss                                                                           $ (6,150)         (26,561)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                     1,103           13,438
        Amortization of deferred stock compensation                                          --              495
        Bad debt expense                                                                    334            1,055
        Interest income on stockholder loans                                                 --              (23)
        Changes in assets and liabilities:
          Restricted cash                                                                  (123)            (805)
          Accounts receivable                                                            (3,745)         (11,356)
          Costs in excess of billings                                                    (1,356)          (1,292)
          Other current assets                                                              (55)          (1,074)
          Other assets                                                                   (1,481)             418
          Accrued payroll and other accrued expenses                                      2,626           (2,096)
          Accounts payable                                                                  221            1,216
          Billings in excess of costs                                                     2,307              434
          Deferred revenue                                                                   --            2,554
          Other current liabilities                                                          48              280
                                                                                       --------           ------
            Net cash used in operating activities                                        (6,271)         (23,317)
                                                                                       --------           ------
Cash flows provided by financing activities:

    Proceeds from sale of preferred stock-Series E, net                                  13,404               --
    Proceeds from exercise of stock options and bridge warrants                             306            1,089
                                                                                       --------           ------
            Net cash provided by financing activities                                    13,710            1,089
                                                                                       --------           ------
Cash flows provided by investing activities:
    Purchase of securities available for sale                                           (38,113)         (58,464)
    Issuance of stockholders notes receivable                                              (549)            (324)
    Repayment of stockholders notes receivable                                               --              138
    Sales and maturities of securities available for sale                                40,783           67,848
    Payments related to the acquisition of Daleen Canada                                     --           (1,691)
    Capital expenditures                                                                 (1,617)          (6,346)
                                                                                       --------           ------
            Net cash provided by  investing activities                                      504            1,161
                                                                                       --------           ------

Effect of exchange rates on cash and cash equivalents                                        --              (48)
Net increase (decrease) in cash and cash equivalents                                      7,943          (21,067)
Cash and cash equivalents at beginning of period                                            723           52,852
                                                                                       --------           ------
Cash and cash equivalents at end of period                                             $  8,666           31,737
                                                                                       ========           ======



See accompanying notes to condensed consolidated financial statements.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements for Daleen Technologies, Inc. and subsidiaries ("Daleen" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. The condensed balance sheet at December 31, 1999 has been derived from the Company's audited consolidated financial statements at that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission ("SEC") on March 31, 2000.

The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

(2) PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of the Company (including its subsidiaries). All significant intercompany balances and transactions have been eliminated in consolidation.

In addition to other subsidiaries of the Company, the Company formed two additional subsidiaries in the third quarter.

In July 2000, the Company formed PartnerCommunity, Inc. PartnerCommunity, Inc. is an Internet-based partner chain management network for providers of data content and communications services that enables members to identify, form and manage partnerships to deliver innovative communications services offerings with high speed, ease and flexibility. The network is in its early stages of development.

In September 2000, the Company also formed a wholly owned subsidiary, Daleen Technologies Europe B.V., a corporation formed under the laws of Amsterdam to carry out the Company's European operations.

(3) BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for each period presented. Common stock equivalents were not considered since their effect would be antidilutive. Common stock equivalents amounted to 1,562,394 shares and 1,768,374 shares for the three months and nine months ended September 30, 2000, respectively. Basic and diluted pro forma net loss per share includes the effects of the conversion of preferred stock to common stock as a result of the Company's initial public offering.

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

In March 1999, the Company adopted Statement of Position 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS ("SOP 98-9"). Statement of Position 98-9 amends SOP 97-2 to require recognition of revenue using the "residual method" when (1) there is VSOE of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue recognition criteria in SOP 97-2 other than the requirement for VSOE of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

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

(6) REVOLVING LINE OF CREDIT

In August 2000, the Company entered into an agreement with a financial institution to provide for an unsecured revolving line of credit up to $10 million maturing on February 28, 2002. The proceeds are available for future working capital needs. The line of credit provides for the monthly payment of interest at the 30-day LIBOR rate plus 125 basis points. There have been no borrowings under this line of credit since it has become available.

(7) STOCK OPTIONS

In June 2000, the Company granted stock options to a marketing executive under its Stock Incentive Plan at an exercise price less than the fair market value of the underlying common stock of the Company at date of grant. These grants will result in the recognition of compensation expense amounting to approximately $586,000 over their one-year vesting period, which began in July 2000. Approximately $147,000 of the expense was recorded in sales and marketing expense for the three-month period ended September 30, 2000.

(8) NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) and amended it in March and June 2000. The Company is required to adopt the provisions of SAB 101 in the fourth quarter of 2000. While SAB 101 does not supercede the software industry specific revenue recognition guidance, the SEC Staff has recently informally indicated its views related to SAB 101 that may change current interpretations of software revenue recognition requirements. Such SEC interpretations could result in many software companies recording a cumulative effect of a change in accounting principle retroactive to January 1, 2000. The Company believes that its existing revenue recognition policies are compliant with SAB 101.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133, as amended, is effective for all quarters beginning after June 15, 2000. SFAS No. 133 did not have a material affect on the Company's consolidated financial position or our consolidated statements of income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following should be read in conjunction with Daleen Technologies, Inc. and subsidiaries ("Daleen" or the "Company") unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q. In addition, reference should be made to our audited consolidated financial statements and notes thereto, and related Management's Discussion and Analysis of Financial Condition and Results of Operations included with our Annual Report on Form 10-K for the year ended December 31, 1999.

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

In December 1999, we acquired all of the issued and outstanding capital shares of Inlogic Software Inc., a Nova Scotia corporation. The business of Inlogic is now conducted through our wholly-owned subsidiary, Daleen Canada Corporation ("Daleen Canada"). Daleen Canada develops and promotes eBusiness software solutions for customer and partner relationship management, including Web-enabled customer self-care and electronic bill presentment and payment ("EBPP"), as well as business-to-business gateway solutions that support streamlined workflows and automated processes. The acquisition resulted in recording goodwill and other intangibles as well as deferred stock compensation related to stock options issued to Daleen Canada employees. The intangible assets are being amortized over a four-year period and the deferred stock compensation is being amortized over the vesting period of the stock options.

In July 2000, we formed a subsidiary, PartnerCommunity, Inc. PartnerCommunity, Inc. is an internet-based partner chain management network for providers of data content and communications services that enables members to identify, form and manage partnerships to deliver innovative communications services offerings with higher speed, ease and flexibility. The network is in its early stages of development.

In September 2000, we also formed a wholly owned subsidiary, Daleen Technologies Europe B.V., a corporation formed under the laws of Amsterdam to carry out our European operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

TOTAL REVENUE. Total revenue, which includes license fees and professional services and other revenue, increased $7.9 million, or 131%, to $14.0 million in the three months ended September 30, 2000, from $6.1 million for the same period in 1999. Revenue increases from both license fees and professional services and other were due to increased sales and customer contracts for our products and services, increased market acceptance of our products, additional ongoing product implementations and increased revenue primarily due to maintenance and support agreements.

LICENSE FEES. Our license fees are derived from licensing our software products and ongoing royalties received from third party users of our products and technology. License fees increased $5.4 million, or 131%, in the three months ended September 30, 2000, to $9.5 million compared to $4.1 million for the same period in 1999. This increase was due to an increase in customer license contracts and increased market acceptance of our products. During the three months ended September 30, 2000, we signed twelve new contracts. In addition, we started receiving royalties from third party users of our products and technology. License fees constituted 67.4% of total revenue in the three months ended September 30, 2000, compared to 67.2% in the same period in 1999.

PROFESSIONAL SERVICES AND OTHER. Our professional services and other consists of revenue from professional consulting services, training, maintenance and support, and third party software fulfillment all related to the products we develop. Consulting services are offered on a price established "bundled" basis and on a time and materials basis. Third party software fulfillment is offered on a "cost plus" basis. Professional services and other revenue increased $2.6 million, or 129%, in the three months ended September 30, 2000 to $4.6 million, compared to $2.0 million in the same period in 1999. The increase was due to increased sales and customer contracts, additional ongoing product implementations and product sales associated with our acquisition of Daleen Canada, and increased revenue related to maintenance and support as our customer base grows.

Professional services and other revenue as a percentage of total revenue remained consistent for each period at 32.6% of total revenue in the three months ended September 30, 2000, compared to 32.8% for the same period in 1999.

TOTAL COST OF REVENUE. Total cost of revenue increased $2.3 million, or 133%, to $4.1 million in the three months ended September 30, 2000, from $1.8 million in the same period in 1999. Total cost of revenue includes both cost of license fees and cost of professional services and other. These components include the cost of direct labor, benefits, third party fees paid for product referrals, overhead and materials associated with the fulfillment and delivery of the license products, and related corporate overhead costs to provide professional services to customers. These costs increased as we hired additional personnel to support the new and existing implementations that we performed for our products. Overall, total cost of revenue as a percentage of total revenue remained consistent for each period at 29.3% in the three months ended September 30, 2000, compared to 29.0% in the same period in 1999.

COST OF LICENSE FEES Cost of license fees includes direct cost of labor, benefits and packaging material for fulfillment and shipment of our software products, third party software license royalty payments and related documentation and third party referral fees associated with customer contracts. Cost of license fees increased to $201,000, or 3,920%, in the three months ended September 30, 2000, from $5,000 in the same period in 1999 due to the increased number of software contracts, hiring of personnel focused primarily on product fulfillment, third party software royalty payments and third party referral fees.

COST OF PROFESSIONAL SERVICES AND OTHER. Cost of professional services and other includes direct cost of labor, benefits, third party software and related corporate overhead costs to provide professional services to customers. Cost of professional services and other increased $2.2 million, or 122%, to $3.9 million in the three months ended September 30, 2000, from $1.8 million in the same period in 1999. These costs increased as we hired additional personnel to support new and existing implementations and to be able to deploy more resources in order to respond to specific customer requests and issues.

Cost of professional services and other decreased to 85.6% of professional services and other revenue in 2000, compared to 88.1% in 1999. The percentage decrease is primarily the result of improved efficiencies during implementations.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales, marketing and partner management personnel, travel and entertainment, tradeshow and marketing program costs, promotional and related corporate overhead costs. These expenses increased $3.0 million, or 273.9%, to $4.1 million in the three months ended September 30, 2000, from $1.1 million for the same period in 1999. The overall increase was due to the increase in the number of personnel in the sales, marketing and partner management organizations from 1999 to 2000 and commissions associated with increased revenue and increased involvement in marketing and trade shows. As a percentage of revenue, these expenses increased from 17.9% in 1999 to 29.0% in 2000. We expect this expense to continue to increase in order to build a sales and marketing infrastructure to support continued increased revenue in future periods.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for software developers, product testing and benchmarking, management, quality assurance personnel, software/hardware tools, subcontractors and related corporate overhead costs. Our research and development expenses increased $4.9 million, or 180%, to $7.6 million in the three months ended September 30, 2000, from $2.7 million for the same period in 1999. The overall increase was primarily the result of development efforts associated with additional products and upgrades, additional software developers, increased product testing and benchmarking, additional managers and quality assurance personnel. In addition, we used subcontractors in many instances in order to accelerate development of new releases of our products that provide additional functionality. As a percentage of revenue, these expenses increased from 44.4% in 1999 to 53.9% in 2000. We expect this trend to continue for the rest of year 2000, and as we release new versions in late 2000 and in first quarter of 2001 that these expenses should decrease as a percentage of revenue.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, benefits and related costs for our finance, administrative, human resources and information systems personnel. It also consists of non-cash stock compensation expense and related corporate overhead costs. Our general and administrative expenses increased $1.3 million, or 57.2%, to $3.7 million in the three months ended September 30, 2000, from $2.4 million in the same period in 1999. This increase was primarily the result of hiring and retaining additional finance, administrative, information systems and human resources personnel. In addition, the increase is a result of recording stock compensation expense over the vesting period related to options issued in connection with our acquisition of Daleen Canada along with certain other stock option grants issued by Daleen. In each case, the exercise prices of the options were below the fair market value of our common stock on the date of grant. As a percentage of revenue, general and administrative expenses decreased to 26.4% in the three months ended September 30, 2000, from 38.7% in the same period in 1999.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill and other intangibles are the result of the acquisition of Daleen Canada and are being amortized over a four-year period.

NON-OPERATING INCOME. Non-operating income is comprised primarily of interest income, net of interest expense. Non-operating income increased $309,000, or 173%, to $488,000 in the three months ended September 30, 2000, from $179,000 for the same period in 1999. This was primarily attributable to the investment earnings from the proceeds of our initial public offering of common stock received in October 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

TOTAL REVENUE. Total revenue, which includes license fees and professional services and other revenue, increased $21.3 million, or 161%, to $34.5 million in the nine months ended September 30, 2000, from $13.2 million for the same period in 1999. Revenue increases from both license fees and professional services and other were due to increased sales and customer contracts for our products and services, increased market acceptance of our products, additional ongoing product implementations, increased revenue primarily due to maintenance and support agreements, and product sales associated with our acquisition of Daleen Canada.

LICENSE FEES. Our license fees are derived from licensing our software products and ongoing royalties received from third-parties. License fees increased $14.4 million, or 184%, in the nine months ended September 30, 2000 to $22.2 million compared to $7.8 million for the same period in 1999. This increase was due to an increase in customer license contracts, increased market acceptance of our products and additional product sales associated with our acquisition of Daleen Canada. During the nine months ended September 30, 2000, we signed 32 new contracts. In addition, during the second quarter we entered into a distribution license arrangement that provides exclusive rights to a third party strategic alliance partner to sell certain of our Canadian business-to-business gateway products. Under this arrangement, Daleen received a license fee in the second quarter and royalties in the third quarter related to sales by the partner. License fees constituted 64.5% of total revenue in the nine months ended September 30, 2000, compared to 59.4% in the same period in 1999.

PROFESSIONAL SERVICES AND OTHER. Our professional services and other consists of revenue from professional consulting services, training, maintenance and support, and third party software fulfillment all related to the products we develop. Consulting services are offered on a price established "bundled" basis and on a time and materials basis. Third party software fulfillment is offered on a "cost plus" basis. Professional services and other revenue increased $6.9 million, or 128%, in the nine months ended September 30, 2000 to $12.2 million, compared to $5.4 million in the same period in 1999. The increase was due to increased sales and customer contracts, additional ongoing product implementations and product sales associated with our acquisition of Daleen Canada, and increased revenue related to maintenance and support as our customer base grows.

Professional services and other revenue constituted 35.5% of total revenue in the nine months ended September 30, 2000, compared to 40.6% for the same period in 1999. The decrease as a percentage of total revenue is due to sales in 2000 consisting of a higher component of license fee revenue in accordance with our software business model as well as our use of market packages to facilitate system implementation, more utilization by customers of our business alliance partners as systems integrators for our products, and more rapid setup and installation of our products.

TOTAL COST OF REVENUE. Total cost of revenue increased $5.4 million, or 99.0%, to $10.8 million in the nine months ended September 30, 2000, from $5.4 million in the same period in 1999. Total cost of revenue includes both cost of license fees and cost of professional services and other. These components include the cost of direct labor, benefits, third party fees paid for product referrals, overhead and materials associated with the fulfillment and delivery of the license products, and related corporate overhead costs to perform professional services to customers. These costs increased as we hired additional personnel to support the new and existing implementations that we performed for our products. Overall, total cost of revenue as a percentage of total revenue decreased to 31.3% in the nine months ended September 30, 2000, from 41.1% in the same period in 1999. The percentage decrease is primarily the result of an increase of license fee revenue as a percentage of total revenue and corresponding higher margins associated with license fee revenue and improved efficiencies during implementations as we introduce more functionality to our products.

COST OF LICENSE FEES Cost of license fees includes direct cost of labor, benefits and packaging material for fulfillment and shipment of our software products, third party software license royalty payments and related documentation and third party referral fees associated with customer contracts. Cost of license fees increased to $586,000, or 7,225%, in the nine months ended September 30, 2000, from $8,000 in the same period in 1999 due to the increased number of software contracts, hiring of personnel focused primarily on product fulfillment, third party software royalty payments and third party referral fees.

COST OF PROFESSIONAL SERVICES AND OTHER. Cost of professional services and other includes direct cost of labor, benefits, third party software and related corporate overhead costs to provide professional services to customers. Cost of professional services and other increased $4.8 million, or 88.4%, to $10.2 million in the nine months ended September 30, 2000, from $5.4 million in the same period in 1999. These costs increased as we hired additional personnel to support new and existing implementations.

Cost of professional services and other decreased to 83.5% of professional services and other revenue in 2000, compared to 101% in 1999.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales, marketing and partner management personnel, travel and entertainment, tradeshow and marketing program costs, promotional and related corporate overhead costs. These expenses increased $7.5 million, or 318%, to $9.9 million in the nine months ended September 30, 2000, from $2.4 million for the same period in 1999. The overall increase was due to the increase in the number of personnel in the sales, marketing and partner management organizations from 1999 to 2000 and commissions associated with increased revenue, and increased involvement in marketing and trade shows. As a percentage of revenue, these expenses increased from 17.9% in 1999 to 28.7% in 2000.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for software developers, product testing and benchmarking, management, quality assurance personnel, software/hardware tools, subcontractor costs and related corporate overhead costs. Our research and development expenses increased $13.1 million, or 212%, to $19.3 million in the nine months ended September 30, 2000, from $6.2 million for the same period in 1999. The overall increase was primarily the result of development efforts associated with additional products, including those of Daleen Canada, additional software developers, increased product testing and benchmarking, additional managers and quality assurance personnel. In addition we increased the use of subcontractors in order to excel development of new releases of our products that provide additional functionality. As a percentage of revenue, these expenses increased from 46.9% in 1999 to 56.0% in 2000. We expect this percentage to decrease in year 2001 as we release new versions of our products.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, benefits and related costs for our finance, administrative, human resources and information systems personnel. It also consists of non-cash stock compensation expense and related corporate overhead costs. Our general and administrative expenses increased $5.4 million, or 96.0%, to $11.1 million in the nine months ended September 30, 2000, from $5.6 million in the same period in 1999. This increase was primarily the result of hiring and retaining additional finance, information systems and human resources personnel and retaining the additional resources obtained from the acquisition of Daleen Canada. In addition, the increase is a result of recording stock compensation expense over the vesting period related to options issued in connection with our acquisition of Daleen Canada along with certain other stock option grants issued by Daleen. In each case, the exercise prices of the options were below the fair market value of our common stock on the date of grant. As a percentage of revenue, general and administrative expenses decreased to 32.1% in the nine months ended September 30, 2000 from 42.8% in the same period in 1999.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill and other intangibles are the result of the acquisition of Daleen Canada and are being amortized over a four-year period.

NON-OPERATING INCOME. Non-operating income is comprised primarily of interest income, net of interest expense. Non-operating income increased $1.6 million, or 586.0%, to $1.9 million in the nine months ended September 30, 2000 from $279,000 for the same period in 1999. This was primarily attributable to the investment earnings from the proceeds of our initial public offering received in October 1999.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, our total cash and cash equivalents was $31.7 million. We generated these funds primarily through our initial public offering of common stock in October 1999. Beyond our capital expenditures, the funds raised have been applied to support our various needs. Our needs have increased significantly due to our new office space in Boca Raton, Florida, Atlanta, Georgia and Toronto, Ontario, expanded client base, investments in research and development and sales and marketing resulting in headcount increases, entrance into international markets, the acquisition of Daleen Canada and the formation of our subsidiary PartnerCommunity, Inc.

Net cash used in operating activities was $23.3 million for the nine months ended September 30, 2000, compared to $6.3 million for the nine months ended September 30, 1999. The principal use of cash for both periods was to fund our losses from operations that increased in the first nine months ended September 30, 2000 as we have expanded our workforce and facilities.

Net cash provided by financing activities was $1.1 million for the nine months ended September 30, 2000, compared to $13.7 million for the nine months ended September 30, 1999. The decrease was related to the proceeds we received in 1999 related to our private placement of Series E preferred stock offering.

Net cash provided by investing activities was $1.2 million for the nine months ended September 30, 2000, compared to $504,000 for the nine months ended September 30, 1999. The cash was principally used for capital expenditures associated with new equipment as a result of increased headcount and payment of expenses related to our acquisition of Daleen Canada. We did not need as much cash for capital expenditures for the nine months ended September 30, 1999.

We believe that the remaining net proceeds from our initial public offering of common stock in October 1999, together with our current cash and cash equivalents, collection of accounts receivable and $10 million unsecured revolving line of credit, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 18 months. We may require additional funds to support our working capital requirements, strengthen our financial position, support our international and business development expansion efforts or for other purposes. Additionally, we may seek to raise additional funds through public or private sales of equity or debt securities, including convertible debt securities, or a combination of such securities, or from other sources. There can be no assurance that additional financing will be available at all or that, if available, the financing will be obtainable on terms favorable to us or that any additional financing would not be dilutive.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101) and amended it in March and June 2000. We are required to adopt the provisions of SAB 101 in the fourth quarter of 2000. While SAB 101 does not supercede the software industry specific revenue recognition guidance, the SEC Staff has recently informally indicated its views related to SAB 101 that may change current interpretations of software revenue recognition requirements. Such SEC interpretations could result in many software companies recording a cumulative effect of a change in accounting principle retroactive to January 1, 2000. We believe our revenue recognition policies are compliant with SAB 101.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133, as amended, is effective for all quarters beginning after June 15, 2000. SFAS No. 133 did not have a material affect on the Company's consolidated financial position or our consolidated statements of income.

RISKS ASSOCIATED WITH DALEEN'S BUSINESS AND FUTURE OPERATING RESULTS

Our future operating results may vary substantially from period to period. The price of our common stock will fluctuate in the future, and an investment in our common stock is subject to a variety of risks, including but not limited to the specific risks identified below. Inevitably, some investors in our securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks in this report.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward- looking statements. These risks and uncertainties include those described in this section "Risks Associated With Daleen's Business and Future Operating Results" and elsewhere in this report. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this report. We undertake no obligation to update these statements or publicly release the results of any revisions to the forward-looking statements that we may make to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

WE HAVE NOT ACHIEVED PROFITABILITY AND MAY CONTINUE TO INCUR NET LOSSES FOR AT LEAST THE NEXT SEVERAL QUARTERS.

We incurred net losses of approximately $15.3 million for the year ended December 31, 1999. Additionally, we incurred net losses of $9.1 million and $26.6 million in the three and nine months ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of approximately $64.5 million. We have not yet realized any profit to date and do not expect to achieve profitability until the fourth quarter of 2001. To achieve this objective, we expect to generate significant additional revenue from licensing of our products and related services and support revenues. There is no assurance we will achieve this objective. In addition, even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS, AND WE MAY FAIL TO MEET EXPECTATIONS Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors. This fluctuation may cause our operating results to be below the expectations of public market analysts and investors, and the price of our common stock may fall. Factors that could cause quarterly fluctuations include:

         o  variations in demand for our products and services;
         o  our quarterly revenue and expense levels;
         o our ability to develop and attain market acceptance of enhancements to Billplex, eCare and our other products and any new products and services;
         o the pace of product implementation and the timing of customer acceptance;
         o changes in our pricing policies or the pricing policies of our competitors; and
         o the mix of sales channels through which our products and services are sold.

The timing of booked transactions is difficult to predict. In any given quarter, most of our revenue has been attributable to a limited number of relatively large contracts and we expect this to continue. Further, our customer contract bookings tend to occur predominantly in the last two weeks of the quarter. As a result, our quarterly results of operations are difficult to predict and the deferral of even a small number of contract bookings or delays associated with delivery of products in a particular quarter could significantly reduce our revenue and increase our net loss, which would hurt our quarterly financial performance. In addition, a substantial portion of our costs are relatively fixed and based upon anticipated revenue. A failure to book an expected order in a given quarter would not be offset by a corresponding reduction in costs and could adversely affect our operating results.

IF OUR CUSTOMERS CANNOT SECURE ADEQUATE FINANCING, WE MAY NOT GET THEIR BUSINESS OR WE MAY NOT BE ABLE TO RECOGNIZE REVENUE AS QUICKLY.

Many of our potential customers are new entrants into the communications market and lack significant financial resources. These companies rely to a large degree on access to the capital markets for growth. Their failure to raise capital would hurt their financial viability and their demand for our products. In addition, our customers' ability to generate revenues or otherwise obtain capital could adversely impact on their ability to purchase additional products or renew maintenance and support agreements with us. Also, we will at times provide financing arrangements for customers and their ability to make payments to us may impact when we can book revenue.

WE FACE SIGNIFICANT COMPETITION FROM COMPANIES THAT MAY HAVE GREATER RESOURCES THAN WE DO.

Licensing eBusiness software solutions including customer management and billing solutions for integrated communications providers, is a very competitive business. We expect competition to increase in the future, both from existing competitors as well as new entrants in our current markets. Our principal competitors include other internet enabled billing and customer care system providers, operation support system providers, systems integrators and service bureaus, and the internal information technology departments of larger communications companies, which may elect to develop functionalities similar to those provided by our product in-house rather than buying them from us. Many of our current and future competitors may have advantages over us, including:

         o  longer operating histories;
         o  larger customer bases;
         o substantially greater financial, technical, research and development and sales and marketing resources;
         o  a lead in expanding their business internationally;
         o  greater name recognition; and
         o ability to more easily provide a comprehensive hardware and software solution.

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

Third parties such as operation support system providers, consulting firms and systems integration firms help us with marketing and sales and implementation of our products. To achieve our goals, we must maintain our relationships with these firms, develop additional similar relationships and generate new business opportunities through joint marketing and sales efforts. We may encounter difficulties in forging and maintaining long-term relationships with these firms for a variety of reasons. For example, we may acquire a company that changes the dynamics of our relationship with our strategic alliance partners. These firms may discontinue their relationships with us, fail to devote sufficient resources to market our products or develop relationships with our competitors. In addition, these firms may delay the product implementation or negatively affect our customer relationships. Our agreements with these firms typically are in the form of a non-exclusive referral fee or license and package discount arrangement that may be terminated by either party without cause or penalty and with limited notice.

OUR LENGTHY SALES CYCLE MAKES IT DIFFICULT TO ANTICIPATE THE TIMING OF SALES, AND REVENUE MAY VARY FROM PERIOD TO PERIOD.

The sales cycle associated with the purchase of our products is lengthy, and the time between the initial proposal to a prospective customer and the signing of a license agreement can be as long as six months and could be longer as we enter into international markets. Our products involve a commitment of capital which may be significant to the customer, with attendant delays frequently associated with large capital expenditures and implementation procedures within an organization. These delays may reduce our revenue in a particular period without a corresponding reduction in our costs, which could hurt our results of operations for that period.

IF WE FAIL TO EFFECTIVELY MANAGE THE GROWTH OF OUR OPERATIONS, OUR ABILITY TO PURSUE OUR STRATEGY WOULD BE COMPROMISED AND OUR BUSINESS WOULD SUFFER.

Our business could suffer if we fail to effectively manage our internal growth and our acquisitions. We continue to increase the scope of our operations, have grown our employee headcount substantially, and expect to continue to hire new employees. Similarly, our revenue grew from $156,000 in 1997 to $5.2 million in 1998 and to $20.7 million in 1999. Our revenue grew from $13.2 million in the nine months ended September 30, 1999 to $34.5 million in the nine months ended September 30, 2000. Continued growth or new acquisitions could place a significant strain on our management systems and resources. We will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to expand, train and manage our workforce.

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

Our strategy includes expansion into international markets through a combination of strategic relationships and internal business expansion. In addition to risks generally associated with international operations, our future international operations might not succeed for a number of reasons, including:

         o  dependence on sales efforts of third party distributors;
         o  difficulties in staffing and managing foreign operations;
         o difficulties in localizing products and supporting customers in foreign countries;
         o reduced protection for intellectual property rights in some countries;
         o  greater difficulty in collecting accounts receivable; and
         o legal uncertainties inherent in transnational operations such as export and import regulations, taxation issues, tariffs and trade barriers.

IF WE DO NOT CONTINUALLY ENHANCE OUR PRODUCT OFFERING TO MEET THE CHANGING NEEDS OF SERVICE PROVIDERS, WE WILL LOSE FUTURE BUSINESS TO OUR COMPETITORS.

We believe that our future success will depend to a significant extent upon our ability to enhance our product offering and to introduce new products and features to meet the requirements of our customers in a rapidly developing and evolving market. We devote significant resources to refining and expanding our software products, developing additional pre-configured market-based packages and investigating complimentary products and technologies. As with the acquisition of Daleen Canada, we are willing to make strategic acquisitions of companies with complimentary products. We believe our products currently meet customer requirements regarding scalability and throughput, and we are working to improve our system performance. However, the requirements of our customers may change and our present or future products may not satisfy the evolving needs of the communications market. If we are unable to anticipate or respond adequately to customer needs, or achieve sufficient throughput and scalability, we will lose business and our financial performance will suffer.

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

PRODUCT DEFECTS OR SOFTWARE ERRORS COULD ADVERSELY AFFECT OUR BUSINESS DUE TO COSTLY REDESIGNS, PRODUCTION DELAYS AND CUSTOMER DISSATISFACTION.

Design defects or software errors in our product may cause delays in product introductions or damage customer satisfaction, either of which could seriously harm our business. Our software products are highly complex and may, from time to time, contain design defects or software errors that may be difficult to detect and correct. We have a customer support organization that is responsible for providing maintenance and support to our customers. Maintenance and support includes identifying and correcting any reported product defects or software errors and our margins may be affected if the amounts of resources needed to address these issues are substantial. Although we have license agreements with our customers that contain provisions designed to limit our exposure to potential claims and liabilities arising from customer problems, these provisions may not effectively protect us against all claims. In addition, claims and liabilities arising from customer problems could significantly damage our reputation and hurt our business.

POTENTIAL ACQUISITIONS OF COMPANIES OR TECHNOLOGIES COULD RESULT IN DISRUPTIONS TO OUR BUSINESS, DIVERSION OF MANAGEMENT AND COULD REQUIRE THAT WE ENGAGE IN FINANCING TRANSACTIONS THAT COULD HURT OUR FINANCIAL PERFORMANCE.

We may in the future make acquisitions of companies, products or technologies, or enter into strategic relationship agreements that require substantial up-front investments. We will be required to assimilate the acquired businesses and may be unable to maintain uniform standards, controls, procedures and policies effectively. We may have to incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our financial instruments consist of cash that is invested in institutional money market accounts and less than 90 day securities invested in corporate fixed income bonds. We do not use derivative financial instruments in our operations or investments and do not have significant operations that are subject to fluctuations in commodities prices or foreign currency exchange rates.

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         Exhibit
         Number                               Description
         -------                              -----------
         10.1 Loan Agreement dated August 18, 2000 by and between Bank of America, N.A., a national banking association and Daleen Technologies, Inc.

         10.2 Promissory Note dated August 18, 2000 by and between Bank of America, N.A., a national banking association and Daleen Technologies, Inc.

         27.1       Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DALEEN TECHNOLOGIES, INC.



Date:   November 13, 2000                /s/ James Daleen
                                         ---------------------------------------
                                             JAMES DALEEN
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer
                                             (Principal Executive Officer)



Date:   November 13, 2000               /s/ Stephen M. Wagman
                                        ---------------------------------------
                                            STEPHEN M. WAGMAN
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

                            DALEEN TECHNOLOGIES, INC.

                                INDEX TO EXHIBITS

         Exhibit
         Number                                   Description
         -------                                  ------------

         10.1 Loan Agreement dated August 18, 2000 by and between Bank of America, N.A., a national banking association and Daleen Technologies, Inc.

         10.2 Promissory Note dated August 18, 2000 by and between Bank of America, N.A., a national banking association and Daleen Technologies, Inc.

         27.1         Financial Data Schedule