Form 10-K405
period 2000-12-31
DALEEN TECHNOLOGIES INC
filed 2001-04-05
CIK 1002658

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------
                                   FORM 10-K

                            ------------------------

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER: 0-27491

                           DALEEN TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      65-0944514
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

            1750 CLINT MOORE ROAD                                  33487
             BOCA RATON, FLORIDA                                (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (561) 999-8000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask quotations for the Common Stock on March 21, 2001 as reported by The Nasdaq Stock Market, was approximately $14,636,343. The shares of Common Stock held by each officer and director and by each person known to the Registrant who owns 5% or more of the outstanding Common Stock have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 21, 2001, the Registrant had outstanding 21,791,296 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risks Associated with Daleen's Business and Future Operating Results", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

     You should be aware that some of these statements are subject to known and unknown risks, uncertainties and other factors, including those discussed in the section of the Form 10-K entitled "Risks Associated with Daleen's Business and Future Operating Results" that could cause the actual results to differ materially from those suggested by the forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     We are a provider of Internet software solutions that manage the revenue chain for next-generation service providers. Our product family, which we refer to as RevChain(TM), enables service providers to automate and manage their entire revenue chain including services, customers, orders and fulfillment, and billing and settlement across the span of the enterprise. Our RevChain solutions extend from the back office to interfacing with customers, whether through the Internet or with customer service representatives and manage mutual service offerings across partner relationships. These modular solutions integrate with third-party solutions and deliver proven scalability, making the software highly adaptable and ready for the future. As a result, service providers are able to accelerate time-to-revenue, rapidly adapt to new market opportunities, and leverage the power of the Internet, thereby providing a competitive advantage in their business.

     The RevChain product family includes industry-focused software suites composed of individual applications based on the Daleen Internet Integration Architecture (IIA(TM)), our Internet computing architecture. The Daleen RevChain software application products include the following:

     - RevChain Commerce -- customer care and billing;

     - RevChain Interact -- a standard browser interface for customer service representatives;

     - RevChain Order -- a secure storefront for Internet shopping and order fulfillment;

     - RevChain Care -- providing customer self-service over the Internet; and

     - RevChain Partner -- an Internet-based partner chain management(TM) network.

Our products may be configured to address services and feature requirements for each industry segment on which we focus. These configured application products are offered as packaged industry suites.

     In addition to our RevChain product family, in July 2000 we formed a subsidiary, PartnerCommunity, Inc. ("PartnerCommunity"). PartnerCommunity provides an Internet-based partner chain management services network for providers of data content and communications services that enables members to identify, form and manage partnerships with their vendors, service providers and customers to deliver innovative communications services offerings with higher speed, ease and flexibility. PartnerCommunity also enable these service providers to build their own private community to integrate business processes with their partners and business customers and to offer partner management services.

     In September 2000, we also formed a wholly-owned subsidiary, Daleen Technologies Europe B.V., a corporation formed under the laws of the Netherlands. From this subsidiary, we run our operations in Europe, the Middle East and Africa.

RECENT DEVELOPMENTS

  Private Placement of Convertible Preferred Stock

     GENERAL. On March 30, 2001, we entered into definitive agreements (collectively, the "Purchase Agreements") for the sale (the "Private Placement") of $27,500,000 of Series F convertible preferred stock (the "Preferred Stock") and warrants to purchase Preferred Stock (the "Warrants"). The consummation of the Private Placement is subject to the receipt of approval from our stockholders (the "Requisite Stockholder Approval"), including approval of an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock and to create and designate the Preferred Stock. The purchasers deposited the full $27,500,000 purchase price in escrow with SunTrust Bank as escrow agent. The only condition to the release of the escrowed funds to us is the receipt of the Requisite Stockholder Approval by July 30, 2001. If we do not obtain the Requisite Stockholder Approval on or before July 30, 2001, or such later date as we and the purchasers agree, our obligation to sell, and the purchasers' obligations to purchase, the Preferred Stock and Warrants will be deemed null and void. Pursuant to our Certificate of Incorporation, the approval of the holders of 66 2/3% of our outstanding common stock will be required to amend our Certificate of Incorporation to increase the number of shares of authorized common stock and to create and designate the terms of the Preferred Stock. Both of these amendments are required for the consummation of the Private Placement. Certain of our stockholders, including stockholders that have agreed to purchase Preferred Stock and Warrants in the Private Placement as well as our directors and their affiliates, have agreed to vote their shares our common stock in favor of the Private Placement and the transactions contemplated thereby. These stockholders own approximately 51.3% of our outstanding common stock. Accordingly, we must obtain the approval of the holders of an additional 15.4% of the outstanding common stock in order to obtain the Requisite Stockholder Approval. As a result, we believe that receipt of the Requisite Stockholder Approval is reasonably likely but no assurances can be given.

     The offering and sale of the Preferred Stock and Warrants will be exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 506 of Regulation D promulgated thereunder. The Preferred Stock will be a new series of our preferred stock.

     TERMS OF PREFERRED STOCK. Following is a summary of the terms of the Preferred Stock.

        Number of Shares; Purchase Price. Pursuant to the terms of the Purchase Agreements, we will issue and sell (i) an aggregate of 247,882 shares Preferred Stock and (ii) Warrants to purchase an aggregate of 99,153 shares of Preferred Stock. Upon consummation of the Private Placement, we also will issue to Robertson Stephens, which acted as placement agent in the transaction, warrants for the purchase of 9,915 shares of Preferred Stock (the "Placement Agent Warrants") and will pay a fee of $1.2 million. The purchase price per share of the Preferred Stock (without giving effect to the allocation of any part of the purchase price to the Warrants) is $110.94 per share, which is equal to (i) $1.1094, the average closing price per share of our common stock during the ten trading days ending on March 30, 2001, multiplied by (ii) 100, the number of shares of common stock initially issuable upon conversion of a share of Preferred Stock.

        Conversion Price. Each share of Preferred Stock will be convertible at any time at the option of the holder. The number of shares issuable upon conversion of a single share of Preferred Stock is determined by dividing the original price per share of the Preferred Stock, or $110.94 (the "Original Price"), by the "Conversion Price", as defined in the terms of the Preferred Stock. The initial Conversion Price is $1.1094. As a result, each share of Preferred Stock initially will be convertible into 100 shares of our common stock. The Conversion Price will be subject to adjustment as described below. Assuming conversion of all of the shares of Preferred Stock, including the shares issuable upon exercise of the Warrants and Placement Agent Warrants, we would issue an aggregate of 36,695,000 shares of common stock based on the initial Conversion Price. The Conversion Price will be subject to a limited one time adjustment (the "Reset") as follows:

     In the event the average market price (based on the closing price per share reported by The Nasdaq Stock Market) per share of the common stock for the ten consecutive trading days beginning with the next trading day immediately following the date on which we issue an Earnings Release (as defined below) for the quarter ended June 30, 2001 (the "Reset Average Market Price") is less than the Conversion Price, the Conversion Price will be adjusted automatically to the higher of (A) the Reset Average Market Price or (B) 75% of the initial Conversion Price. If we issue more than one Earnings Release with respect to the quarter ended June 30, 2001 (such as a pre-announcement press release followed by the final earnings press release), a Reset Average Market Price will be calculated for the ten trading days following each Earnings Release, and the lower Reset Average Market Price will be used for the purpose of determining the adjusted Conversion Price. The effective date for the Reset, if any, will follow our final Earnings Release. "Earnings Release" means (y) a press release issued by us after March 30, 2001, providing any material financial metrics regarding revenue or estimated revenue or earnings or estimated earnings for the quarter ended June 30, 2001, or (z) a press release issued by us announcing our actual total revenue for the quarter ended June 30, 2001.

     In the event we issue common stock or securities convertible into common stock at a price per share less than the Conversion Price of the Preferred Stock, the Conversion Price will be reduced to be equal to the price per share of the securities sold by us. This adjustment provision is subject to a number of exceptions, including the issuance of stock or options to employees and the issuance of stock or options in connection with acquisitions. The Conversion Price also will be subject to adjustment as a result of stock splits, stock dividends and the like on the common stock. These provisions will apply to any of the foregoing actions that occur after March 30, 2001.

     The Preferred Stock will automatically convert into common stock at any time after March 30, 2002, if the common stock trades on The Nasdaq Stock Market at a price per share of at least $3.3282 (three times the initial Conversion Price) for ten trading days within any twenty trading day period.

        Voting Rights. The Preferred Stock will entitle the holders thereof to vote with the common stock on the basis of 100 votes for each share of Preferred Stock. Additionally, so long as at least 50% of the shares of Preferred Stock that are ever outstanding at any one time remain outstanding, we will be prevented from the following activities unless we first obtain the approval of a majority of the outstanding shares of Preferred Stock:

        (i) Authorize or issue any other class or series of preferred stock ranking senior to or parri passu with the Preferred Stock as to payment of amounts distributable upon our dissolution, liquidation or winding up or issue any additional shares of Preferred Stock;

        (ii) Reclassification of any capital stock into shares having preferences or priorities senior to or parri passu with the Preferred Stock;

        (iii) Amend, alter or repeal any rights of the Preferred Stock; and

        (iv) Pay dividends on any other class or series of capital stock.

        Dividends. Holders of Preferred Stock will have rights to the payment of dividends only when and if dividends are declared on our common stock. In the event we pay dividends on our common stock, the holders of Preferred Stock would be entitled to dividends on an as-if-converted basis.

        Liquidation Preference. In the event of a dissolution, liquidation or winding up of our operations, after payment or provision for payment of debts, but before any distribution to the holders of common stock or any other class or series of our then outstanding capital stock ranking junior to the Preferred Stock, the holders of the Preferred Stock then outstanding shall be entitled to receive a preferential amount of $110.94 per share (the "Preferential Amount"), which is equal to the Original Price per share; provided however, that (i) if the assets to be distributed to the holders of the Preferred Stock are insufficient to permit the payment to such holders of the full Preferential Amount, then all of our assets to be distributed will be distributed ratably to the holders of the Preferred Stock; and (ii) if the amount distributable on each share of common stock upon liquidation, dissolution or winding up of our operations (after taking into account all distributions that would be necessary to satisfy the Preferential Amounts due to holders of the Preferred Stock) is greater than the Preferential Amount payable on the Preferred Stock, we, in lieu of distributing the Preferential Amount to the holders of Preferred Stock, shall make a distribution in an amount per share to the holders of Preferred Stock (on an as-if converted basis) equal to the amount per share distributed to the holders of common stock.

        Redemption Rights. Unless otherwise agreed by the holders of at least a majority of the outstanding shares of Preferred Stock, voting or consenting as a separate class, in the event of a "Sale of the Company" we will be required to redeem all of the issued and outstanding shares of Preferred Stock for a redemption price equal to the Preferential Amount. A "Sale of the Company" means: (i) the acquisition by another entity by means of merger or consolidation resulting in the exchange of at least 50% of the outstanding shares of our capital stock for securities issued or other consideration paid by the acquiring entity or any parent or subsidiary thereof (except for a merger or consolidation after the consummation of which our stockholders immediately prior to such merger or consolidation own in excess of 50% of the voting securities of the surviving corporation or its parent corporation); or (ii) the sale or other disposition by us of substantially all of our assets (other than a sale or transfer of assets to one or more of our wholly-owned subsidiaries).

        Registration Rights. We will be required to file with the SEC a registration statement to register the common stock issuable upon conversion of the Preferred Stock (including the shares of Preferred Stock issuable upon exercise of the Warrants) on or before May 14, 2001. Such registration will permit the resale of the common stock without restriction under the securities laws. We also granted to the holders of Preferred Stock (i) the right to demand that we effect up to three underwritten public offerings of the common stock underlying the Preferred Stock and Warrants and (ii) "piggyback" registration rights in the event we subsequently file a registration statement for the sale of capital stock. We previously granted "piggyback" registration rights to a number of our other stockholders, including our largest stockholders. It is anticipated that these stockholders will exercise their right to include their shares in the registration statement to be filed in connection with the Private Placement.

  Terms of the Warrants.

     Purchasers of Preferred Stock will receive Warrants to purchase an aggregate of 99,153 shares of Preferred Stock. Additionally, we will issue to Robertson Stephens the Placement Agent Warrants for the purchase of 9,915 shares of Preferred Stock. The Warrants and Placement Agent Warrants will have an exercise price of $166.41 per share of Preferred Stock and will be exercisable at any time for a period of five years following the closing of the Private Placement. The exercise price per share is equal to 150% of the Original Price.

  Purchasers.

     The purchasers of the Preferred Stock and Warrants include SAIC Venture Capital Corporation and St. Paul Venture Capital VI, LLC, which are current stockholders of the Company. Other purchasers include a venture capital fund, HarbourVest Partners VI Direct Fund, L.P., managed by HarbourVest Partners, LLC ("HarbourVest"). HarbourVest also is the managing partner of HarbourVest Partners V -- Direct Fund L.P. which currently beneficially owns approximately 22% of our shares of common stock (including warrants to purchase 1,250,000 shares of common stock). As a result of the proposed transaction, SAIC Venture Capital Corporation would beneficially own approximately 23.8% of our common stock (assuming exercise of its Warrants), HarbourVest, through the funds that it manages, would beneficially own approximately 34.4% of our common stock (assuming exercise of its Warrants), and St. Paul Venture Capital VI, LLC would beneficially own approximately 7.7% of the issued and outstanding common stock (assuming exercise of its

Warrants) in each case treating the Preferred Stock and Warrants on an as-if-converted and exercised basis. William A. Roper is an executive officer of SAIC Venture Capital Corporation and Ofer Nemirovsky is a managing director of HarbourVest. Messrs. Roper and Nemirovsky are directors of the Company.

INDUSTRY BACKGROUND

     RevChain software suites may be configured to address a wide variety of industry segments, including wireless data, broadband, digital content, mobile voice, application service providers (ASPs), integrated communications providers
(ICPs) and utilities. A description of these markets is briefly described below:

  Wireless Data

     The past two decades have seen significant growth in wireless communications and computer technology and the past five years have seen similar growth in the Internet. In the middle of this convergence is the wireless data industry. At the same time corporations are starting to use wireless services to push their data and content to their employees as well as customers.

     The growth in wireless data subscribers and the increase in corporate use of wireless data services has led to a tremendous growth in the number of wireless data operators, service providers, MVNOs (Mobile Virtual Network Operators), W-ASPs (Wireless Application Service Providers) and middleware vendors.

  Broadband

     Broadband is capable of supporting Internet connections at very high speeds. Ultimately, we believe that a convergence of communication services will occur as voice, video and data are provided over one connection, from one provider. People will then access information at high speed, communicate in real-time and enjoy expanded sources of video entertainment.

     As demand grows and bandwidth costs continue to decrease, providers must offer value-added services in order to reach profitability goals and to differentiate themselves in the market. To meet these competitive demands, we believe broadband providers need to take a more comprehensive approach and streamline their entire enterprise's revenue chain to adapt for future growth and dynamic, value-based service offerings.

  Digital Content

     The number of content services is growing with providers offering -- media, videos, music, news/periodicals, reference/encyclopedias, traffic reports, gaming, and delivery software over the Internet. Internet content providers want to provide these services to wireless application protocol (WAP)-enabled phones, personal digital assistants (PDAs) and personal computers (PCs). Despite the growth, online and wireless content providers worldwide are experiencing challenges in translating customer demand into increased revenue dollars. To differentiate themselves from competitors, digital content providers need to offer premium, value-based services, which require real-time customer care and usage/value-based pricing.

  Mobile Voice

     The use of cellular and mobile phones is increasing around the world and wireless voice penetration is expected to surpass that of wireline within the next few years. This continued demand in wireless voice services has led to a significant increase in the number of wireless voice providers and their respective business models. In addition, the advent of next generation networks has placed an enormous burden on existing legacy systems. These legacy systems cannot adequately support the new services that will be offered over these new networks.

  Application Service Providers (ASPs)

     ASPs are service firms that deploy, host, implement, manage and support applications from a central data center across the Internet, VPNs (virtual private networks), or leased lines. End users access these applications remotely and usually rent them on a per-user, per-month basis. This industry enables end users to reduce both application deployment timeframes and their total cost of ownership.

     Competition and consolidation of the ASP industry require current ASPs to differentiate themselves by quickly becoming more effective and efficient than their competitors. ASPs need to provide value-added application services and to price them according to the value perceived by end users based on quality of service, amount of resources used, and time. We believe success in the ASP market will be dependent in part upon the ability to overcome pricing and customer service challenges, in order to accelerate customer adoption and time-to-revenue.

  Integrated Communications Providers (ICPs)

     Deregulation in the U.S. telecom market started in 1984 with the breakup of AT&T into the RBOCs or regional Bell operating companies; also known as ILECs or incumbent local exchange carriers. This was intensified by the Telecommunications Act of 1996, which further deregulated the market resulting in the formation of competitive local exchange carriers, or CLECs. More recently, ICPs became the catchphrase for companies providing these types of services.

     The deregulation in the U.S, along with similar deregulation and privatization trends in Canada, Latin America, Europe and Asia, have increased competition worldwide by allowing new entrants into the market. At the same time, customers have begun to demand, and service providers are making available, an increasing variety of communications services, including voice, data and video services. End customers now have greater freedom of choice for their communications needs. Service providers are experiencing the need to constantly add additional core value and services to increase customer acquisition efforts as well as to enhance existing customer loyalty and satisfaction by adding additional new revenue streams. Maintaining customer loyalty as well as driving the highest level of customer lifetime value has become an important focus. Service providers have addressed these challenges by providing superior customer care and expanding their service offerings with new services and content as well as bundling together and cross-discounting various combinations of communications services, in order to differentiate themselves.

     Customer management and billing, partner management and service activation solutions are among the key components of a service providers' information systems, because they enable the provider to better manage its customers and revenues; to dynamically change and grow service offerings, to market programs and rate plans; and to automate and streamline processes, transactions and interactions between trading partners. In today's climate of fierce competition and shrinking margins, ICPs need to take a more comprehensive approach to understanding and managing the revenue chain of the entire enterprise.

  Utilities

     Deregulation in the utilities industry, which supports services including electric, gas, water and sewer, has opened this market to competition. Today, utility markets in many parts of the world are presenting tremendous opportunity for utility service providers to offer new services that result in increased revenue. In a climate of newly-emerging players, a rapidly-changing and competitive market and evolutionary regulator mandates and shrinking margins, today's utility provider can benefit from a more comprehensive approach to understanding and managing the revenue chain of the entire enterprise. We believe success as a utility service provider will depend in part on the ability to integrate the disparate, complex processes involved in acquiring, servicing, and most importantly, maintaining customer accounts, while accelerating time-to-revenue. Daleen's RevChain for Utilities is designed to provide this solution.

ISSUES COMMON TO OUR TARGETED MARKETS

     Many software systems currently in use today in our target markets were created before the emergence of today's competitive market, and the pervasive use of the Internet. Service providers have been forced to repeatedly modify their legacy systems over time as they have introduced new offerings, marketing promotions, and rate plans in response to intense competition. As a result, many existing service providers maintain an extremely complex information systems environment consisting of numerous proprietary systems.

These systems have only a limited interoperability with other elements of the information system that may be acquired by a service provider, or were created as a result of a new product or service offering. These patchwork systems frequently employ older technologies that are costly to maintain, were designed to support a single communications service, and are not based on an Internet architecture. They require significant time, resources and effort to modify, making it difficult for service providers to respond quickly and competitively with innovative marketing promotions and new service offerings. We believe our targeted markets can benefit from a way to manage their entire revenue chain, deliver new services to the market, manage customers, interact with customers over the Internet, and incorporate partners in the extended enterprise. We believe that service providers will move their current business processes and software systems to an Internet architecture and an Internet-enabled eBusiness model in order to attract and retain customers, as well as lower their labor and other operating costs.

     Competition is becoming increasingly intense. Service providers -- faced with fast moving and dynamic customers, competitors and capital markets -- are partnering with other service providers and vendors to build value chains and virtual ecosystems. In addition, most of them are new entrants into their markets and lack significant financial resources. These companies often rely on access to capital markets for their capital which have cut back on their investing over the past year. Partnering allows these companies to focus on their core competencies, delivering value to their shareholders through increased profitability and lower capital requirements, while at the same time delivering complete solutions to their customers, increasing revenue, market share and customer retention. Building and managing a network of trading partners is time consuming and expensive. Even though vendors have made significant strides in developing message-based software, standard terminology and processes for integrating one company's business systems with another- the point-to-point methodology used in business-to-business integration is increasingly costly and difficult to manage as the number of trading partners and their interdependency increases.

     Succeeding in today's business environment is more difficult than ever before. Providers must create new network-based services quickly, manage them effectively, provide exceptional service to customers and issue a single invoice for complex service bundles. A narrow focus on the back-office billing is no longer enough. The evolving business environment requires a new, more comprehensive solution than billing applications have previously offered.

     A linked and integrated process that drives revenue is essential. We recently introduced a new concept we call "managing the revenue chain" that addresses the emerging requirements of service providers. Managing the revenue chain has four components: creation and management of services; management of customers; orders and fulfillment; and billing and settlement. In addition, the revenue chain spans the extended enterprise -- internally in the back office; interfacing with customers through the Internet and with customer service representatives (CSRs) and managing mutual service offerings and customers across partner relationships.

     Software systems that manage the revenue chain must enable service providers to respond quickly to competition and changing market conditions in today's fast-growing, dynamic environment. We believe that both existing and emerging service providers in our targeted markets are looking for next-generation solutions that are designed to:

     - Support multiple, convergent services and the rapid deployment of new services and pricing programs;

     - Provide Internet-based access and process automation for both customers and business partners;

     - Interoperate with other components of the service provider's information system; and

     - Enable easy modification and maintenance to minimize use of costly information technology staff.

THE DALEEN SOLUTION

     Through 2000, we focused on being a leading provider of billing and customer care software solutions. Our products, BillPlex(R), eCare, SwitchFlow(TM), Voyager(TM), RequestFlow(TM) and PicWare, enable customers to provide comprehensive, Internet-enabled billing, provisioning, and customer and partner management for a wide array of communications services that include local, long distance and wireless voice; Internet access and other data services; and application hosting. Our products play a key strategic role in a service provider's business plan by improving its ability to compete effectively while simultaneously lowering the total cost of providing customer and partner management services.

     During 2000 we signed an agreement with a third party to have exclusive rights to sell and support the Voyager, RequestFlow and PicWare products in the U.S. and Canada.

     In February 2001, we introduced a new concept, managing the revenue chain -- a holistic view of revenue that encompasses far more than just billing. It addresses the need to accelerate time-to-revenue across all aspects of the organization in the back office, on the Internet with customers, as well as with partners. Underlying this new model for managing the revenue chain is the fundamental requirement of doing business on the Internet.

     As a result, we developed the Daleen RevChain product family, which represents the evolution of our former customer management and billing products (known as BillPlex and eCare) into products with significantly enhanced functionality and a new Internet based architecture. RevChain is a full product line that includes a set of industry-focused software suites, composed of five individual applications built on an Internet computing architecture. Our RevChain applications are based on our innovative Internet architecture that may be configured for specific industries which may be licensed together or separately. Our product suites enable customers to accelerate time-to-revenue, rapidly adapt to new opportunities and leverage the power of the Internet.

     Our suites of applications may be configured and integrated to address the requirements, services and features of specific industries. This advantage may decrease time-to-revenue, while reducing the typical costs of integration services and upgrades. The resulting suites have maximum out-of-the-box functionality while still providing the means to configure most aspects of the applications to meet each enterprise's specific needs.

     The RevChain product family plays a key role in a service provider's business by improving its ability to compete effectively, using products that are built on an Internet architecture, while simultaneously lowering the total cost of providing customer and partner management services. Our products are designed to enable service providers to capture the following key business benefits:

     Increased revenue and market share. The RevChain product family has been designed to address next-generation, convergent software solutions for companies seeking to provide multiple services. Our innovative Internet architecture has the inherent flexibility to enable providers to offer new services and marketing programs and to respond rapidly to dynamic market conditions. The RevChain product family enables service providers to increase revenue and market share by:

     - Shortening the time required for a new market entrant to launch its business or for an existing provider to offer new promotions and services;

     - Promoting a provider's products and services, and attracting new customers through an Internet multimedia catalog, online ordering, and electronic bill presentment and payment functionality;

     - Allowing a provider to immediately activate services when a subscriber is added to the system;

     - Enabling a provider to offer targeted marketing programs and service bundles that are optimized for maximum revenue and market penetration;

     - Enabling a service provider to quickly and easily find, form and manage trading partnerships in order to extend its market reach and add additional services to its portfolio; and

     - Generating bills that are accurate and easy to understand.

     A pre-configured, comprehensive, integrated solution. The RevChain product family is designed in suites that are pre-engineered for the requirements and standards of specific industries, allowing service providers to implement the solutions quickly. Our modular software applications require far less customization than competitive solutions, thereby dramatically decreasing time-to-revenue. Furthermore, the cost of integration services is substantially reduced by using our pre-configured, industry-focused solutions and pre-integrated partner solutions that leverage the latest in Internet technologies.

     Improved customer service and customer retention. The RevChain product family enables service providers to offer superior customer care and responsiveness, thus increasing customer retention. Providers can extend their Internet presence to continually acquire new customers and significantly lower operating costs. RevChain's customer self-care capabilities increase satisfaction and retention rates for existing customers and reduces the strain on the provider's call center staff. In addition, the ability to quickly, easily and cost-effectively form trading partner relationships allows a service provider to resell the services of its trading partners, enhancing its ability to provide complete solutions for its target customers.

     Enterprise integration and interoperability. The RevChain product family is designed for seamless integration with other applications in a service provider's enterprise operations environment, including such applications as Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) services. Based on the new Daleen IIA, RevChain applications integrate seamlessly with legacy and existing systems to protect a customer's investment in current technology and systems. IIA uses standard Internet technologies, providing ubiquitous access and seamless integration, providing significant benefits including rapid integration, universal application access, and lower deployment costs. In addition, the RevChain product family suites enable service providers to readily integrate their enterprise applications with those of their trading partners.

     Flexibility, scalability and reliability. The RevChain product family can grow with a service provider's needs, scaling down to meet the needs of the smallest new market entrant or scaling to the environment of a large, incumbent service provider. Our new Internet architecture, IIA, provides Internet-based scalability through the use of HTTP versus proprietary client-server protocols. Pooled database connections reduce connection loads on the database and maximize performance and scalability. In addition, RevChain's flexible Internet architecture enables customers to easily support additional service offerings in the future, delivering them with minimal customization. The RevChain product family provides flexibility and adaptability by supporting any transaction or data, any service offering over any network in "right time" -- meaning real time or batch, whichever is the most effective and cost-efficient for an individual provider's requirements. RevChain software solutions allow providers to distribute database information and processing across multiple servers, which minimizes the impact of a server failure and maximizes system availability and reliability.

     Increased productivity and lower total operating costs. We created the RevChain product family in response to the growing imperative for service providers to extend operations to the Internet, to provide self-service capabilities in business-to-business and business-to-consumer markets, and to create greater operational efficiency within the organization and with partners. We have embraced the Internet by designing the RevChain applications and architecture from the ground up using an Internet-centric, component-based architecture. As a result, significant cost savings are achieved through the ability for more rapid initial deployment, as well as ongoing management of mission critical applications. Further cost savings are achieved through RevChain's Internet self-care capabilities which reduces the load on a provider's call center staff.

     Partnering with key strategic alliances. Daleen RevChain software also provides an Internet-based partner chain management network to automate and manage new and existing partner relationships and automate key business support systems between one or more partners.

THE DALEEN STRATEGY

     Our goal is to become the leading global provider of Internet software that automates and manages the revenue chain enabling customers and partners to:

     - Accelerate time-to-revenue;

     - Rapidly adapt to new opportunities;

     - Leverage the power of the Internet; and

     - Secure their current and future success.

     We expect to achieve this goal by:

     Aggressively targeting specific, rapidly-growing industry segments. We believe the RevChain product family is well suited for a variety of markets including: wireless data, broadband, utilities, digital content, mobile voice, ASP, and ICP. Service providers across all of these industries are increasingly under external pressure to produce revenue at a faster rate than ever before. The ability to accelerate time-to-revenue and provide high levels of customer satisfaction will be crucial for service providers to succeed in today's highly competitive market environment. Effectively managing the revenue chain is rapidly becoming a critical element of the service provider business model to ensure success. We develop and provide software on an Internet platform that answers the need for both an end-to-end and a best-of-breed, tightly-integrated solutions that manage the revenue chain. We believe that our innovative RevChain product family will provide us with an opportunity for significant growth as broad industry trends continue to drive the dynamic expansion of our target markets.

     Building a scalable, software-based business model. We provide software solutions that may be configured to address unique and specific industry requirements. As such, the Daleen RevChain industry suites require minimal customization, as compared to the highly customized nature of most legacy and first-generation systems. We believe that our pre-integrated, configurable RevChain industry suites will provide a competitive advantage that will enable us to pursue our market leadership goal. This approach is designed to permit us to achieve the high margins and rapid growth typical of software companies.

     Leveraging strategic partnerships and alliances. We have established strategic alliances with industry-leading Business Alliance and Delivery Partners, Technology and Solution Partners, and ASP/Service Bureau Partners. These strategic alliances help extend our market coverage and provide us with new business leads and access to a large pool of highly trained implementation personnel. We are continually seeking to expand the number of partners we work with to further penetrate the market and accelerate our growth.

     Developing and maintaining long-term customer relationships. We seek to develop and maintain long-term relationships with our customers. Our pricing model is targeted to attract and retain customers through all phases of their growth. We believe that long-term relationships with rapidly growing customers will lead to additional product sales, customer references and ongoing support and maintenance revenue.

     Expanding into new geographic markets and industry segments. Our current customers are located primarily in the United States, Canada, Latin America and Europe. We intend to further penetrate these areas directly and through our strategic alliance relationships, as well as continue our global expansion in Europe, Middle East and Africa. Further, we intend to penetrate additional market segments, such as financial services, retail and media, through the development and release of pre-configured RevChain industry suites specifically targeted at those market segments. We have no scheduled entry dates for penetrating these markets at this time.

PRODUCTS

     In 2000, our product line primarily included BillPlex, eCare, SwitchFlow, Voyager, RequestFlow and PicWare. During 2000, we signed an agreement with a third party which grants them the exclusive rights to license the Voyager, RequestFlow and PicWare products in the U.S. and Canada. In early 2001, we introduced the RevChain product family of industry-focused software suites, which may be configured to include new features, as well as enhancements and the evolution of our former products. Our new line of Internet-ready RevChain industry-focused software suites includes: RevChain for Wireless Data, RevChain for Broadband, RevChain for Utilities, RevChain for Mobile Voice, RevChain for Digital Content, RevChain for ASP, and RevChain for ICP. Some of these industry-focused software suites are in the early stage of development. Additional industry-focused suites for other non-telecommunications markets, including financial services, retail and media are also in development to meet the needs of current and future customers.

     Each of our industry-focused Daleen RevChain suites may be configured to accommodate several modular applications that address all aspects of the revenue chain. The modular structure makes building a system far simpler, allowing customers to buy a suite in its entirety or purchase specific modules as needed. A summary of RevChain applications and their features are outlined below:

     Daleen RevChain Commerce -- A powerful billing and customer-care solution, RevChain Commerce provides back-office capabilities across the revenue chain built on an Internet architecture. The application uses a "right-time/anytime" approach that enables reading, rating and tracking any service offering over any network in either real-time or batch mode depending upon the needs of the service. It also provides increased throughput and support for high-capacity operations to rate and bill high volumes of complex usage records. Electronic bill presentment and payment (EBPP) capabilities enable customers to access invoice and statement information and pay bills via the Internet. The capabilities of RevChain Commerce include service planning, rating, and configuration, customer account management, order entry validation and workflow, real-time, event-driven rating, international language, currency, and localization; convergent billing, credit management, accounts receivable and collections, and EBPP capabilities.

     Daleen RevChain Interact -- An Internet user interface for customer service and call center staff solutions that requires no additional hardware or software, RevChain Interact leverages Web browsers to enable flexible call center management and maximizes integration with back-office systems. RevChain Interact reduces database connections, server load, and hardware and software requirements, and minimizes bandwidth requirements, thus providing scalability for larger organizations. In addition, since no client software is required, CSRs can be deployed quickly whether they are in standard or remote operations -- even telecommuting. The capabilities included in RevChain Interact are: a streamlined Internet interface to product catalogs and customer databases; account creation and management including account hierarchies, access control, and interface for dispersed and remote call center staffing; order status presentment; real-time balances and credits display; and on-demand billing.

     Daleen RevChain Care -- A unified view for customer self-service on the Internet, RevChain Care allows customers to manage their own accounts, while fully integrating with CRM and other back-end systems. Subscribers can self-enroll for services, manage portfolios and accounts, and view and pay bills -- all using the Internet. RevChain Care provides a unified view of operations and business support systems throughout the enterprise. The capabilities of RevChain Care include: customer self-care; account creation and management; service order and fulfillment status; EBPP display; and bill inquiry and usage analysis.

     Daleen RevChain Order -- RevChain Order is an innovative, early stage secure storefront that defines, publishes, distributes and manages a portfolio of complex products and services via the Internet. A catalog designer and customer-specific catalogs enable rapid response to market changes and a high level of customization including quick creation of new product bundles, definition and publishing of service offerings, and capture and fulfillment of customer requests. In addition to acting as a secure storefront, RevChain Order provides the tools for needs analysis and product configuration to increase customer satisfaction. The capabilities RevChain Order provides are: support for move, add, change, and disconnect of services; product configuration; guided selling and personalization; shopping cart; catalog designer and management; content aggregation and syndication; order fulfillment; and full integration with RevChain Commerce.

     Daleen RevChain Partner -- RevChain Partner is an early stage Internet network that automates and manages new and existing partner relationships and automates key business support systems between one or more partners. RevChain Partner enables companies to find new partners and services; form and maintain partner relationships; integrate systems across companies; and manage key functions and workflows among multiple companies using the Internet. The capabilities of RevChain Partner, are partner contract and service level agreement management; trouble management between partners; order validation and distribution between partners; and settlement services.

     The services that we offer as RevChain Partner are also sold separately under the PartnerCommunity brand identity. PartnerCommunity provides Internet-based partner chain management services for network, application and content service providers. PartnerCommunity enables its customers to find and form new partner relationships, integrate systems and business processes, and automate and manage the operation of key business functions between companies. In addition to business process integration and partner chain management services, which were described under RevChain Partner above, PartnerCommunity offers the

PartnerCommunity@ program, an innovative packaging of PartnerCommunity services targeted at Web hosting and managed services providers who wish to offer PartnerCommunity services to their customers in order to enhance their competitive positions.

TECHNOLOGY

     All RevChain applications are based on Daleen's IIA. Unlike client/server or n-tier applications, IIA is engineered on an Internet computing platform. Standard Internet technologies, including universal Java 2 Platform, Enterprise Edition (J2EE) support, allow ubiquitous access and seamless integration so that users can easily access RevChain applications using only a standard XML-compliant Internet browser or Internet-ready devices, such as PDAs and cell phones.

     IIA is more cost effective and scales further than traditional n-tier client/server applications. Using performance-enhancing Hypertext Transfer Protocol (HTTP) for access and finely-tuned, lab-proven service applications, IIA easily handles complex combinations of rating, order fulfillment, service creation, customer management and billing.

     Leveraging open Internet technologies such as HTTP, XML, and J2EE, IIA supports Internet-enabled customer self-care and e-commerce capabilities. IIA integrates seamlessly with legacy and existing systems to protect a customer's investment in current technologies and systems. Its proven scalability and performance means unlimited flexibility as a customer adds new requirements or updates service offerings.

     The IIA framework includes a service activation layer that integrates to leading enterprise application integration (EAI) components. Our activation service provides integrated and automated flow-through service activation and network provisioning for a diversified service offering. It can be used to activate or deactivate applications, components, and security using best-of-breed equipment. The IIA framework means fewer manual steps, fewer hours correcting errors, and reduced costs.

PROFESSIONAL SERVICES, MAINTENANCE AND TECHNICAL SUPPORT

     Our customer services are designed to provide customers with superior support while giving them the tools and knowledge they need to independently run their day-to-day operations. The following services are provided:

     Professional Consulting Services. We provide a variety of professional consulting services to assist customers in the implementation, modification and customization of products and market-based packages. We work with customers to establish business models and processes that utilize our products to increase their market power and lower their operating costs. We are also increasing the involvement of our third party integrators to perform implementations for our customers with oversight from us.

     Maintenance. We have comprehensive maintenance and support programs (Standard or Preferred) that provide customers with timely, high-quality maintenance and support services for our products. We generally provide these services under maintenance agreements with our customers. The two different levels of maintenance agreements entitle customers to multiple levels of telephone technical support for prompt and professional response to customer questions or problems and maintenance during and after normal business hours. We also provide 24-hour access to our online maintenance incident tracking system.

     Operational Environment Tuning and Performance Level Service. We provide technical and product configuration support for operational issues and testing environment support. The support center maintains a close working relationship with the customer making available all maintenance releases and assisting in planning and scheduling the implementation of each release.

     Third-party Software Fulfillment. When customers require it, we provide a complete solution by offering third-party software products to enable their RevChain environments. We provide platform products, such as the Windows NT(R) and UNIX(R) operating systems running from an Oracle(R) database. Daleen's RevChain Commerce and RevChain Interact products are enabled through BEA's WebLogic. RevChain Care and RevChain Order are supported by products such as Forte Fusion and Iona's Orbixweb. We provide complementary products that integrate with the RevChain products, such as Sagent's GeoStan(TM) address validation software; Group 1's Doc1 for invoice rendering; and tools support development and reporting, such as Seagate's Crystal Reports or Borland's C++ development toolkit software.

TRAINING

     We offer training programs using a variety of media to provide customers with the skills needed to use our software. For RevChain Commerce and RevChain Interact, the program offers a comprehensive train-the-trainer program via the Internet to prepare customers' trainers who support CSRs, billing administrators and billing operators. For RevChain Care and RevChain Order, we offer a full suite of sessions that are geared to the end user. For each customer, we assign a training specialist to tailor the training of a customer's staff during the life cycle of the project.

CUSTOMERS

     The RevChain product family may be offered in many industries. Our customers have typically been companies that are seeking to provide multiple convergent services such as complex usage and IP-based services. We believe our customers benefit from us, as a company whose products' integration and design offers a complete solution for managing the revenue chain. This includes the ability to handle multiple, convergent services, manage customer care, partner management, ordering and fulfillment, and billing and settlement services. We also believe that our customers value our comprehensive IIA that leverages Internet standard protocols and a J2EE server for rapid installation, integration and performance.

     As of December 31, 2000, we had executed 79 software contracts, which includes contracts with local, inter-exchange carriers, Internet service providers, other data services providers, wireless and wireless data carriers, broadband service providers, ICPs, competitive local exchange carriers and utilities. These customers are located in the United States, Canada, Latin America/Caribbean and Europe and include Aether Systems, Fairpoint Communications, Inc., Illuminet, Inc., InQuent Technologies, Inc., PacWest Communications and Sphera Optical Networks. For the twelve months ended December 31, 2000, no customer accounted for 10% or more of our total revenue.

SALES AND MARKETING

     Sales. Our sales strategy is focused on a wide variety of industry segments including, wireless data, broadband, digital content, mobile voice and data, ASPs, and ICPs. Daleen's flexible product architecture can support other markets and is being extended to support the utility and energy services market. Through our direct sales approach, we have developed relationships with service providers and network operators through a problem-solving sales process. We are working closely with them to define and determine how their needs can be fulfilled with our products and services, as well as those of our partners. Our sales process is enhanced by our partners, both systems integration partners for delivery of our products and integrated solutions as well as technology partners providing solutions, platform and development support. We have developed relationships with leading systems integration providers that can sell, implement and customize our products. In addition, we have developed relationships with other leading technology providers that offer complementary products, and who will sell RevChain jointly with their solutions. Systems integration and technology partners play a key role in providing solutions and delivery for our customers, thereby extending the capabilities of our sales and marketing organization.

     Due to the sophisticated nature of our products and services, the duration of a sales cycle can typically range anywhere from one to two months and up to one year or longer. We intend to maintain the size of our direct sales organization while also focusing on the ongoing development of our partners and the indirect sales channel through our development, strategic and marketing alliances.

     Marketing. Our marketing organization is focused on building our brand and value proposition in the marketplace, defining the target market focus, managing press and analyst relationships and executing marketing programs that are focused on creating awareness, interest and preference for our products and services. We engage in a variety of marketing activities, including:

     - Aggressively building our brand recognition and value proposition in the marketplace;

     - Supporting our strategic marketing alliances;

     - Conducting seminars, trade shows and special events;

     - Creating and placing advertisements;

     - Creating direct mail and direct response programs;

     - Conducting ongoing public and press relations programs;

     - Creating, managing and maintaining our Web site;

     - Participating in industry consortia and partnership programs with key influencers;

     - Understanding and evaluating our competitive advantages; and

     - Establishing and maintaining close relationships with recognized industry analysts.

STRATEGIC ALLIANCES

     We have developed strategic alliances that expand the coverage of our direct sales organization, provide implementation and customization services for our products, and complete our solutions offerings. Our strategy is to leverage our current relationships and develop new alliances to help achieve our sales and implementation targets. Those alliances help expand our ability to exploit new opportunities in our existing markets, expand our addressable market, and drive new strategic and product initiatives.

     Our alliance program is based on three types of relationships:

     - Daleen Business Alliance and Delivery Partners;

     - Daleen Technology and Solution Partners; and

     - Daleen ASP/Service Bureau Partners.

     Daleen Business Alliance and Delivery Partners. We established Business Alliance and Delivery Partners with industry-leading systems integrators, including: CAP Gemini Ernst & Young, Danet and DMR Consulting. We offer service providers state-of-the-art complete solutions needed to manage the revenue chain in order to stay competitive in today's markets together with our Business Alliance and Delivery Partners. To become an affiliate in our Business Alliance and Delivery Partner program, a company must establish an implementation team that has been trained and certified by us.

     Daleen Technology and Solution Partners. We work side-by-side with leading industry application, platform and network providers to set a higher standard for pre-integrated solutions. We are simplifying these integrations through our move to a pure Internet architecture built on standard Internet technologies, as well as the use of standardized, published, and well-documented application programming interfaces (APIs) to achieve the ultimate goal of true "plug and play" environments. Technology and Solution Partners conduct joint sales, marketing, and development activities to create these seamless "best-of-breed" solutions. Daleen Technology Partners include: Aether Systems, Cisco Systems, Intec, BEA, MetaSolv and Vitria Technologies. In addition, we have developed working relationships with the key members of the platform partners. Platform partners create and market the hardware, operating systems, and database engines on which our technology runs including Microsoft(R) (network operating system and database engine), Sun Microsystems (operating systems and server hardware) and Oracle (database engine).

     Daleen ASP and Service Bureau Partners. Our ASP and Service Bureau Partners are leading-edge providers of premium, outsourced services to the broadband, ICP, and ASP industries, offering Internet billing and customer care, service activation, and customer self-care. Our solutions share an integrated platform design by using proven tools and systems and supported by market-leading technology. Our ASP and Service Bureau Partners provide several advantages that enable companies to compete with the major players:

     - Expert service bureau staff with a proven track record in the communications industry;

     - No capital investment and minimal start-up expense;

     - Rapid migration and deployment;

     - Extensive billing, provisioning, customer care, technical support, and management reporting;

     - Rapid introduction of new features to support growth and gain competitive advantage;

     - Scalability; and

     - Cost-effective solutions.

     Our ASP and Service Bureau Partners include: Danet, Network OSS, Science Applications International Corporation (SAIC) and SynchronOSS Technologies.

RESEARCH AND DEVELOPMENT

     Our product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications incorporating that technology and maintaining the competitiveness of the Daleen RevChain product family. We have invested heavily in software development to ensure that we have the product design skills and tools for achieving our market leadership objective. We recognize that our ability to create and extend our products with each release comes from investing in exceptionally talented software engineers, quality assurance testers and billing and telecommunications specialists. In addition, we engage third parties to perform contract labor on research and development. We anticipate we will use these third parties more in the future. We have also created a structured process for both platform and market package releases that serves as a framework for minimizing our product development cycle times and ensuring quality software releases that meet or exceed our customers' requirements.

     Our research and development expenses totaled approximately $6.7 million for 1998, $9.3 million for 1999, and $27.2 million in 2000. We had three research and development organizations in 2000 located in Toronto, Canada, Boca Raton, Florida and Atlanta, Georgia which we have currently consolidated into two locations. As of February 28, 2001, approximately 156 employees were engaged in research and development activities.

COMPETITION

     The markets in which we compete are intensely competitive, highly fragmented and rapidly changing. We expect this competition to increase in the future. Our products compete on the basis of product functionality, performance, scalability, extensibility, ease of integration and cost of ownership. The principal competitive factors in our markets include responsiveness to the needs of our customers, product features, timeliness of implementation, quality and reliability of products, price, project management capability, financial condition and technical expertise. We believe that our total value proposition of managing the revenue chain, our Internet architecture, the robustness of our application offerings, the specific product features, and our pricing strategy offer competitive advantages.

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

     Our main competitors include:

     - Portal Software, Inc.;

     - Saville Systems, PLC, a business unit of ADC Telecommunications, Inc.;

     - Geneva Technology (which recently announced an agreement to be acquired by Convergys Corporation); and

     - Kenan Systems Corporation, a wholly-owned subsidiary of Lucent Technologies Inc.

     We also compete with the internal information technology departments of large communications companies, who may elect to develop functionality such as those provided by our products in-house rather than buying from outside suppliers.

     We anticipate continued growth and competition in our target markets and the entrance of new competitors into the customer management and billing, partner management, and service activation software markets, as well as emerging players in the overall revenue chain management area. We expect that the market for our products will remain intensely competitive. We compete with a number of companies that have longer operating histories, larger customer bases, substantially greater financial, technical, sales and marketing resources, and greater name recognition than we do.

     In addition, as we expand, we will market our products and services to service providers in geographic and industry markets that we do not currently serve. Upon our entrance into these markets, we may encounter new competitors, many of which may have greater "local" knowledge than we do and some of which could have significantly greater financial and other resources than we have.

INTELLECTUAL PROPERTY

     We regard significant portions of our software products and related processes as proprietary and rely on a combination of patent, copyright, trademark and trade secret law, contractual provisions and nondisclosure agreements to protect our intellectual property rights. We were issued a patent for our dynamically configurable and extensible rating engine used in our RevChain Commerce product and currently have six other patent applications pending in the United States. In addition, we have filed a number of trademark applications to protect our trademarks and tradenames. There is no guarantee that our pending patent or trademark applications will result in issued patents or trademarks, or will provide us with any competitive advantages. In addition, our patent and trademark applications may be challenged by third parties.

     We generally enter into confidentiality or license agreements with our employees and consultants. When we license our products, we use signed license agreements that limit access to and distribution of our intellectual property and contain confidentiality terms customary in the industry. Generally, we license our products in object code only, a format that does not allow the user to change the software source code. However, some of our license agreements do require us to place the source code for our products into escrow. These agreements generally provide that these licensees' would have a limited, non-exclusive right to use the software source code if there is a bankruptcy proceeding by or against us, if we cease to do business without a successor or if we discontinue providing maintenance and support on our products.

EMPLOYEES

     As of February 28, 2001, we had 391 full-time employees, of whom 95 were in product implementation and support, 77 in sales and marketing, 156 in research and product development and 63 in administration. We have never had a work stoppage and none of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

ITEM 2.  PROPERTIES.

     Our headquarters are located in a three-story professional office building in Boca Raton, Florida where we lease approximately 46,000 square feet. We occupy this space under a sublease, which expires on May 31, 2008. Also, our technical facilities are located in approximately 31,000 square feet in an office complex located in Boca Raton, Florida. We occupy these premises under a lease that expires on January 31, 2004.

     We also lease approximately 32,000 square feet of office space in Atlanta, Georgia. The Atlanta lease expires on August 31, 2004. In addition, we lease approximately 43,000 square feet of office space in Toronto, Canada. The lease for this office expires in August 2007.

     We currently lease office space under 1000 square feet for our European operations in Amsterdam, The Netherlands. This space is leased on a month-by-month basis.

     We also have United States sales presence in the metropolitan areas of Boston, Massachusetts; Chicago, Illinois; Portland, Oregon; Denver, Colorado; Pittsburgh, Pennsylvania; San Diego, California; Atlanta, Georgia; San Francisco, California; Dallas, Texas; Orlando, Florida and Washington, D.C. We also have a European sales office located in London, England.

ITEM 3.  LEGAL PROCEEDINGS.

     We are the defendant in a number of lawsuits and claims incidental in our ordinary course of business. We do not believe the outcome of any of this litigation would have a material adverse impact on our financial position or our results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages at December 31, 2000, and current positions of our executive officers are listed below in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. Unless otherwise stated, each executive officer has held their position for at least the last five years. All officers are elected for one year terms or until their respective successors are chosen. There are no family relationships among the executive officers nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was elected.

     JAMES DALEEN, 41, our founder, has served as chairman of the board and chief executive officer of Daleen since our inception in 1989. Mr. Daleen has owned and operated several technology companies over the last 15 years. Mr. Daleen served as president and chief executive officer of Sound Impulse Company, an electrical construction company, from 1983 until 1995.

     DAVID B. COREY, 41, has served as president and chief operating officer of Daleen since February 1998 and as a director since June 1998. Mr. Corey has more than 15 years of international experience in the telecommunications industry, having held a wide range of executive level positions. Before joining Daleen, Mr. Corey served as senior vice president of Global Marketing for Westell Technologies, a telecommunications equipment company and as vice president and managing director/Asia Pacific for Westell International, a telecommunications company.

     STEPHEN M. WAGMAN, 40, has served as chief financial officer of Daleen since June 2000 and has served as an executive vice president of corporate development and secretary since June 1999. Mr. Wagman has over 12 years of finance, business and legal experience with high-growth software companies. Before joining Daleen, Mr. Wagman served in various capacities with PowerCerv Corporation, an enterprise resource planning software company, including chief financial officer, treasurer, senior vice president of administration, general counsel and secretary.

     STEVE KIM, 38, has served as executive vice president of products and technology since joining Daleen in April 2000. Mr. Kim has over 15 years of experience in the information technology and telecommunications industries. Prior to joining Daleen, Mr. Kim was vice president of engineering at Clear Communications. He has also held senior management positions at Alcatel, Fujitsu and Walt Disney Corporation in product development and product planning.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     Our Common Stock has been traded on The Nasdaq Stock Market under the symbol "DALN" since October 1, 1999. Prior to that time there was no established market for the shares. The price per share reflected in the table below represents the range of low and high closing sale prices for our Common Stock as reported by The Nasdaq Stock Market for the periods indicated:

QUARTER ENDED                                                 HIGH PRICE    LOW PRICE
-------------                                                 ----------    ---------
March 31, 2000..............................................    $31.75       $16.62
June 30, 2000...............................................    $20.31       $ 9.62
September 30, 2000..........................................    $17.81       $13.87
December 31, 2000...........................................    $13.25       $ 2.62

     The closing sale price of our Common Stock as reported by The Nasdaq Stock Market on March 21, 2001 was $1.25 per share.

     The number of stockholders of record of Daleen's Common Stock as of March 21, 2001, was approximately 239.

     We have never paid cash dividends on our capital stock. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends in the foreseeable future.

ISSUANCE OF COMMON STOCK IN ACQUISITION OF INLOGIC

     Effective December 16, 1999, we acquired all of the issued and outstanding capital shares of Inlogic Software Inc., a Nova Scotia corporation ("Inlogic" renamed "Daleen Canada Inc."). We acquired the capital shares of Inlogic in exchange for an aggregate of 2,160,239 exchangeable shares (the "Exchangeable Shares") and 57,435 shares of our Common Stock. The Exchangeable Shares were issued by our wholly-owned subsidiary, Daleen Canada Corporation, but are exchangeable at any time into shares of our Common Stock on a one-for-one basis. As of March 21, 2000, an aggregate of 2,145,471 Exchangeable Shares had been converted into shares of our Common Stock. We also issued options to acquire an aggregate of 167,361 shares of our Common Stock in exchange for all of the outstanding options to acquire capital shares of Inlogic. The terms of the transaction are set forth in a Share Purchase Agreement as well as certain other transaction documents, which are filed as Exhibits to our Current Report on Form 8-K filed on December 30, 1999.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected financial data set forth below should be read in conjunction with the consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K. The following selected financial data concerning Daleen for and as of the end of each of the years in the five year period ended December 31, 2000 are derived from the audited consolidated financial statements of Daleen. The selected financial data is qualified in its entirety by the more detailed information and consolidated financial statements, including the notes thereto, included elsewhere in this report. The audited consolidated financial statements of Daleen as of December 31, 2000 and 1999 and for each of the years in the three year period ended December 31, 2000, and the report of KPMG LLP thereon, are included elsewhere in this report.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                             YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------
                                                 1996      1997       1998       1999       2000
                                                -------   -------   --------   --------   --------
                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenue:
  License fees................................  $     0   $     0   $  1,879   $ 12,404   $ 26,886
  Professional services and other.............    2,550       156      3,352      8,321     16,743
                                                -------   -------   --------   --------   --------
          Total revenue.......................    2,550       156      5,231     20,725     43,629
                                                -------   -------   --------   --------   --------
Cost of revenue:
  License fees................................        0         0          3         64        682
  Professional services and other.............    1,396       293      4,239      7,721     13,878
                                                -------   -------   --------   --------   --------
          Total cost of revenue...............    1,396       293      4,242      7,785     14,560
                                                -------   -------   --------   --------   --------
Gross margin..................................    1,154      (137)       989     12,940     29,069
Operating expenses:
  Sales and marketing.........................      450       962      2,435      4,342     14,680
  Research and development....................    1,067     1,669      6,653      9,348     27,215
  Purchased in process research and
     development..............................        0         0          0      6,347          0
  General and administrative..................    2,446     3,704      4,824      8,965     18,210
  Amortization of goodwill and other
     intangibles..............................        0         0          0        607     15,205
                                                -------   -------   --------   --------   --------
          Total operating expenses............    3,963     6,335     13,912     29,609     75,310
                                                -------   -------   --------   --------   --------
Operating loss................................   (2,809)    6,472)   (12,923)   (16,669)   (46,241)
Nonoperating income (expense):................    1,283    (1,512)       754      1,329      2,456
                                                -------   -------   --------   --------   --------
Net loss......................................   (1,526)   (7,984)   (12,169)   (15,340)   (43,785)
                                                -------   -------   --------   --------   --------
Accretion of preferred stock..................        0         0        (65)      (122)         0
                                                -------   -------   --------   --------   --------
Net loss applicable to common stockholders....  $(1,526)   (7,984)  $(12,234)  $(15,462)  $(43,785)
                                                =======   =======   ========   ========   ========
Net loss applicable to common stockholders per
  share -- basic and diluted..................  $ (0.81)    (3.48)  $  (3.78)  $  (1.06)  $  (2.02)
                                                =======   =======   ========   ========   ========
Weighted average shares -- basic and
  diluted.....................................    1,879     2,295      3,240     14,548     21,671

                                                                   DECEMBER 31,
                                                --------------------------------------------------
                                                 1996      1997       1998       1999       2000
                                                -------   -------   --------   --------   --------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.....................  $   813   $ 5,030   $    723   $ 52,852   $ 22,268
Total Assets..................................    2,065     8,516     11,025    133,881     99,462
Notes payable.................................    3,200     1,618          0          0          0
Current portion of long-term debt and
  obligations under capital leases............      146         0          0          0        129
Long-term debt and obligations under capital
  leases, less current portion................       77         0          0          0        607
Stockholders' (deficit) equity................   (1,914)   (1,946)   (13,897)   119,457     77,501

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE THEREIN.

OVERVIEW

     From our founding in 1989 through 1996, we operated as a software consulting company, performing contract consulting and software development services and contract placement and staffing business. We sold the contract placement and staffing business to a third party in 1996. Since 1996, we have been a provider of software solutions and have evolved to be a provider of Internet software solutions that manage the revenue chain for next-generation service providers. Our RevChain product family enables service providers to automate and manage their entire revenue chain. In addition to our products, we offer professional consulting services, training, maintenance, support and third party software fulfillment, in each case related to the products we develop. We recognized the first revenue from software license fees and related professional services in 1998.

     In December 1999, we acquired all of the issued and outstanding capital shares of Daleen Canada, a Nova Scotia corporation (formerly known as Inlogic Software, Inc.). Daleen Canada provides eBusiness software solutions for customer and partner relationship management, including Web-enabled customer self-care and EBPP, as well as business-to-business gateway solutions that support streamlined workflows and automated processes between trading partners.

     Revenue from license fees is based on the size of the authorized system, such as number of authorized users and computer processors, revenue billed through the system, or other factors. We receive license fees from our customers upon initial license, and in some cases we expect to receive additional license fees as our customers grow and add additional subscribers, or increase their revenue billed through the system. We also derive license fee revenue from existing customers who purchase additional products from us to increase the functionality of their current system. We have also entered into arrangements with service bureau providers and application service providers that will utilize our products to service their customers. We expect to receive recurring license and maintenance fees from these activities in the future.

     Revenue from license fees is recognized when persuasive evidence of an arrangement exists, the software is shipped, the fee is fixed and determinable and collectibility is probable. An arrangement fee is generally not presumed to be fixed or determinable if payment of a significant portion of the licensing fees is not due until after expiration of the license or more than 12 months after shipment. Revenue related to arrangements containing extended payment terms where the fees are not considered fixed and determinable is deferred until payments are due. If collectibility is not probable, revenue is recognized when the fee is collected.

     If the contract requires us to perform services not considered essential to the functionality of the software, the revenue related to the software services are recognized using the percentage of completion method, based on the ratio of total labor hours incurred to date to total estimated labor hours.

     Revenue related to professional services under a time and material arrangement is recognized as services are performed.

     Revenue related to customer maintenance agreements is deferred and recognized ratably on a straight-line basis over the maintenance period of the agreement.

     Since late 1998, we have been investing heavily in our professional services organization, including opening our Atlanta office, the acquisition of Inlogic, expansion of the Boca Raton and Toronto facilities and the hiring of consulting professionals, training and customer support professionals. We believe these investments were necessary to help insure the satisfaction of our customers as we focus on increasing the number of sales of product licenses. We anticipate the profit margin from our professional services organization to continue to improve in the future as the number of our product sales and implementations increase and more customers subscribe to our maintenance and support and more third party integrators perform implementations.

     We have a limited operating history as a software company. In recent years we have invested heavily in sales and marketing, research and development and general operating expenses in order to increase our market position, develop our products and build our infrastructure. With our recent implementation of our "profitability acceleration plan" in first quarter 2001, we expect operating costs to decrease after first quarter 2001 in areas such as compensation and benefits, travel costs, capitalized expenditures, facilities and other operating costs. In addition, we are also considering other expense reductions and consolidations and leveraging our growth and implementations with third party integrators trained in implementing our software. We anticipate that if these actions are taken it will further reduce our operating expense levels and improve cash flow.

     We currently have a net operating loss carryforward for U.S. federal and state income tax purposes in excess of $64.0 million, and are continuing to experience operating losses for tax purposes. Therefore, we currently do not pay any federal income taxes. However, the amount of the net operating loss and credit carryforwards that we may utilize each year may be limited due to changes in stock ownership that have occurred over the past several years. In addition, we have net operating loss carryforwards for Canada in the amount of approximately $15 million.

RESULTS OF OPERATIONS

     The following table set forth the results of operations expressed as a percentage of total revenue for the periods indicated. These historical results are not necessarily indicative of results to be expected for any future period.

                           DALEEN TECHNOLOGIES, INC.
                             RESULTS OF OPERATIONS

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               1998     1999      2000
                                                              ------    -----    ------
AS A PERCENTAGE OF TOTAL REVENUES
Revenues:
  License fees..............................................    35.9%    59.9%     61.6%
  Professional services and other...........................    64.1     40.1      38.4
                                                              ------    -----    ------
          Total revenue.....................................   100.0    100.0     100.0

Cost of revenue:
  License fees..............................................     0.1      0.3       1.6
  Professional services and other...........................    81.0     37.3      31.8
                                                              ------    -----    ------
          Total cost of revenue.............................    81.1     37.6      33.4
                                                              ------    -----    ------
Gross profit................................................    18.9     62.4      66.6

Operating expenses:
  Sales and marketing.......................................    46.6     21.0      33.6
  Research and development..................................   127.2     45.1      62.4
  Purchased in process research and development.............      --     30.6        --
  General and administrative................................    92.2     43.3      41.7
  Amortization of goodwill and other intangibles............      --      2.9      34.9
                                                              ------    -----    ------
          Total operating expenses..........................   266.0    142.9     172.6
                                                              ------    -----    ------
Operating loss..............................................  (247.1)   (80.5)   (106.1)
Nonoperating income.........................................    14.4      6.4       5.6
                                                              ------    -----    ------
Net loss....................................................  (232.7)%  (74.1)%  (100.5)%
                                                              ======    =====    ======

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Total Revenue. Total revenue, which includes license fees and professional services and other revenue, increased $22.9 million, or 110.5%, to $43.6 million in 2000 from $20.7 million in 1999. Revenue increased from both license fees and professional services and other due to increased sales and customer contracts for our products and services, increased market acceptance of our products, additional ongoing product implementations and increased revenue due to maintenance and support agreements.

     License Fees. Our license fees are derived from licensing our software products and ongoing royalties received from third party users of our products. License fees increased $14.5 million, or 116.8%, to $26.9 million in 2000 from $12.4 million in 1999. These increases were due to an increase in the number and size of license contracts in 2000 and increased market acceptance of our products. License fees constituted 61.6% of total revenue in 2000 compared to 59.9% in 1999.

     Professional Services and Other. Our professional services and other consists of revenue from professional consulting services, training, maintenance and support, and third party software fulfillment related to our products. Consulting services are offered on a fixed fee basis and on a time and material basis. Third party software fulfillment is offered on a "cost plus" basis. Professional services and other revenue increased $8.4 million, or 101.2%, to $16.7 million in 2000 from $8.3 million in 1999. This increase was due to increased sales and customer contracts, implementations and product sales associated with our acquisition of Daleen Canada, and increased revenue related to maintenance and support as our customer base grows.

     Professional services and other revenue decreased to 38.4% of total revenue in 2000 compared to 40.1% in 1999.

     Cost of Revenue. Total cost of revenue increased $6.8 million, or 87.0%, to $14.6 million in 2000 from $7.8 million in 1999. Total cost of revenue includes both cost of license fees and cost of professional services and other. These components include the cost of direct labor, benefits, third party fees paid for product referrals, overhead and materials associated with the fulfillment and delivery of the license products, and related corporate overhead costs to provide professional services to customers. These costs increased as we hired additional personnel to support the new and existing implementations that we performed for our products. Total cost of revenue as a percentage of total revenue decreased to 33.4% in 2000 from 37.6% in 1999 primarily related to improved efficiencies during implementations.

     Cost of License Fees. Cost of license fees includes direct cost of labor, benefits and packaging material for fulfillment and shipment of our software products, third-party software license payments and related documentation and third-party referral fees associated with customer contracts. Cost of license fees increased to $682,000, or 965.6%, in 2000 from $64,000 in 1999 due to the increased number of software contracts, hiring of personnel focused primarily on product fulfillment, third party software royalty payments and third party referral fees.

     Cost of Professional Services and Other. Cost of professional services and other includes direct cost of labor, benefits, third party software and related overhead costs to provide professional services to customers. Cost of professional services and other increased $6.2 million, or 79.7%, to $13.9 million in 2000 from $7.7 million in 1999. These costs increased as we hired additional personnel to support new and existing implementations in 2000 and costs related to our acquisition of Daleen Canada, Inc. Cost of professional services and other decreased to 82.8% of professional services and other revenue in 2000 compared to 92.8% in 1999. The percentage decrease is primarily the result of increased professional services implementations, increased services revenue together with improved efficiencies during product implementation.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales, marketing and partner management personnel, travel and entertainment, tradeshow and marketing program costs, promotional and related corporate overhead costs. These expenses increased $10.4 million, or 238.1%, to $14.7 million in 2000 from $4.3 million in 1999. The overall increase was due to the increase in the number of personnel in the sales, marketing, and partner management organizations from 1999 to 2000, commissions associated with increased revenue and increased involvement in marketing programs and trade shows. As a percentage of total revenue, these expenses increased to 33.6% in 2000 from 21.0% in 1999 due to support needed to continue to drive the increase in revenue.

     Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product testing and benchmarking, management and quality assurance personnel, subcontractor costs and related corporate overhead costs. Our research and development expenses increased $17.9 million, or 191.1%, to $27.2 million in 2000 from $9.3 million for 1999. The overall increase was primarily the result of development efforts associated with the acquisition of Daleen Canada, additional products and upgrades, additional software developers, increased product testing and benchmarking, additional managers and quality assurance personnel. We also incurred costs associated with our use of subcontractors to accelerate development of new releases of our RevChain products that provide additional functionality. The third party development firms were subcontracted out to supplement our internal development resources. As a percentage of total revenue, these expenses increased to 62.4% in 2000 from 45.1% in 1999. We expect this percentage to decrease in the future due to the recent launch of RevChain and the new versions of our products, which have recently been completed.

     General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, administrative, human resources and information systems personnel. It also consists of non-cash stock compensation expense, provision for bad debts and related corporate overhead costs. Our general and administrative expenses increased $9.2 million, or 249.1%, to $18.2 million in 2000 from $9.0 million for 1999. This increase was primarily the result of operating as a public company and hiring and retaining additional executive, finance, information services and human resources personnel to support the growth of our business. In addition, our provision for bad debts increased $3.9 million for the year ended December 31, 2000. We increased the allowance for doubtful accounts due to market conditions in the telecommunications industry, constraint of capital resources, certain customers declaring bankruptcy, and having funding issues.

     We also increased stock compensation expense due to recording expense over the vesting period related to options issued primarily in connection with our acquisition of Daleen Canada along with certain other stock options granted by us. In each case, the exercise prices of the options were below the fair market value of our common stock on the date of grant. As a percentage of total revenue, these expenses decreased to 41.7% in 2000 from 43.3% in 1999.

     Amortization of Goodwill and Other Intangibles. Goodwill and other intangibles are the result of the acquisition of Daleen Canada and are being amortized over a four-year period. Our amortization increased $14.6 million, or 2045%, to $15.2 million in 2000 from $607,000 in 1999.

     Nonoperating Income. Nonoperating income is comprised primarily of interest income, net of interest expense. Nonoperating income increased $1.2 million, or 84.8%, to $2.5 million in 2000 from $1.3 million in 1999. The increase of nonoperating income for 2000 over 1999 was primarily attributable to the investment earnings of the proceeds of our initial public offering, received in the fourth quarter of 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Total Revenue. Total revenue increased $15.5 million, or 296.20%, to $20.7 million in 1999 from $5.2 million in 1998. Revenue increased from both license fees and professional services and other due to a significant increase in the number of customer contracts for our products and related product implementations compared to 1998.

     License Fees. License fees increased $10.5 million, or 560.14%, to $12.4 million in 1999 from $1.9 million in 1998. These increases were due to an increase in the number of contracts in 1999 compared to 1998, as well as the result of our software based business model strategy, in which license fees account for an increasing percentage of our total revenue, and increased market acceptance of our products. License fees constituted 59.9% of total revenue in 1999 compared to 35.9% in 1998.

     Professional Services and Other. Professional services and other revenue increased $5.0 million, or 148.24%, to $8.3 million in 1999 from $3.4 million in 1998. This increase was due to increased implementation services directly related to increased license fees.

     Professional services and other revenue decreased to 40.1% of total revenue in 1999 compared to 64.1% in 1998.

     Cost of Revenue. Total cost of revenue increased $3.5 million, or 83.52%, to $7.8 million in 1999 from $4.2 million in 1998. Total cost of revenue includes both cost of license fees and cost of professional services and other. These components include the cost of direct labor, benefits, third party fees paid for product referrals, overhead and materials associated with the fulfillment and delivery of the license products, and related corporate overhead costs to provide professional services to customers. These costs increased as we hired additional personnel to support the new and existing implementations that we performed for our products. Total cost of revenue as a percentage of total revenue decreased to 37.6% in 1999 from 81.1% in 1998 primarily related to improved efficiencies during implementations.

     Cost of License Fees. Cost of license fees increased to $64,000, or 2,033.33%, in 1999 from $3,000 in 1998 due to the increased number of software contracts signed in 1999 compared to 1998.

     Cost of Professional Services and Other. Cost of professional services and other increased $3.5 million, or 82.14%, to $7.7 million in 1999 from $4.2 million in 1998. These costs increased as we hired additional personnel to support new and existing implementations in 1999. Cost of professional services and other decreased to 92.8% of professional services and other revenue in 1999 compared to 126.5% in 1998. The percentage decrease is primarily the result of improved efficiencies during implementation.

     Sales and Marketing. These expenses increased $1.9 million, or 78.32%, to $4.3 million in 1999 from $2.4 million in 1998. The overall increase was due to the increase in the number of personnel in the sales and marketing organizations from 1998 to 1999. As a percentage of total revenue, these expenses decreased to 21.0% in 1999 from 46.6% in 1998.

     Research and Development. Our research and development expenses increased $2.6 million, or 40.51%, to $9.3 million in 1999 from $6.7 million in 1998. The increase was primarily the result of additional software developers, quality assurance personnel and outside contractors to support the continued development of our products. As a percentage of total revenue, these expenses decreased to 45.1% in 1999 from 127.2% in 1998.

     General and Administrative. Our general and administrative expenses increased $4.2 million, or 85.84%, to $9.0 million in 1999 from $4.8 million for 1998. This increase was primarily the result of hiring and retaining additional finance, executive, information services and human resources personnel to support the growth of our business. In addition, the increase is a result of recording stock compensation expense over the vesting period related to options issued in connection with our acquisition of Daleen Canada in December 1999 along with certain other stock options grants issued by us. In each case, the exercise prices of the options were below the fair market value of our common stock on the date of grant. As a percentage of total revenue, these expenses decreased to 43.3% in 1999 from 92.2% in 1998.

     Amortization of Goodwill and Other Intangibles. Goodwill and other intangibles are the result of the acquisition of Daleen Canada and are being amortized over a four-year period.

     Nonoperating Income. Nonoperating income increased approximately $575,000, or 76.26%, to $1.3 million in 1999 from $754,000 in 1998. The increase of nonoperating income for 1999 over 1998 was primarily attributable to the investment earnings of the proceeds of our initial public offering, received in the fourth quarter of 1999 as well as the investment of the proceeds of our preferred stock offerings received in 1999 and 1998.

SEASONALITY

     Our operating results have varied significantly from quarter to quarter in the past and may continue to vary significantly from quarter to quarter in the future due to a variety of factors. Factors that can contribute to variations include delays in completing contract negotiations with large contracts without an offset by a corresponding reduction in fixed costs. Also, quarterly fluctuations can occur as a result of delays in completing contracts with customers where we derive a large part of our revenue each quarter from a small number of customers. We have not experienced seasonal fluctuations. However, as we grow, we may experience similar quarterly fluctuations due to seasonality. For all these reasons, we believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future period.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, our total cash and cash equivalents was $22.3 million. We generated these funds primarily through our initial public offering of common stock in October 1999. Beyond our capital expenditures, the funds raised have been applied to support our various needs. Our needs have increased significantly due to our new office space in Boca Raton, Florida, Atlanta, Georgia, Toronto, Ontario and Amsterdam, The Netherlands. In addition, during 2000 we made significant investments in research and development and sales and marketing resulting in headcount increases, entrance into international markets, the acquisition of Daleen Canada and the formation of our subsidiaries PartnerCommunity, Inc. and Daleen Europe B.V.

     Net cash used in operating activities was $30.0 million for the year ended December 31, 2000, $9.0 million in 1999, and $11.2 million in 1998. The principal use of cash for all periods was to fund our losses from operations.

     Net cash used in investing activities was $2.0 million in 2000, $7.1 million in 1999, and $6.0 million in 1998 mostly attributable to capital expenditures and purchases and sales of securities available for sale.

     Net cash provided by financing activities was $1.5 million for the year ended December 31, 2000, $68.0 million in 1999, and $12.9 million in 1998. Cash provided by financing activities was attributable to sales of our common and preferred stock and the issuance of notes payable.

     We experienced significant operating losses in 2000. At December 31, 2000, we believe the net book values of our long-lived assets, including the $43.0 million net book value of goodwill, are recoverable from future cash flows over the remaining estimated lives of the respective assets. However, the business environment in which we are operating is changing rapidly. In addition, our liquidity situation and the resultant actions taken by us in 2001 to restructure ourselves, coupled with further actions being contemplated, will result in management continuing to review during 2001 the recoverability of all long-lived assets, including goodwill. In light of our current operating environment, future projected cash flows may be subject to significant variability. As a result, it is possible that we will recognize impairment charges related to goodwill in 2001. With respect to long-lived assets other than goodwill, given the restructuring actions which were implemented in the first quarter of 2001 and the additional restructuring actions being contemplated by management, it is possible that in 2001 there will be impairment charges and accelerated amortization expense related to such assets.

     Further, as a result of the restructuring actions implemented by management in 2001, and the additional actions being contemplated, we will recognize (in addition to the asset impairment charges) restructuring charges in 2001, including certain charges in the first quarter related to, among other things, employee severance and lease termination costs. At this time, we cannot estimate the dollar amount of all such restructuring charges that are probable of recognition in 2001, however, management estimates that restructuring charges to be recognized in the first quarter of 2001 will be at least $2.0 million.

     In March 2001, we entered into the Purchase Agreement for the Private Placement of $27.5 million of the Preferred Stock and Warrants. The consummation of the Private Placement is subject to the receipt of approval from our stockholders. The proceeds from the Private Placement were placed in escrow pending stockholder approval. The stockholders will vote on such matters at the annual stockholders' meeting, currently scheduled for June 2001. Pursuant to our Certificate of Incorporation, the approval of the holders of 66 2/3% of our outstanding common stock will be required to amend our Certificate of Incorporation to increase the number of shares of authorized common stock and to create and designate the terms of the Preferred

Stock. Both of these amendments are required for the consummation of the Private Placement. Certain of our stockholders who own approximately 51.3% of our outstanding common stock, have agreed to vote in favor of the Private Placement and related matters. In the event more than 66 2/3% of our stockholders do not approve the Private Placement by July 31, 2001, the funds held in escrow will be returned to the purchasers. In such case, our cash on hand (currently approximately $9.5 million) will not be sufficient to allow us to sustain our operations and meet our financial obligations in 2001. We believe that receipt of Requisite Stockholder Approval is reasonably likely but no assurances can be given.

     We believe that the cash on hand, the net proceeds of the Private Placement together with the reduction of costs achieved by the successful execution of the aforementioned restructuring activities will be sufficient to meet our anticipated cash needs in 2001. Failure to obtain stockholder approval on the Private Placement and implement cost reduction actions will have a materially adverse effect on our ability to meet our financial obligations and continue to operate as a going concern.

     We may require additional funds to support our working capital requirements, strengthen our financial position, support our international and business development expansion efforts or for other purposes. Additionally, we may seek to raise additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, the financing will be obtainable on terms favorable to us or that any additional financing would not be dilutive.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 summarized certain of the SEC's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A which delayed the implementation date of SAB No. 101. In June 2000, the SEC issued SAB No. 101B, which further delayed the implementation date of SAB No.
101. The Company adopted the provisions of SAB No. 101 beginning October 1, 2000. The adoption of SAB No. 101 did not have a significant impact on our revenue recognition.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 established accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. We adopted SFAS No. 133, as amended, in the third quarter 2000. SFAS No. 133 did not have a material effect on our consolidated financial position or our results of operations since we had no derivative instruments or hedging activities in the year 2000.

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("SFAS No. 140"), "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities (A Replacement of SFAS No.
125)". SFAS No. 140 provides guidance on accounting for (1) securitization transactions involving financial assets; (2) sales of financial assets (including loan participations); (3) factoring transactions; (4) wash sales; (5) servicing assets and liabilities; (6) collateralized borrowing arrangements; (7) securities lending transactions; (8) repurchase agreements; and (9) extinguishment of liabilities. While most of the provisions of SFAS No. 140 will become effective for transactions entered into after March 31, 2001, companies with calendar fiscal year ends that hold beneficial interests from previous securitizations will be required to make additional disclosures in their December 31, 2000 financial statements. The adoption of SFAS No. 140 will not have a significant impact on our consolidated financial statements.

     In March 2000, the FASB issued Financial Interpretation No. 44 ("FIN 44"). "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB No. 25." FIN 44 clarifies the application of APB 25 for certain issues including: (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which were effective after December 15,

1998. The adoption of FIN 44 did not have an impact on the Company's financial position or results of operations.

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

ADDITIONAL CAPITAL FROM PRIVATE PLACEMENT REQUIRED TO FUND OPERATIONS FOR THE REMAINDER OF 2001.

     Cash and cash equivalents at December 31, 2000 were $22.3 million. Cash used in operations in 2000 was $30 million. During this period, we incurred significant costs related to the acquisition of Daleen Canada, development of our products, entrance into international markets, formation of our subsidiaries and increases in headcount. Current cash and cash equivalents (approximately $9.5 million at March 31, 2001) will be insufficient to fund operations for the remainder of 2001.

     In order to address our liquidity issue and to strengthen our balance sheet on March 30, 2001 we entered into Purchase Agreements for the Private Placement of $27.5 million of Preferred Stock. The proceeds from the Private Placement were placed in escrow pending stockholder approval. Pursuant to our Certificate of Incorporation, the approval of the holders of 66 2/3% of our outstanding common stock will be required to amend our Certificate of Incorporation to increase the number of shares of authorized common stock and to create and designate the terms of the preferred stock. Both of these amendments are required for the consummation of the Private Placement. In the event the holders of at least 66 2/3% of our common stock do not approve the Private Placement by July 30, 2001, the funds held in escrow will be returned to the purchasers. The stockholders will vote on such matters at the annual stockholders' meeting, currently scheduled for June 2001. Certain of our stockholders, including stockholders that have agreed to purchase Preferred Stock and Warrants in the Private Placement as well as our directors and their affiliates, have agreed to vote their shares of our common stock in favor of the Private Placement. These stockholders own approximately 51.3% of our outstanding common stock. Accordingly, we must obtain the approvals of the holders of an additional 15.4% of our outstanding Common Stock in order to obtain Requisite Shareholder Approval. We believe that receipt of Requisite Stockholder Approval is reasonably likely but no assurances can be given.

     In January 2001, the Company announced a restructuring plan in an attempt to reduce certain operating costs, and is considering further actions in the second quarter of 2001.

     The proceeds from the Private Placement, the cost reductions contemplated by the January 2001 restructuring, and the further actions being considered in the second quarter of 2001 are necessary for us to sustain operations and meet our financial obligations for the remainder of 2001.

WE HAVE NOT ACHIEVED PROFITABILITY AND MAY CONTINUE TO INCUR NET LOSSES FOR AT LEAST THE NEXT SEVERAL QUARTERS.

     We incurred net losses of approximately $43.8 million for the year ended December 31, 2000. Additionally, we incurred net losses of $15.3 million in 1999 and $12.2 million in 1998. As of December 31, 2000, we had an accumulated deficit of approximately $81.7 million. We have not realized any profit to date and do not expect to achieve profitability until the second half of 2001. To achieve this objective, we need to generate significant additional revenue from licensing of our products and related services and support revenues. We expect to reduce our fixed operating expenses through the implementation of our "profitability acceleration plan" in the first quarter, which includes workforce reductions, downsizing of facilities and other miscellaneous cost reductions. We are also considering additional expense reductions and consolidations to further reduce our fixed operating expenses. In addition, we need to continue to improve our financial and managerial controls and reporting systems and procedures and train and manage our workforce. There is no assurance we will achieve these objectives and thus achieve profitability. In addition, even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS, AND WE MAY FAIL TO MEET EXPECTATIONS.

     Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors. This fluctuation may cause our operating results to be below the expectations of public market analysts and investors, and the price of our common stock may fall. Factors that could cause quarterly fluctuations include:

     - Variations in demand for our products and services;

     - Competitive pressures;

     - Decrease in corporate information technology spending and decline in economic conditions and market;

     - Our quarterly revenue and expense levels;

     - Our ability to develop and attain market acceptance of enhancements to the RevChain product family and any new products and services;

     - The pace of product implementation and the timing of customer acceptance;

     - Industry consolidation reducing the number of potential customers;

     - Changes in our pricing policies or the pricing policies of our competitors; and

     - The mix of sales channels through which our products and services are sold.

     The timing of revenue recognition is difficult to predict. In any given quarter, most of our revenue has been attributable to a limited number of relatively large contracts and we expect this to continue. Further, our customer contract bookings and revenue recognized tends to occur predominantly in the last two weeks of the quarter. As a result, our quarterly results of operations are difficult to predict and the deferral of even a small number of contract bookings or delays associated with delivery of products in a particular quarter could significantly reduce our revenue and increase our net loss, which would hurt our quarterly financial performance. In addition, a substantial portion of our costs are relatively fixed and based upon anticipated revenue. A failure to book an expected order in a given quarter would not be offset by a corresponding reduction in costs and could adversely affect our operating results.

WE FACE SIGNIFICANT COMPETITION FROM COMPANIES THAT MAY HAVE GREATER RESOURCES THAN WE DO.

     The markets in which we compete are relatively new, intensely competitive, highly fragmented and rapidly changing. In some markets, limited capital resources are causing reduced spending in information technology. We expect competition to increase in the future, both from existing competitors as well as new entrants in our current markets. Our principal competitors include other Internet enabled billing and customer care system providers, operation support system providers, systems integrators and service bureaus, and the internal information technology departments of larger communications companies, which may elect to develop functionalities similar to those provided by our product in-house rather than buying them from us. Many of our current and future competitors may have advantages over us, including:

     - Longer operating histories;

     - Larger customer bases;

     - Substantially greater financial, technical, research and development and sales and marketing resources;

     - A lead in expanding their business internationally;

     - Greater name recognition; and

     - Ability to more easily provide a comprehensive hardware and software solution.

Our current and potential competitors have established, and may continue to establish in the future, cooperative relationships among themselves or with third parties, including telecom hardware vendors, that would increase their ability to compete with us. In addition, competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer needs, or to devote more resources to promoting and selling their products. If we fail to adapt to market demands and to compete successfully with existing and new competitors, our business and financial performance would suffer.

IF OUR CUSTOMERS CANNOT SECURE ADEQUATE FINANCING, WE MAY NOT OBTAIN THEIR BUSINESS OR WE MAY NOT BE ABLE TO RECOGNIZE REVENUE AS QUICKLY, IF AT ALL.

     Many of our potential customers are new entrants into their markets and lack significant financial resources. These companies rely to a large degree on access to the capital markets for growth which have cut back over the past several months. Their failure to raise capital has hurt their financial viability and their ability to purchase our products. The lack of funding has caused potential customers to reduce information technology spending. If our potential customers cannot obtain the resources to purchase our products, they may turn to other options such as service bureaus, which would hurt our business. Also, because we do at times provide financing arrangements to customers, their ability to make payments to us may impact when we can recognize revenue.

     The revenue growth and profitability of our business depends significantly on the overall demand for software products and services that manage the revenue chain as it has been defined, particularly in the product and service segments in which we compete. Softening demand for these products and services caused by worsening economic conditions may result in decreased revenues or earning levels or growth rates. Recently, the U.S. economy has weakened. This has resulted in companies delaying or reducing expenditures, such as for information technology.

     In addition, our current customers' ability to generate revenues or otherwise obtain capital could adversely impact on their ability to purchase additional products or renew maintenance and support agreements with us. If they go out of business there will be no future licenses to support revenue.

     The lack of funding available in our customers' markets, the recent economic downturn in the technology market and customers shutting down operations or declaring bankruptcy has caused our accounts receivable to increase. There is no assurance we will be able to collect all of these outstanding receivables. As a result, we increased our provision for bad debts in the year ended December 31, 2000. If the economic downturn continues or customers continue to have difficulty obtaining funding, further increases may be needed and we may need to write-off certain of the receivables that are provided for at December 31, 2000 as uncollectible.

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

THE ANTI-TAKEOVER PROVISIONS WE HAVE ADOPTED MAY DELAY, DEFER OR PREVENT A CHANGE OF CONTROL

     Certain provisions of Delaware Law, our Certificate of Incorporation and our Bylaws contain provisions that could delay, deter or prevent a change in control of Daleen. Our Certificate of Incorporation and Bylaws, among other things, provide for a classified board of directors, restrict the ability of stockholders to call stockholders meetings by allowing only stockholders holding, in the aggregate, not less than 10% of the capital stock entitled to cast votes at these meetings to call a meeting, preclude stockholders from raising new business for consideration at stockholder meetings unless the proponent has provided us with timely advance notice of the new business, and limit business that may be conducted at stockholder meetings to those matters properly specified in notices delivered to us. Moreover, we have not opted out of Section 203 of the Delaware General Corporation Law, which prohibits mergers, sales of material assets and some types of self-dealing transactions between a corporation and a holder of 15% or more of the corporation's outstanding voting stock for a period of three years following the date the stockholder became a 15% holder, unless an applicable exemption from the rule is available. These provisions do not apply to the purchasers of our Series F Preferred Stock.

THE PRICE OF OUR COMMON STOCK HAS BEEN, AND WILL CONTINUE TO BE VOLATILE.

     The trading price of our common stock has fluctuated in the past and will fluctuate in the future. This future fluctuation could be a result of a number of factors, many of which are outside our control. Some of these factors include:

     - Quarter-to-quarter variations in our operating results;

     - Failure to meet the expectations of industry analysts;

     - Announcements and technological innovations or new products by us or our competitors;

     - Increased price competition; and

     - General conditions in the Internet and telecommunications industry.

The stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many Internet and computer software companies, including ours, and which we believe have often been unrelated to the operating performance of these companies or our company.

THE LOW PRICE OF OUR COMMON STOCK COULD RESULT IN THE DELISTING OF OUR COMMON STOCK FROM THE NASDAQ NATIONAL MARKET.

     Our common stock is currently quoted on The Nasdaq National Market. We must satisfy Nasdaq's minimum listing maintenance requirements to maintain our listing on The Nasdaq National Market. Nasdaq listing maintenance requirements include a series of financial tests relating to net tangible assets, public float, number of market makers and shareholders, market capitalization, and maintaining a minimum bid price of $1.00 for shares of our common stock. The minimum bid price of our common stock has recently dropped to under $1.00 per share. If the minimum bid price of our common stock were to remain below $1.00 for 30 consecutive trading days, or if we are unable to continue to meet Nasdaq's standards for any other reason, our common stock could be delisted from The Nasdaq National Market. If our common stock is delisted from The Nasdaq National Market, the common stock would trade on either The Nasdaq SmallCap Market or on the Over-the-Counter Bulletin Board, both of which are viewed by most investors as less desirable and less liquid marketplaces. Thus, delisting from The Nasdaq National Market could make trading our shares more difficult for investors, leading to further declines in share price. It would also make it more difficult for us to raise additional capital. In addition, we would incur additional costs under state blue sky laws to sell equity if our common stock is delisted from The Nasdaq National Market.

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

     Our strategy includes expansion into international markets through a combination of strategic relationships and internal business expansion. In addition to risks generally associated with international operations, our future international operations might not succeed for a number of reasons, including:

     - Dependence on sales efforts of third party distributors;

     - Difficulties in staffing and managing foreign operations;

     - Difficulties in localizing products and supporting customers in foreign countries;

     - Reduced protection for intellectual property rights in some countries;

     - Greater difficulty in collecting accounts receivable; and

     - Legal uncertainties inherent in transnational operations such as export and import regulations, taxation issues, tariffs and trade barriers.

     To the extent that we are unable to successfully manage expansion of our business into international markets due to any of the foregoing factors, our business could be adversely affected.

WE DEPEND IN SOME CASES ON STRATEGIC BUSINESS ALLIANCES TO SELL AND IMPLEMENT OUR PRODUCTS, AND ANY FAILURE TO DEVELOP OR MAINTAIN THESE ALLIANCES COULD HURT OUR FUTURE GROWTH.

     Third parties such as operation support system providers, other software firms, consulting firms and systems integration firms help us with marketing and sales and implementation of our products. We plan to increase our reliance on systems integration firms to implement our products. To be successful, we must maintain our relationships with these firms, develop additional similar relationships and generate new business opportunities through joint marketing and sales efforts. We may encounter difficulties in forging and maintaining long-term relationships with these firms for a variety of reasons. These firms may discontinue their relationships with us, fail to devote sufficient resources to market our products or develop relationships with our competitors. Many of these firms also work with competing software companies, and our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing our products versus the products of others. In addition, these firms may delay the product implementation or negatively affect our customer relationships. Our agreements with these firms typically are in the form of a non-exclusive referral fee or license and package discount arrangement that may be terminated by either party without cause or penalty and with limited notice.

WE RECENTLY INTRODUCED OUR REVCHAIN FAMILY OF INDUSTRY-FOCUSED SOFTWARE SUITES.

     We introduced the RevChain product family in early 2001. This new product family is an evolution of our former customer management and billing products that were significantly enhanced and re-positioned to address the customer need for managing the entire revenue chain. The RevChain product family consists of several industry-focused suites, some of which are in the early stages of their release, and are undergoing further development. As a result, the market's acceptance of our new RevChain product family, and the maturity of some of the industry-focused product suites, may have an affect on our business and financial performance.

IF WE DO NOT CONTINUALLY ENHANCE OUR PRODUCT OFFERING TO MEET THE CHANGING NEEDS OF SERVICE PROVIDERS, WE WILL LOSE FUTURE BUSINESS TO OUR COMPETITORS.

     We believe that our future success will depend to a significant extent upon our ability to enhance our product offering and packaged industry suites and to introduce new products and features to meet the requirements of our customers in a rapidly developing and evolving market. We devote significant resources to refining and expanding our software products, developing our pre-configured industry suites and investigating complimentary products and technologies. The requirements of our customers may change and our present or future products or packaged industry suites may not satisfy the evolving needs of our targeted markets. If we are unable to anticipate or respond adequately to customer needs, we will lose business and our financial performance will suffer.

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

PRODUCT DEFECTS OR SOFTWARE ERRORS COULD ADVERSELY AFFECT OUR BUSINESS DUE TO COSTLY REDESIGNS, PRODUCTION DELAYS AND CUSTOMER DISSATISFACTION.

     Design defects or software errors in our products may cause delays in product introductions or damage customer satisfaction, either of which could seriously harm our business. Our software products are highly complex and may, from time to time, contain design defects or software errors that may be difficult to detect and correct. We have a customer support organization that is responsible for providing maintenance and support to our customers. Maintenance and support includes identifying and correcting any reported product defects or software errors and our margins may be affected if the amounts of resources needed to address these issues are substantial. Although we have license agreements with our customers that contain provisions designed to limit our exposure to potential claims and liabilities arising from customer problems, these provisions may not effectively protect us against all claims. In addition, claims and liabilities arising from customer problems could significantly damage our reputation and hurt our business.

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

THE SKILLED EMPLOYEES THAT WE NEED MAY BE DIFFICULT AND EXPENSIVE TO HIRE AND RETAIN IN TODAY'S TECHNOLOGY LABOR MARKET.

     Our success depends in large part on our ability to attract, train, motivate and retain highly skilled information technology professionals, software programmers and sales and marketing professionals. Qualified personnel in these fields are in great demand and are likely to remain a limited resource. We may be unable to attract or continue to retain the skilled employees we require. Any inability to do so could prevent us from managing and competing for existing and future projects or to compete for new customer contracts. In addition, an increase in expenses required to attract and retain qualified personnel may reduce our operating margins.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial instruments consist of cash that is invested in institutional money market accounts and less than 90-day securities invested in corporate fixed income bonds. We do not use derivative financial instruments in our operations or investments and do not have significant operations that are subject to fluctuations in commodities prices or foreign currency exchange rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our financial statements are submitted as a separate section of this Report, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     In accordance with General Instruction G(3) of the Form 10-K, the information relating to the directors of Daleen, including directors who are executive officers of Daleen, is set forth in Daleen's Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement") and is incorporated herein by reference. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of Daleen is set forth under the caption "Executive Officers of the Registrant" in Part I, Item 4A of this report.

     Compliance with Section 16(a) of the Securities Exchange Act of 1934:
Section 16(a) of the Securities Exchange of 1934, as amended, and regulations of the Securities and Exchange Commission thereunder require our directors and executive officers and any persons who own more than 10% of Daleen's Common Stock, as well as certain affiliates of such persons, to file reports with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. with respect to their ownership of Daleen's Common Stock. Directors, executive officers and persons owning more than 10% of Daleen's Common Stock are required by Securities and Exchange Commission regulations to furnish Daleen with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required of those persons, we believe that during fiscal 2000, all filing requirements applicable to its directors and executive officers were complied with in a timely manner. We are not aware of any other persons other than directors and executive officers and their affiliates who own more than 10% of Daleen's Common Stock.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

          1. Financial Statements

          The financial statements are submitted as a separate section of this report, beginning on page F-1.

          2. Financial Statement Schedule

          Schedule II Valuation and Qualifying Accounts. Submitted as a separate section of the financial statements on page F-27.

     (b) Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

EXHIBIT LIST

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
2.1+      Share Purchase Agreement dated December 16, 1999, between
          the Company, Daleen Canada Corporation, Inlogic Software
          Inc., the shareholders of Inlogic Software Inc., and
          Atevent.com Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 333-82487) filed on
          December 30, 1999).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
3.1+      Certificate of Incorporation of Daleen Technologies, Inc.
          (Incorporated by reference to Exhibit 3.1 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999).
3.2+      Bylaws of Daleen Technologies, Inc. (Incorporated by
          reference to Exhibit 3.2 to the Company's Registration
          Statement on Form S-1 (File No. 333-82487) filed on
          September 30, 1999). (Incorporated by reference to Exhibit
          3.2 to the Company's Registration Statement on Form S-1
          (File No. 333-82487) filed on September 30, 1999).
4.1+      See Exhibits 3.1 and 3.2 for provisions of the certificate of incorporation and bylaws of Daleen Technologies, Inc.
          defining rights of the holders of common stock of Daleen
          Technologies, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File
          No. 333-82487) filed on September 30, 1999).
4.2+      Specimen stock certificate (Incorporated by reference to
          Exhibit 4.2 to the Company's Registration Statement on Form
          S-1 (File No. 333-82487) filed on September 30, 1999).
10.1+     Employment Agreement, dated December 1, 1994, between James
          Daleen and Daleen Technologies, Inc. (Incorporated by
          reference to Exhibit 10.1 to the Company's Registration
          Statement on Form S-1 (File No. 333-82487) filed on
          September 30, 1999).
10.2+     Amendment to Employment Agreement dated September 5, 1997, between James Daleen and Daleen Technologies, Inc.
          (Incorporated by reference to Exhibit 10.2 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999).
10.3+     Third Amendment to the Employment Agreement, effective March
          1, 1999, between James Daleen and Daleen Technologies, Inc.
          (Incorporated by reference to Exhibit 10.3 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999).
10.4+     Employment Agreement, dated, January 31, 1998, between David
          B. Corey and Daleen Technologies, Inc. (Incorporated by
          reference to Exhibit 10.4 to the Company's Registration
          Statement on Form S-1 (File No. 333-82487) filed on
          September 30, 1999).
10.5+     Employment Agreement, dated November 15, 1994, between
          Richard A. Schell and Daleen Technologies, Inc.
          (Incorporated by reference to Exhibit 10.5 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999).
10.6+     Amendment to Employment Agreement, dated January 31, 1997, between Richard A. Schell and Daleen Technologies, Inc.
          (Incorporated by reference to Exhibit 10.6 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999).
10.7+     Second Amendment to Employment Agreement, dated September 5,
          1997, between Richard A. Schell and Daleen Technologies,
          Inc. (Incorporated by reference to Exhibit 10.7 to the
          Company's Registration Statement on Form S-1 (File No.
          333-82487) filed on September 30, 1999).
10.8+     Third Amendment to Employment Agreement, effective March 1,
          1999, between Richard A. Schell and Daleen Technologies,
          Inc. (Incorporated by reference to Exhibit 10.8 to the
          Company's Registration Statement on Form S-1 (File No.
          333-82487) filed on September 30, 1999).
10.9+     Employment Agreement, dated April 28, 1999, between Stephen
          M. Wagman and Daleen Technologies, Inc. (Incorporated by
          reference to Exhibit 10.9 to the Company's Registration
          Statement on Form S-1 (File No. 333-82487) filed on
          September 30, 1999).
10.10+    Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on
          Form S-1 (File No. 333-82487) filed on September 30, 1999).
10.11+    Daleen Technologies, Inc. Amended and Restated Stock
          Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File
          No. 333-82487) filed on September 30, 1999).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.12+    Daleen Technologies, Inc. 1998 Incentive Stock Option Plan
          (Incorporated by reference to Exhibit 10.12 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999).
10.13+    Daleen Technologies, Inc. 1997 Incentive Stock Option Plan
          (Incorporated by reference to Exhibit 10.13 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999).
10.14+    Daleen Technologies, Inc. 1995 Incentive Stock Option Plan
          (Incorporated by reference to Exhibit 10.14 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999).
10.15+    Daleen Technologies, Inc. 1998 Employee Non-Qualified Stock
          Option Plan (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No.
          333-82487) filed on September 30, 1999).
10.16+    Daleen Technologies, Inc. 1996 Employee Non-Qualified Stock
          Option Plan (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No.
          333-82487) filed on September 30, 1999).
10.17+    Daleen Technologies, Inc. 1994 Employee Non-Qualified Stock
          Option Plan (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No.
          333-82487) filed on September 30, 1999).
10.18+    Lease Agreement, dated August 4, 1992, by Innovative
          Selective Software, Inc., and Crow-Childress-Donner, Limited
          (Incorporated by reference to Exhibit 10.18 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999).
10.19+    First Amendment to Lease Agreement, dated December 29, 1994, by Daleen Technologies Inc, successor to Innovative
          Selective Software, Inc., and Regent Holding Corporation,
          successor to Crow-Childress-Donner (Incorporated by
          reference to Exhibit 10.19 to the Company's Registration
          Statement on Form S-1 (File No. 333-82487) filed on
          September 30, 1999).
10.20+    Lease Agreement, dated August 27, 1998, by Daleen
          Technologies, Inc. and Regent Holding Corporation
          (Incorporated by reference to Exhibit 10.20 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999).
10.21+    First Amendment to Lease, dated December 2, 1998, between
          Daleen Technologies, Inc. and Regent Holding Corporation
          (Incorporated by reference to Exhibit 10.21 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999).
10.22+    Second Amendment to Lease, dated January 16, 1996, between
          Daleen Technologies, Inc. and Regent Holding Corporation
          (Incorporated by reference to Exhibit 10.22 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999).
10.24+    Sublease Agreement, dated August 2, 1999, between W.R. Grace
          & Co. and Daleen Technologies, Inc. (Incorporated by
          reference to Exhibit 10.24 to the Company's Registration
          Statement on Form S-1 (File No. 333-82487) filed on
          September 30, 1999).
10.25+    Employment Agreement, dated April 7, 1997, between John Z.
          Yin and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on
          Form S-1 (File No. 333-82487) filed on September 30, 1999).
10.26+    Employment Agreement, dated April 7, 1997, between Frank
          Dickinson and Daleen Technologies, Inc. (Incorporated by
          reference to Exhibit 10.26 to the Company's Registration
          Statement on Form S-1 (File No. 333-82487) filed on
          September 30, 1999).
10.27+    Employment Agreement, dated July 22, 1998, between David
          McTarnaghan and Daleen Technologies, Inc. (Incorporated by
          reference to Exhibit 10.27 to the Company's Registration
          Statement on Form S-1 (File No. 333-82487) filed on
          September 30, 1999).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.28+    Employment Agreement, dated December 15, 1998, between
          Timothy C. Moss and Daleen Technologies, Inc. (Incorporated
          by reference to Exhibit 10.28 to the Company's Registration
          Statement on Form S-1 (File No. 333-82487) filed on
          September 30, 1999).
10.29+    Employment Agreement, dated September 7, 1999, between
          Manuel J.M. Andrade and Daleen Technologies, Inc.
          (Incorporated by reference to Exhibit 10.30 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999).
10.30+    Employment Agreement, effective as of December 16, 1999
          between Mohammad Aamir and Inlogic Software, Inc.
          (Incorporated by reference to Exhibit 10.30 to the Company's
          Annual Report on Form 10-K (File No. 0-27491) filed on March
          30, 2000).
10.31+    Employment Agreement, effective as of December 16, 1999
          between George Timmes and Inlogic Software, Inc.
          (Incorporated by reference to Exhibit 10.31 to the Company's
          Annual Report on Form 10-K (File No. 0-27491) filed on March
          30, 2000).
10.32+    Indemnity Escrow Agreement dated December 16, 1999, between the Company, Daleen Canada Corporation, Inlogic Software
          Inc., the shareholders of Inlogic Software Inc., and
          Montreal Trust Company of Canada, as escrow agent
          (Incorporated by reference to Exhibit 10.1 to the Company's
          Form 8-K (File No. 333-82487) filed on December 30, 1999).
10.33+    Employee/Shareholder Escrow Agreement dated December 16,
          1999, between the Company, Daleen Canada Corporation,
          Inlogic Software Inc., the employee shareholders of Inlogic
          Software Inc., and Montreal Trust Company of Canada, as
          escrow agent (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File No. 333-82487) filed on
          December 30, 1999).
10.34+    Support Agreement dated December 16, 1999, between the
          Company, Daleen Canada Corporation, Daleen Callco
          Corporation, and the shareholders of Inlogic Software Inc.
          (Incorporated by reference to Exhibit 10.3 to the Company's
          Form 8-K (File No. 333-82487) filed on December 30, 1999).
10.35+    Exchange Trust Agreement dated December 16, 1999, between
          the Company, Daleen Canada Corporation, Daleen Callco
          Corporation, the shareholders of Inlogic Software Inc., and
          Montreal Trust Company of Canada, as trustee (Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K (File
          No. 333-82487) filed on December 30, 1999).
10.36+    Registration Rights Agreement dated December 16, 1999,
          between the Company and the shareholders of Inlogic Software
          Inc. (Incorporated by reference to Exhibit 10.5 to the
          Company's Form 8-K (File No. 333-82487) filed on December
          30, 1999).
10.37     Daleen Technologies, Inc. Amended & Restated 1999 Stock
          Incentive Plan
10.38     Promissory Note and Stock Pledge Agreement dated January 11,
          2001 by and between James Daleen and J.D. Investment Company
          Limited Partnership and Daleen Technologies, Inc.
10.39     PartnerCommunity Inc. 2000 Stock Incentive Plan.
10.40+    Loan Agreement dated August 18, 2000 by and between Bank of
          America, N.A., a national banking association and Daleen
          Technologies, Inc. (Incorporated by reference to Exhibit
          10.1 to the Company's Quarterly Report on Form 10-Q (File
          No. 0-27491) filed on November 14, 2000).
10.41+    Promissory Note dated August 18, 2000 by and between Bank of
          America, N.A., a national banking association and Daleen
          Technologies, Inc. (Incorporated by reference to Exhibit
          10.2 to the Company's Quarterly Report on Form 10-Q (File
          No. 0-27491) filed on November 14, 2000).
10.42+    Office Lease Agreement dated May 5, 2000, between Daleen
          Technologies, Inc., Daleen Canada Corporation and The Atrium
          on Bay Inc. (Incorporated by reference to Exhibit 10.1 to
          the Company's Quarterly Report on Form 10-Q (File No.
          0-27491) filed on August 14, 2000).
10.43+    Second Amendment to Lease, dated May 31, 2000, between
          Daleen Technologies, Inc. and Regent Holding Corporation.
          (Incorporated by reference to Exhibit 10.2 to the Company's
          Quarterly Report on Form 10-Q (File No. 0-27491) filed on
          August 14, 2000).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.44+    Third Amendment to Lease, dated May 31, 2000, between Daleen
          Technologies, Inc. and Regent Holding Corporation.
          (Incorporated by reference to Exhibit 10.3 to the Company's
          Quarterly Report on Form 10-Q (File No. 0-27491) filed on
          August 14, 2000).
10.45     Securities Purchase Agreement dated March 30, 2001 by and
          between Daleen Technologies, Inc. and the Escrow Purchasers named therein.
10.46     Form of Certificate of Amendment for the Series F
          Convertible Preferred Stock.
10.47     Form of Warrant Agreement by and between Daleen
          Technologies, Inc. and the Escrow Purchasers name therein.
10.48     Registration Rights Agreement dated March 30, 2001 by and
          between Daleen Technologies, Inc. and the Escrow Purchasers named therein.
10.49     Escrow Agreement dated March 30, 2001 by and between Daleen
          Technologies, Inc. and the Escrow Purchasers named therein.
21.1      Subsidiaries.
23.1      Independent Auditors' Consent.

---------------

+ Previously filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of April, 2001.

                                          Daleen Technologies, Inc.

                                          By: /s/     JAMES DALEEN
                                            ------------------------------------
                                                        James Daleen
                                              Chairman of the Board and Chief
                                                 Executive Officer (Principal
                                                      Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                     SIGNATURE                                      TITLE                      DATE
                     ---------                                      -----                      ----
                 /s/ JAMES DALEEN                    Chairman of the Board and Chief       April 4, 2001
  ----------------------------------------------       Executive Officer (Principal
                   James Daleen                        Executive Officer)

                /s/ DAVID B. COREY                   President, Chief Operating Officer    April 4, 2001
  ----------------------------------------------       and Director
                  David B. Corey

               /s/ STEPHEN M. WAGMAN                 Chief Financial Officer (Principal    April 4, 2001
---------------------------------------------------    Financial and Accounting Officer)
                 Stephen M. Wagman

               /s/ PAUL G. CATAFORD                  Director                              April 4, 2001
---------------------------------------------------
                 Paul G. Cataford

                  /s/ NEIL E. COX                    Director                              April 4, 2001
---------------------------------------------------
                    Neil E. Cox

               /s/ DANIEL J. FOREMAN                 Director                              April 4, 2001
---------------------------------------------------
                 Daniel J. Foreman

               /s/ STEPHEN J. GETSY                  Director                              April 4, 2001
---------------------------------------------------
                 Stephen J. Getsy

               /s/ PAULA J. HILBERT                  Director                              April 4, 2001
---------------------------------------------------
                 Paula J. Hilbert

                /s/ OFER NEMIROVSKY                  Director                              April 4, 2001
---------------------------------------------------
                  Ofer Nemirovsky

             /s/ WILIAM A. ROPER, JR.                Director                              April 4, 2001
---------------------------------------------------
               William A. Roper, Jr.

                           DALEEN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000

                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
  Daleen Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of Daleen Technologies, Inc. and Subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, redeemable preferred stock and stockholders' (deficit) equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2000, as listed in item 14(a)2 of the Company's 2000 Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daleen Technologies, Inc. and Subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $81.7 million at December 31, 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP
------------------------------------------------------

Miami, Florida
January 24, 2001 except as to notes 2, 11 and 14 which are as of March 30, 2001

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                1999        2000
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 52,852    $ 22,268
  Restricted cash...........................................       124         931
  Securities available for sale.............................     9,385          --
  Accounts receivable, less allowance for doubtful accounts
     of $707 at December 31, 1999 and $4,600 at December 31,
     2000...................................................     3,673      13,091
  Costs in excess of billings...............................     3,514       2,213
  Unbilled revenue..........................................       136         838
  Other current assets......................................       941         904
                                                              --------    --------
          Total current assets..............................    70,625      40,245
Notes receivable............................................       159         493
Property and equipment, net.................................     4,845      10,146
Goodwill, net of accumulated amortization of $581 at
  December 31, 1999 and $15,026 at December 31, 2000........    55,211      43,012
Other intangible asset, net of accumulated amortization of
  $26 at December 31, 1999 and $786 at December 31, 2000....     2,474       1,714
Other assets................................................       567       3,852
                                                              --------    --------
          Total assets......................................  $133,881    $ 99,462
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,099    $  2,968
  Accrued payroll and other accrued expenses................    12,240      12,731
  Billings in excess of costs...............................       769       1,466
  Other current liabilities.................................       316       4,005
                                                              --------    --------
          Total current liabilities.........................    14,424      21,170
  Long term portion of capitalized lease....................        --         607
                                                              --------    --------
          Total liabilities.................................    14,424      21,777
Commitments and contingencies
Minority interest...........................................        --         184
Stockholders' equity:
  Common stock -- $.01 par value. Authorized 70,000,000
     shares; issued and outstanding 21,408,246 shares at
     December 31, 1999 and 21,781,727 at December 31,
     2000...................................................       214         218
  Stockholders notes receivable.............................      (202)       (274)
  Deferred stock compensation...............................    (3,031)     (2,148)
  Additional paid-in capital................................   160,446     161,460
  Accumulated deficit.......................................   (37,970)    (81,755)
                                                              --------    --------
          Total stockholders' equity........................   119,457      77,501
                                                              --------    --------
          Total liabilities and stockholders' equity........  $133,881    $ 99,462
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1998        1999        2000
                                                             --------    --------    --------
Revenue:
  License fees.............................................  $  1,879    $ 12,404    $ 26,886
  Professional services and other..........................     3,352       8,321      16,743
                                                             --------    --------    --------
          Total revenue....................................     5,231      20,725      43,629
                                                             --------    --------    --------
Cost of revenue:
  License fees.............................................         3          64         682
  Professional services and other..........................     4,239       7,721      13,878
                                                             --------    --------    --------
          Total cost of revenue............................     4,242       7,785      14,560
                                                             --------    --------    --------
Gross margin...............................................       989      12,940      29,069
Operating expenses:
  Sales and marketing......................................     2,435       4,342      14,680
  Research and development.................................     6,653       9,348      27,215
  Purchased in-process research and development............        --       6,347          --
  General and administrative...............................     4,824       8,965      18,210
  Amortization of goodwill and other intangibles...........        --         607      15,205
                                                             --------    --------    --------
          Total operating expenses.........................    13,912      29,609      75,310
                                                             --------    --------    --------
Operating loss.............................................   (12,923)    (16,669)    (46,241)
                                                             --------    --------    --------
Nonoperating income:
  Interest income, net.....................................       249         961       2,335
  Other income.............................................       505         368         121
                                                             --------    --------    --------
          Total nonoperating income........................       754       1,329       2,456
                                                             --------    --------    --------
Net loss...................................................   (12,169)    (15,340)    (43,785)
Accretion of preferred stock...............................       (65)       (122)         --
                                                             --------    --------    --------
Net loss applicable to common stockholders.................  $(12,234)   $(15,462)   $(43,785)
                                                             ========    ========    ========
Net loss per share -- basic and diluted....................  $  (3.78)   $  (1.06)   $  (2.02)
                                                             ========    ========    ========
Weighted average shares -- basic and diluted...............     3,240      14,548      21,671
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                   DALEEN TECHNOLOGIES INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
                                (DEFICIT) EQUITY
                 YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               REDEEMABLE PREFERRED STOCK
                                     ------------------------------------------------------------------------------
                                          SERIES A           SERIES D AND D-1            SERIES E
                                     -------------------   ---------------------   ---------------------
                                     NUMBER OF             NUMBER OF               NUMBER OF
                                       SHARES     AMOUNT     SHARES      AMOUNT      SHARES      AMOUNT     TOTAL
                                     ----------   ------   ----------   --------   ----------   --------   --------
Balance, December 31, 1997.........   3,000,000   $7,500           --   $     --           --   $     --   $  7,500
 Issuance of preferred stock --
   Series D and D-1................          --       --    4,908,379     14,232           --         --     14,232
 Accretion of preferred stock --
   Series D and D-1................          --       --           --         65           --         --         65
 Issuance of preferred stock --
   Series C........................          --       --           --         --           --         --         --
 Stock issued for consulting
   services related to Series C
   issuance........................          --       --           --         --           --         --         --
 Redemption of bridge warrents.....          --       --           --         --           --         --         --
 Stock issued for options and
   bridge warrants exercised.......          --       --           --         --           --         --         --
 Net loss..........................          --       --           --         --           --         --         --
                                     ----------   ------   ----------   --------   ----------   --------   --------
Balance, December 31, 1998.........   3,000,000    7,500    4,908,379     14,297           --         --     21,797
 Deferred stock compensation.......          --       --           --         --           --         --         --
 Non-cash stock compensation
   expense.........................          --       --           --         --           --         --         --
 Issuance of preferred stock --
   Series E, net...................          --       --           --         --    1,496,615     13,404     13,404
 Accretion of preferred stock......          --       --           --        119           --          3        122
 Exercise of stock options and
   warrents........................          --       --           --         --           --         --         --
 Payment of Stockholder note
   receivable......................          --       --           --         --           --         --         --
 Issuance of common stock for
   initial public offering, net of
   expenses........................          --       --           --         --           --         --         --
 Conversion of mandatorily
   redeemable preferred stock
   issuance of IPO.................  (3,000,000)  (7,500)  (4,908,379)   (14,416)  (1,496,615)   (13,407)   (35,323)
 Acquisition on Inlogic Software,
   Inc. plus expenses..............          --       --           --         --           --         --         --
 Net loss..........................          --       --           --         --           --         --         --
                                     ----------   ------   ----------   --------   ----------   --------   --------
Balance, December 31, 1999.........          --       --           --         --           --         --         --
 Additional expenses associated
   with IPO........................          --       --           --         --           --         --         --
 Forfeitures of unvested stock
   options.........................          --       --           --         --           --         --         --
 Non-cash stock compensation
   expense.........................          --       --           --         --           --         --         --
 Exercise of stock options and
   warrants........................          --       --           --         --           --         --         --
 Payment of stockholder note
   receivable......................          --       --           --         --           --         --         --
 Non-cash interest on stockholder
   loan............................          --       --           --         --           --         --         --
 Issuance of stockholder note......          --       --           --         --           --         --         --
 Net loss..........................          --       --           --         --           --         --         --
                                     ----------   ------   ----------   --------   ----------   --------   --------
Balance, December 31, 2000.........          --   $   --           --   $     --           --   $     --   $     --
                                     ==========   ======   ==========   ========   ==========   ========   ========


                                     SERIES C PREFERRED
                                            STOCK             COMMON STOCK
                                     -------------------   ------------------   STOCKHOLDER     DEFERRED     ADDITIONAL
                                     NUMBER OF             NUMBER OF     PAR       NOTES         STOCK        PAID-IN
                                       SHARES     AMOUNT     SHARES     VALUE   RECEIVABLE    COMPENSATION    CAPITAL
                                     ----------   ------   ----------   -----   -----------   ------------   ----------
Balance, December 31, 1997.........   1,150,493   $5,092    3,209,987   $ 32       $  --        $    --       $  3,204
 Issuance of preferred stock --
   Series D and D-1................          --       --           --     --          --             --             --
 Accretion of preferred stock --
   Series D and D-1................          --       --           --     --          --             --             --
 Issuance of preferred stock --
   Series C........................      63,091      279           --     --          --             --             --
 Stock issued for consulting
   services related to Series C
   issuance........................          --      (70)      21,600     --          --             --             70
 Redemption of bridge warrents.....          --       --           --     --          --             --             (4)
 Stock issued for options and
   bridge warrants exercised.......          --       --        8,433     --          --             --              8
 Net loss..........................          --       --           --     --          --             --             --
                                     ----------   ------   ----------   ----       -----        -------       --------
Balance, December 31, 1998.........   1,213,584    5,301    3,240,020     32          --             --          3,278
 Deferred stock compensation.......          --       --           --     --          --         (3,110)         3,110
 Non-cash stock compensation
   expense.........................          --       --           --     --          --             79             --
 Issuance of preferred stock --
   Series E, net...................          --       --           --     --          --             --             --
 Accretion of preferred stock......          --       --           --     --          --             --             --
 Exercise of stock options and
   warrents........................          --       --      800,574      8        (574)            --          1,817
 Payment of Stockholder note
   receivable......................          --       --           --     --         372             --             --
 Issuance of common stock for
   initial public offering, net of
   expenses........................          --       --    4,531,400     46          --             --         48,940
 Conversion of mandatorily
   redeemable preferred stock
   issuance of IPO.................  (1,213,584)  (5,301)  10,618,578    106          --             --         40,517
 Acquisition on Inlogic Software,
   Inc. plus expenses..............          --       --    2,217,674     22          --             --         62,784
 Net loss..........................          --       --           --     --          --             --             --
                                     ----------   ------   ----------   ----       -----        -------       --------
Balance, December 31, 1999.........          --       --   21,408,246    214        (202)        (3,031)       160,446
 Additional expenses associated
   with IPO........................          --       --           --     --          --             --           (135)
 Forfeitures of unvested stock
   options.........................          --       --           --     --          --            444           (444)
 Non-cash stock compensation
   expense.........................          --       --           --     --          --            439             --
 Exercise of stock options and
   warrants........................          --       --      373,481      4          --             --          1,593
 Payment of stockholder note
   receivable......................          --       --           --     --         122             --             --
 Non-cash interest on stockholder
   loan............................          --       --           --     --         (10)            --             --
 Issuance of stockholder note......          --       --           --     --        (184)            --             --
 Net loss..........................          --       --           --     --          --             --             --
                                     ----------   ------   ----------   ----       -----        -------       --------
Balance, December 31, 2000.........          --   $   --   21,781,727   $218       $(274)       $(2,148)      $161,460
                                     ==========   ======   ==========   ====       =====        =======       ========


                                     ACCUMULATED
                                       DEFICIT      TOTAL
                                     -----------   -------
Balance, December 31, 1997.........    (10,274)    $(1,946)
 Issuance of preferred stock --
   Series D and D-1................         --          --
 Accretion of preferred stock --
   Series D and D-1................        (65)        (65)
 Issuance of preferred stock --
   Series C........................         --         279
 Stock issued for consulting
   services related to Series C
   issuance........................         --          --
 Redemption of bridge warrents.....         --          (4)
 Stock issued for options and
   bridge warrants exercised.......         --           8
 Net loss..........................    (12,169)    (12,169)
                                       -------     -------
Balance, December 31, 1998.........    (22,508)    (13,897)
 Deferred stock compensation.......         --          --
 Non-cash stock compensation
   expense.........................         --          79
 Issuance of preferred stock --
   Series E, net...................         --          --
 Accretion of preferred stock......       (122)       (122)
 Exercise of stock options and
   warrents........................         --       1,251
 Payment of Stockholder note
   receivable......................         --         372
 Issuance of common stock for
   initial public offering, net of
   expenses........................         --      48,986
 Conversion of mandatorily
   redeemable preferred stock
   issuance of IPO.................         --      35,322
 Acquisition on Inlogic Software,
   Inc. plus expenses..............         --      62,806
 Net loss..........................    (15,340)    (15,340)
                                       -------     -------
Balance, December 31, 1999.........    (37,970)    119,457
 Additional expenses associated
   with IPO........................         --        (135)
 Forfeitures of unvested stock
   options.........................         --          --
 Non-cash stock compensation
   expense.........................         --         439
 Exercise of stock options and
   warrants........................         --       1,597
 Payment of stockholder note
   receivable......................         --         122
 Non-cash interest on stockholder
   loan............................         --         (10)
 Issuance of stockholder note......         --        (184)
 Net loss..........................    (43,785)    (43,785)
                                       -------     -------
Balance, December 31, 2000.........    (81,755)    $77,501
                                       =======     =======

          See accompanying notes to consolidated financial statements.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                                1998        1999        2000
                                                              --------    --------    --------
Cash flows from operating activities:
  Net loss..................................................  $(12,169)   $(15,340)   $(43,785)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................       918       1,591       3,092
    Amortization of deferred stock compensation.............        --          79         439
    Amortization of goodwill and other intangibles..........        --         607      15,205
    Bad debt expense........................................       247         762       4,439
    Interest income on stockholder loans....................        --        (139)        (38)
    Purchased in-process research and development...........        --       6,347          --
    Changes in assets and liabilities:
      Restricted cash.......................................        --        (124)       (807)
      Accounts receivable...................................    (1,431)     (2,506)    (13,850)
      Costs in excess of billings...........................      (503)     (3,147)      1,301
      Unbilled revenue......................................        --        (136)       (702)
      Other current assets..................................        53         (25)         15
      Other assets..........................................       (63)       (204)     (1,784)
      Notes receivable......................................        --        (159)       (304)
      Accounts payable......................................       166        (194)      1,890
      Accrued payroll and other accrued expenses............     1,332       2,934         638
      Billings in excess of costs...........................       429         390         697
      Other current liabilities.............................      (147)        256       3,591
                                                              --------    --------    --------
        Net cash used in operating activities...............   (11,168)     (9,008)    (29,963)
                                                              --------    --------    --------
Cash flows provided by financing activities:
  Proceeds from sale of preferred stock-Series C, net.......       279          --          --
  Proceeds from sale of mandatorily redeemable convertible
    preferred stock --
    Series D and D-1, net...................................    14,232          --          --
  Proceeds from sale of preferred stock -- Series E, net....        --      13,404          --
  Proceeds from exercise of stock options and bridge
    warrants:common stock/APIC..............................         8       1,825       1,597
  Net proceeds(payments) from initial public offering.......        --      48,986        (136)
  Principal payments on notes payable and capital lease
    obligations.............................................    (1,618)         --          (9)
  Issuance of notes receivable -- shareholders..............        --        (435)         --
  Repayment of notes receivable.............................                   372          --
  Acquisition of cash from Daleen Canada, Inc...............                 3,874          --
  Redemption of bridge warrants.............................        (4)         --          --
                                                              --------    --------    --------
        Net cash provided by financing activities...........    12,897      68,026       1,452
                                                              --------    --------    --------
Cash flows provided by investing activities:
  Purchase of securities available for sale.................   (48,697)    (53,750)         --
  Issuance of stockholders notes receivable.................        --          --          (3)
  Repayment of stockholders notes receivable................        --          --         122
  Sales and maturities of securities available for sale.....    44,715      50,117       9,385
  Payments related to the acquisition of Daleen Canada......        --          --      (2,246)
  Capital expenditures......................................    (2,054)     (3,507)     (7,738)
  Investment in BizProLink..................................        --          --      (1,500)
                                                              --------    --------    --------
        Net cash provided by investing activities...........    (6,036)     (7,140)     (1,980)
                                                              --------    --------    --------
Effect of exchange rates on cash and cash equivalents.......        --         251         (93)
                                                              --------    --------    --------
Net increase (decrease) in cash and cash equivalents........    (4,307)     52,129     (30,584)
Cash and cash equivalents at beginning of period............     5,030         723      52,852
                                                              --------    --------    --------
Cash and cash equivalents at end of period..................  $    723    $ 52,852    $ 22,268
                                                              ========    ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest................................................  $    142    $      1    $     --
                                                              ========    ========    ========
Non-cash investing and financing activities (in thousands):
  Issuance of common stock and stock options for acquisition
    of Daleen Canada, Inc...................................        --      65,319          --
                                                              ========    ========    ========
  Accrued acquisition costs.................................        --       2,067          --
                                                              ========    ========    ========
  Deferred Compensation.....................................        --       3,110          --
                                                              ========    ========    ========
  Preferred stock converted to common stock upon initial
    public offering.........................................        --      35,201          --
                                                              ========    ========    ========
  Capital lease additions...................................        --          --         721
                                                              ========    ========    ========
  Forfeitures of unvested stock options.....................        --          --         444
                                                              ========    ========    ========
  Sale of equipment at book value...........................        --          --          50
                                                              ========    ========    ========
  Issuance of notes receivable..............................        --          --         184
                                                              ========    ========    ========

          See accompanying notes to consolidated financial statements.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 2000

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Business

     Daleen Technologies, Inc. (the "Company" or "Daleen") is a provider of Internet software solutions that manage the revenue chain for next-generation service providers. In 2000, our product line primarily included BillPlex and eCare. The Company's products were designed to enable providers of multiple communication services to perform billing and customer care management.

     The Company has a professional services department to provide a variety of professional consulting services to assist customers with implementation, custom integration and configuration services, as well as training and support for customers and business partners. The Company maintains a customer service department to provide technical assistance to customers, in addition to providing customer care for upgrades and new releases of its products.

     In February 1996, the Company formed a foreign sales corporation, Daleen International, Inc., which is wholly-owned. Daleen International, Inc. had no operations for each of the years in the three year period ended December 31, 2000.

     In December 1999, the Company completed its acquisition of a wholly owned subsidiary, Inlogic Software, Inc. (renamed "Daleen Canada"). See note 3 for description of acquisition.

     In July 2000, we formed a subsidiary, PartnerCommunity, Inc. PartnerCommunity, Inc. provides an Internet-based partner chain management services for providers of data content and communication services that enables members to identify, form and manage partnerships with their vendors, service providers and customers to deliver innovative communications services offerings with higher speed, ease and flexibility. PartnerCommunity, Inc. also enable these service providers to build their own private community to integrate business processes with their partners and business customers and to offer partner management services.

     In September 2000, the Company formed a wholly-owned subsidiary, Daleen Technologies Europe B.V., a corporation formed under the laws of the Netherlands with its registered office in Amsterdam, to carry out the European operations.

  (b) Principles of Consolidation

     The consolidated financial statements include the accounts and operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

  (c) Revenue Recognition

     The Company recognizes revenue under Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2") for all software transactions entered into that do not require significant production, modification or customization. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence ("VSOE") of the relative fair values of the elements. VSOE is determined by the price charged when the element is sold separately. The revenue allocated is recognized when persuasive evidence of an arrangement exists, the software has been delivered, the fee is fixed and determinable and collectibility is probable. An arrangement fee is generally not presumed to be fixed or determinable if payment of a significant portion of the licensing fee is not due until after expiration of the license or more than 12 months after delivery. Revenue related to arrangements containing extended payment terms where the fees are not considered fixed and determinable is deferred until payments are due. If collectibility is determined to not be probable, revenue is recognized when cash is received.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     The Company recognizes revenue from fixed fee service contracts using the percentage of completion method, based on the ratio of total labor hours incurred to date to total estimated labor hours. Changes in job performance, job conditions, estimated profitability and final contract settlement may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor and supplies. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Amounts billed in excess of revenue recognized to date are classified as "Billings in excess of costs," whereas revenue recognized in excess of amounts billed are classified as "Costs in excess of billings" in the accompanying consolidated balance sheets.

     Revenue related to professional services under a time and materials arrangement is recognized as services are performed.

     Revenue related to customer maintenance agreements is deferred and recognized ratably on a straight-line basis over the maintenance period of the agreement.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") SAB No. 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the U.S. to revenue recognition in financial statements. In March 2000, the SEC issued SAB 101A, which delayed the implementation date of SAB No. 101. In June 2000, the SEC issued SAB 101B, which further delayed the implementation date of SAB 101. The Company adopted the provisions of SAB No. 101 beginning October 1, 2000. The adoption of SAB No. 101 did not have an impact on the Company's revenue recognition policies.

  (d) Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

  (e) Notes Receivable

     Notes receivable are recorded at cost, less any related allowance for impaired notes receivable. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Notes receivable at December 31, 2000 are not considered to be impaired.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

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

  (h) Software Development Costs

     The Company accounts for software development costs under Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for Costs of Computer Software to Be Sold, Leased or Otherwise Marketed ("SFAS No. 86"). Under SFAS No. 86, the costs associated with software development are required to be capitalized after technological feasibility has been established. Based on the Company's product development process, technological feasibility is generally established upon completion of the working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release are insignificant and, as a result, the Company has not capitalized any software development costs.

  (i) Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of

     Pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of assets to be held and used is determined by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

  (k) Stock Option Plans

     The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net loss and pro forma net loss per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures provisions of SFAS No. 123.

     In March 2000, the FASB issued Financial Interpretation No. 44 ("FIN 44"). "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB No. 25." FIN 44 clarifies the application of APB 25 for certain issues including: (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which were effective after December 15, 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

  (l) Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (SFAS No. 107), requires disclosure of fair value of certain financial instruments. Cash and cash equivalents, restricted cash, accounts receivable, securities available for sale, costs in excess of billings and other current assets, as well as accounts payable, accrued expenses and other current liabilities, as reflected in the consolidated financial statements, approximate fair value because of the short-term maturity of these instruments. In addition, the Company utilized letters of credit to back certain leases. (See note 8). The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place.

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

  (m) Use of Estimates

     Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these accompanying financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     The Company experienced significant operating losses in 2000. At December 31, 2000, management believes the net book values of its long-lived assets, including the $43.0 million net book value of goodwill, are recoverable from future cash flows over the remaining estimated lives of the respective assets. However, the business environment in which the Company is operating is changing rapidly. In addition, the Company's liquidity situation and the resultant actions taken by management in 2001 to restructure the Company (see note 14), coupled with further actions being contemplated, will result in management continuing to review during 2001 the recoverability of all long-lived assets, including goodwill. In light of the Company's current operating environment, future projected cash flows may be subject to significant variability. As a result, it is possible that the Company will recognized impairment charges related to goodwill in 2001. With respect to long-lived assets other than goodwill, given the restructuring actions which were implemented in the first quarter of 2001 and the additional restructuring actions being contemplated by management, it is possible that in 2001 there will be impairment charges and accelerated amortization expense related to such assets.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

  (n) Goodwill and Other Intangible Assets

     Goodwill represents the excess of the cost to acquire Daleen Canada over the fair value of the assets and liabilities purchased (see note 3). Goodwill is being amortized on a straight-line basis over four years -- the expected period to be benefited.

     Other intangibles represent the fair value of the employee work force acquired from Daleen Canada and are also being amortized over four years.

     The Company assesses the recoverability of these intangible assets by determining whether the amortization of the goodwill and other intangible asset balances over their remaining lives can be recovered through undiscounted future operating cash flows over the remaining amortization period. The Company's carrying value of goodwill and other intangible assets would be reduced by the estimated shortfall of cash flows, discounted at a rate commensurate with the associated risks. The assessment of the recoverability of goodwill will be impacted if the estimated future operating cash flows are not achieved.

     In December 2000, the Company reduced other intangible assets by $135,167. Due to the implementation of the restructuring in January 2001 described in footnote 14, the Company wrote off the remaining book value for those employees who were part of the workforce reduction that were included in the other intangible at the date of acquisition.

  (o) Basic and Diluted Net Loss per Share

     Basic and diluted net loss applicable to common stockholders per share was computed by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for each period presented. Common stock equivalents were not considered for each of the years in the three-year period ended December 31, 2000 since their effect would be antidilutive. Common stock equivalents amounted to 3,374,557 shares as of December 31, 2000. Net loss applicable to common stockholders differs from net loss in the years ended December 31, 1998 and 1999 due to the accretion on the Company's preferred stock outstanding during the respective periods.

  (p) Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and (b) display the accumulated balance of other comprehensive income separately from accumulated deficit and additional paid in capital in the equity section of the balance sheets. Comprehensive income is defined as a change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. There were no differences between net loss and comprehensive loss for each of the years in the three-year period ended December 31, 2000.

  (q) Foreign Currency Translation

     The functional currency of the Company's foreign subsidiaries is the respective local currencies. The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using the current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates prevailing during the year. The adjustments resulting from the translation of foreign currency financial statements for the years ended December 31, 1999 and 2000 were immaterial and were recorded in the consolidated statements of operations for the respective periods. The Company had no foreign operations for the year ended December 31, 1998.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

     The Company enters into transactions based on the Company's local currency, which results in limited foreign currency risk. The Company did not engage in foreign currency hedging in the three-year period ended December 31, 2000.

  (r) Segment Information

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The Company operates in one segment for management reporting purposes, the development and marketing of revenue chain software. Although the Company has foreign subsidiaries the Company does not assess the performance of its subsidiaries on a stand-alone basis. The revenue generated by the foreign operations of the Company was not material in the periods presented.

  (s) Derivatives

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133). SFAS No. 133 established accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133, as amended, is effective for all quarters beginning after June 15, 2000. The Company adopted SFAS No. 133 in July 2000. The adoption of SFAS No. 133 did not have a material affect on the Company's consolidated financial position or results of operations since the Company had no derivative instruments or hedging activities during the year ended December 31, 2000.

  (t) Investment in Nonpublic Affiliate

     The Company accounts for its minority equity investment in a nonpublic affiliate using the cost method.

(2) LIQUIDITY

     The Company has incurred losses for each of the years in the three-year period ended December 31, 2000 and has an accumulated deficit of $81.7 million at December 31, 2000. Cash and cash equivalents at December 31, 2000 are $22.3 million. Cash used in operations in 2000 was $30 million. During this period, the Company incurred significant costs related to the acquisition of Daleen Canada, development of its primary products, entrance into international markets, formation of the Company's subsidiaries and efforts to increase the employee workforce throughout all areas of the organization. Current cash and cash equivalents will be insufficient to fund operations in 2001.

     The Company has developed a plan to address these liquidity issues. Such plan includes raising additional capital and restructuring operations in the attempt to reduce certain costs. The actions taken by the Company thus far are as follows:

     Series F Convertible Preferred Stock

     On March 30, 2001, the Company entered into definitive agreements (collectively, the "Purchase Agreements") for the sale (the "Private Placement") of $27.5 million of Series F convertible preferred stock ("Series F Preferred Stock") and warrants to purchase preferred stock (the "Warrants"), see note 14(a). The consummation of the Private Placement is subject to receipt of formal approval from the Company's stockholders by July 30, 2001. The purchasers deposited the $27.5 million purchase price in escrow pending stockholder approval. In the event the stockholders do not approve the Private Placement by July 30, 2001, the

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES funds held in escrow will be returned to the purchasers. The stockholders will vote on such matters at the annual stockholders' meeting, currently scheduled for June 2001. Pursuant to the Company's Certificate of Incorporation, the approval of the holders of 66 2/3% of the Company's common stock will be required to amend the Company's Certificate of Incorporation to increase the number of shares of authorized common stock and to create and designate the terms of the Preferred Stock. Both of these amendments are required for the consummation of the Private Placement. Certain stockholders of the Company, including stockholders that have agreed to purchase Series F Preferred Stock and Warrants in the Private Placement, as well as the directors of the Company and their affiliates, have agreed to vote their shares of the Company's common stock in favor of the Private Placement. These stockholders own approximately 51.3% of the outstanding common stock of the Company. Accordingly, the Company must obtain the approval of the holders of an additional 15.4% of the outstanding common stock in order to obtain stockholder approval. The proceeds from the Private Placement are necessary for the Company to sustain operations and meet its financial obligations into 2001.

     Restructuring Activities

     In January 2001, the Company announced a restructuring plan in an attempt to reduce certain operating costs, and is considering further actions in the second quarter of 2001. See note 14(b).

     Management believes that the proceeds from the Private Placement and the Company's restructuring activities will enable the Company to meet its financial obligations through 2001. Failure to obtain stockholder approval of the Private Placement by July 30, 2001 and receive the proceeds of the Private Placement from escrow, and to sufficiently reduce certain operating costs as a result of planned and contemplated restructuring activities would have a material adverse effect on the Company's ability to continue as a going concern.

(3) ACQUISITION

     On December 16, 1999 ("the acquisition date"), the Company acquired the stock of Daleen Canada in a purchase business combination. This transaction expanded our customer management and billing product through the addition of Internet-enabled customer care and electronic bill presentment and payment, together with business-to-business gateway solutions. All of Daleen Canada's shares and options were exchanged for the following:

     - 2,217,674 shares of common stock valued at $60.7 million. The valuation of the common stock was determined by the stock price two days after December 16, 1999, which was the date of the acquisition, was announced and terms were agreed.

     - Issuance of 167,361 stock options to Daleen Canada's employees valued at $4.6 million. Valuation was determined using the Black-Scholes option pricing model on the date of the acquisition.

     In addition, the Company incurred direct acquisition costs of approximately $2.2 million.

     The transaction resulted in a one-time charge of $6.3 million related to the write-off of purchased in-process research and development. The Company hired an outside professional valuation consultant to value the purchased in-process research and development. In process research and development relates to the development of numerous products that provide web interfaces and other operational support system products at the time of the acquisition, the products were in the early stages of their development and were undergoing further development and integration with our products. The value assigned to in-process research and development was determined based on management's estimates of the percentage of completion of the underlying development effort, resulting net cash flows from Daleen Canada's products and the discounting of such cash flows back to their present value.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

     The acquisition was accounted for as a purchase transaction and, accordingly, the acquisition price was allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition date. Other intangibles represent the purchased employee work force of Daleen Canada. The excess of the consideration paid over the estimated fair value of net assets, other intangible and purchased in-process research and development acquired was recorded as goodwill, which is being amortized over four years.

     The consolidated statement of operations for the years ended December 31, 1999 included the operating results of Daleen Canada from the date of acquisition. The purchase price was allocated as follows:

                                                              (IN THOUSANDS)
Purchased in process research and development...............     $ 6,347
Working capital.............................................         360
Deferred compensation.......................................       2,530
Employee work force.........................................       2,500
Goodwill....................................................      55,792
                                                                 -------
                                                                 $67,529
                                                                 =======

     The following unaudited pro forma results of operations of the Company for the years ended December 31, 1998 and 1999 assume the acquisition occurred as of the beginning of 1998 and 1999. The pro forma results give effect to certain adjustments, which include depreciation and amortization of intangible assets. The costs associated with the in-process research and development were not included in the pro forma results since they are considered to be a one-time non-recurring charge. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future.

                                                                 1998           1999
                                                              -----------    ----------
                                                              (IN THOUSANDS EXCEPT PER
                                                                     SHARE DATA)
Total revenue...............................................   $  6,899        22,577
                                                               ========       =======
Net loss applicable to common stockholders..................   $(27,695)      (27,517)
                                                               ========       =======
Net loss applicable to common stockholders per share --basic
  and diluted...............................................   $  (5.07)        (1.64)
                                                               ========       =======

(4) INITIAL PUBLIC OFFERING

     On October 6, 1999, the Company and certain selling stockholders sold 4.1 million shares of its common stock in an initial public offering ("IPO") from which the Company received proceeds of approximately $44.2 million after payment of underwriter discounts and commissions and payment of IPO expenses. Concurrently, the outstanding preferred stock as described in note 10 was automatically converted to common stock.

     On October 28, 1999, the underwriters of the Company's IPO exercised their option to purchase 431,000 additional shares of the Company's common stock from which the Company received proceeds of $4.8 million.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

(5) PROPERTY AND EQUIPMENT, NET

     Property and equipment, net consist of the following at December 31:

                                             1999       2000      ESTIMATED USEFUL LIFE
                                            -------    ------    -----------------------
                                             (IN THOUSANDS)
Computer hardware.........................  $ 3,943     6,208           3-5 years
Purchased computer software...............    1,055     2,851           3-5 years
Office furniture and equipment............    1,657     4,237    5-7 years or lease term
Leasehold improvements....................      932     2,799          lease term
Patents & trademarks......................       --        11           20 years
Construction in progress..................      682       474              --
                                            -------    ------
                                              8,269    16,580
Less accumulated depreciation and
  amortization............................   (3,424)   (6,434)
                                            -------    ------
Property and equipment, net...............  $ 4,845    10,146
                                            =======    ======

(6) INCOME TAXES

     Pretax losses are derived from the following sources:

                                                           1998       1999      2000
                                                          -------    ------    ------
                                                                (IN THOUSANDS)
Domestic................................................  $12,169     8,284    33,626
Foreign.................................................        0     7,056    10,159
                                                          -------    ------    ------
                                                          $12,169    15,340    43,785
                                                          =======    ======    ======

     The Company did not have income tax expense for each of the years in the three year period ended December 31, 2000. This differed from an income tax benefit computed by applying the Federal income tax rate of 34 percent to pretax losses as a result of the following:

                                                          1998       1999      2000
                                                         -------    ------    -------
                                                                (IN THOUSANDS)
Computed "expected" tax benefit........................  $ 4,137     5,216     14,887
Increase (reduction) in income taxes resulting from:
  State income taxes (net of federal benefit)..........      439       515      1,562
  Increase in the valuation allowance for deferred tax
     assets............................................   (4,360)   (6,146)   (16,876)
  Other items..........................................     (216)      415        427
                                                         -------    ------    -------
                                                         $    --        --         --
                                                         =======    ======    =======

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1999 and 2000, are presented below:

                                                                1999       2000
                                                              --------    -------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 15,139     26,380
  Depreciation and amortization.............................       200        362
  Daleen Canada goodwill....................................     2,487      4,821
  Allowance for doubtful accounts...........................       267      1,740
  Research and experimentation credit carryforwards.........       749      1,325
  Accrued expenses..........................................       242        343
  Other.....................................................       107        (23)
                                                              --------    -------
  Gross deferred tax assets.................................    19,191     34,948
  Less valuation allowance..................................   (18,124)   (34,438)
                                                              --------    -------
          Total deferred tax asset..........................  $  1,067        510
Deferred tax liabilities:
  Costs in excess of billings...............................     1,067        510
                                                              --------    -------
          Net deferred tax asset............................  $     --         --
                                                              ========    =======

     Realization of deferred tax assets associated with net operating loss and research and experimentation credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that it is more likely than not that these net operating losses and research and experimentation credit carryforwards will expire unused and, therefore, has established a valuation allowance for the entire deferred tax assets, net of the deferred tax liabilities. Of the total increase in the valuation allowance for the year ended December 31, 2000 approximately $326,000 was attributed to net operating losses generated from the exercise of non-statutory employee stock options [the benefit of which will be credited to additional paid-in capital when realized] and approximately $888,000 was attributed to the redetermination of the deferred tax asset from the 1999 acquisition of Daleen Canada.

     Net operating loss carryforwards for U.S. and State income tax purposes amount to approximately $64,400,000 and expire through year 2020. Of the total net operating loss carry forward, the future utilization of approximately $14,824,000 will be subject to an annual limitation prescribed by the tax law as a result of changes in the ownership of the Company which has occurred over the past several years, including the most recent closing of the Series F Preferred Stock. Total net operating loss carryforwards includes approximately $1,712,000 of tax benefits from the exercise of employee stock options that expire through year 2020 and will be credited to additional paid-in capital when they are realized. In addition, the Company has net operating loss carryforwards for Canada of approximately $14,971,000, which expire through year 2007.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

(7) ACCRUED PAYROLL AND OTHER ACCRUED EXPENSES

     Accrued payroll and other accrued expenses consist of the following at December 31:

                                                               1999        2000
                                                              -------     ------
                                                                (IN THOUSANDS)
Accrued payroll and related expenses........................  $   788      1,788
Due to subcontractors.......................................      800      1,251
Accrued bonuses.............................................    2,856      2,865
Acquisition costs...........................................    2,067         --
Dividend payable to former Inlogic shareholders.............    4,800        800
Accounts payable............................................      166      2,037
Accrued software licenses...................................       --      1,262
Sales tax payable...........................................       12        698
Accrued professional fees...................................      187        713
Deferred rent...............................................       94        525
Other accrued expenses......................................      470        792
                                                              -------     ------
                                                              $12,240     12,731
                                                              =======     ======

(8) COMMITMENTS

  (a) Leases

     The Company entered into agreements to lease office facilities and certain equipment in Boca Raton, Atlanta and Toronto under operating leases which expire on various dates through May 2008. Generally accepted accounting principles require that the full costs of a lease be recognized ratably over the term of the lease. Accordingly, the Company has recorded deferred credits as of December 31, 1999 and 2000 of $93,692 and $524,973 respectively to reflect the excess of rent expense over cash payments related to these leases. These credits are included as part of accrued payroll and other accrued expenses in the consolidated balance sheets in each period.

     The Company has a letter of credit in the amount of $643,750 to collateralize the lease payments on the Toronto facility.

     The Company leases certain furniture and equipment under a capital lease that expires December 2006. The gross amount of the furniture and equipment and related accumulation amortization recorded under capital leases are as follows:

                                                              1999      2000
                                                              ----      ----
                                                              (IN THOUSANDS)
Furniture and Equipment.....................................   $--      721
Less Accumulated Amortization...............................   --       (10)
                                                               --       ---
TOTAL.......................................................   $--      711
                                                               ==       ===

     The Company utilizes a letter of credit to collateralize this capital lease in the amount of approximately $725,000.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2000 are as follows:

YEAR ENDING DECEMBER 31,                                  CAPITAL LEASES    OPERATING LEASES
------------------------                                  --------------    ----------------
                                                                    (IN THOUSANDS)
2001....................................................      $ 157               2,449
2002....................................................        158               2,583
2003....................................................        157               2,601
2004....................................................        158               2,324
2005....................................................        157               1,468
2006 and thereafter.....................................        145               2,420
                                                              -----              ------
Total minimum lease payments............................      $ 932              13,845
                                                              =====              ======
Less amount representing interest.......................       (196)
                                                              -----
Present value of minimum capital lease payments.........        736
Less current maturities of capital lease payments.......       (129)
                                                              -----
                                                              $ 607
                                                              =====

     As a result of the restructuring announced in the first quarter 2001 the Company is reviewing alternatives for the above obligations related to the unused office space that was created as a result of the reductions in workforce. In January 2001, the Company reached a buyout agreement for some of the Toronto unused office space in the amount of $38,000, which will reduce the commitments above by $4,000 in 2001 and $43,000 in 2002. The Company is pursuing other possibilities of lease buyouts or attempting to sublease the unused portion of premises in Boca Raton, Toronto and Atlanta in order to reduce the above commitment.

     The Company also subleases some office space in Toronto. The amounts of minimum lease payments are offset by future minimum rental receipts from sub lessee of $53,415 in each of the years 2001 through 2003 and $8,902 in 2004.

     Total rent expense for operating leases was $370,919, $648,324 and $2,648,113 for the years ended December 31, 1998, 1999 and 2000, respectively.

  (b) Contribution Plans

     Daleen Technologies, Inc. 401(k) Profit Sharing Plan ("the Plan") covers substantially all of its U.S. employees. The Company matched 35% of the employees' contribution in 2000 and 25% in both 1998 and 1999, up to a maximum of 8 percent deferral made by the employees. In addition, the Plan allows discretionary contributions from the Company. The total expense associated with the Plan for 1998, 1999 and 2000 was $71,923, $237,995 and $571,587,
respectively.

     In 2000, Daleen Canada established a Group Retirement Plan (the "Daleen Canada Plan"). The Daleen Canada Plan consists of a Deferred Profit Sharing Plan
(DPSP) and a Group Registered Retirement Savings Plan (RRSP). The Daleen Canada Plan covers substantially all of its Canadian employees. The Plan contributes to the DPSP $0.35 for each $1.00 of employee contribution to the RRSP, to a maximum of 2.8% of total earnings subject to maximum limits set by the Income Tax Act. The total expense for this plan was $25,489 in the year 2000.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

  (c) Employment Agreements

     The Company has employment agreements with specified employment terms with two executives that provide for annual base salaries, annual salary increases, an annual bonus and periodic stock option grants subject to the approval by the compensation committee of the Company's board of directors. The terms of their agreements vary in length up to three years and provide for aggregate annual base salaries of $537,625. These agreements, and other employment agreements with other executives that do not have specified employment terms, provide for severance payments of up to two years base salary.

  (d) Litigation

     The Company is the defendant in a number of lawsuits and claims incidental in its ordinary course of business. The Company does not believe the outcome of any of this litigation would have a material adverse impact on the financial position or the results of operations of the Company.

(9) STOCKHOLDERS' EQUITY

  (a) Stock Options

     The Company has seven fixed stock option plans: the 1994 Employee Non-Qualified Stock Option Plan ("the 1994 Plan"), the 1995 Qualified Employee Incentive Stock Option Plan ("the 1995 Plan"), the 1996 Employee Non-Qualified Stock Option Plan ("the 1996 Plan"), the 1997 Employee Incentive Stock Option Plan ("the 1997 Plan"), the 1998 Non-Qualified Employee Stock Option Plan ("the 1998 Plan"), the 1998 Qualified Employee Incentive Stock Option Plan ("the 1998 ISO Plan"), and the Amended and Restated 1999 Stock Incentive Plan ("the 1999 Plan"). Each Plan provides that the exercise price of the options granted will be issued at no less than the fair market value of the underlying common stock at the date of grant. A summary of the Company's stock option plans is presented below:

                                SHARES
                              AUTHORIZED
                             FOR ISSUANCE                                 CONTRACTUAL LIFE
                              UNDER PLAN          VESTING PERIOD             OF OPTIONS
                             ------------   ---------------------------  -------------------
1994 Plan..................     125,000     100% upon grant              5 years from grant
1995 Plan..................     200,000     100% upon grant              5 years from grant
1996 Plan..................     400,000     100% upon grant              5 years from grant
1997 Plan..................     200,000     1/3 each year for first      5 years from grant
                                            three years from grant
1998 Plan..................     500,000     23% to 50% per year          5 years from grant
                                            beginning one year from
                                            grant
1998 ISO Plan..............   1,600,000     25% each year for first      5 years from grant
                                            four years from grant
1999 Plan..................   1,349,000     25% each year for first      10 years from grant
                                            four years from grant

     The 1999 Plan authorizes the Company to automatically adjust the number of shares of common stock available for issuance on the first day of each fiscal year beginning in 2000, up to an annual increase of 5,000,000 shares subject to a maximum of 20% of the fully-diluted shares outstanding at the time. The number of shares authorized under the 1999 Plan has increased to 5,648,881 shares in 2000.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

     A summary of the status of the Company's stock option plans, as of December 31, 1998, 1999 and 2000, and changes during the years then ended, is presented below:

                                            1998                    1999                    2000
                                    ---------------------   ---------------------   ---------------------
                                                WEIGHTED-               WEIGHTED-               WEIGHTED-
                                                 AVERAGE                 AVERAGE                 AVERAGE
                                                EXERCISE                EXERCISE                EXERCISE
                                     SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                                    ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning of
  year............................  1,476,498     $2.67     2,363,697    $ 2.89     3,794,256     10.58
Granted...........................  1,012,600      3.25     2,250,613     15.98     2,702,076     13.35
Exercised.........................     (8,433)     3.13      (800,574)     2.04      (391,006)     2.88
Forfeited.........................   (116,968)     3.13       (19,480)     4.74      (684,363)    17.04
                                    ---------               ---------               ---------
Outstanding at end of year........  2,363,697     $2.89     3,794,256    $10.58     5,420,963     11.75
                                    =========               =========               =========
Options exercisable at end of
  year............................    957,814                 742,930               1,252,384
Weighted average fair value of
  options granted during the
  year............................                $0.61                  $ 2.87                  $ 7.58

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                           OPTIONS OUTSTANDING               OPTION EXERCISABLE
                  --------------------------------------   -----------------------
                                 WEIGHTED-
                                  AVERAGE      WEIGHTED-                 WEIGHTED-
                                 REMAINING      AVERAGE                   AVERAGE
RANGE OF            NUMBER      CONTRACTUAL    EXERCISE      NUMBER      EXERCISE
EXERCISE PRICES   OUTSTANDING   LIFE (YEARS)     PRICE     EXERCISABLE     PRICE
---------------   -----------   ------------   ---------   -----------   ---------
$ 0.01 to $ 3.00     258,528        3.54        $ 2.08        224,560     $ 2.39
$ 3.25             1,168,771        2.57          3.25        631,704       3.25
$ 3.44 to $ 9.00     832,050        9.00          7.05        141,439       7.61
$ 9.44               542,529        9.80          9.44              0         --
$ 9.91 to $13.63     642,307        9.44         12.54          7,928      12.88
$13.88 to $16.75     627,500        9.52         15.96          2,000      13.88
$16.81 to $20.31     275,745        9.17         18.11         10,375      17.84
$21.38               648,125        9.00         21.38        161,976      21.38
$21.88 to $46.94     423,408        9.02         26.75         71,902      28.08
$52.69                 2,000        8.90         52.69            500      52.69
                   ---------                                ---------
                   5,420,963        7.55        $11.75      1,252,384     $ 7.58
                   =========                                =========

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. The fair value of each option granted to employees is estimated on the date of grant using the Black-Scholes Option Pricing model with the following assumptions:

                                                          1998        1999       2000
                                                        ---------    -------    -------
Expected life.........................................  4-5 years    5 years    5 years
Dividends.............................................    None        None       None
Risk-free interest rate...............................    5.39%       5.65%      4.99%
Expected volatility...................................     0%        116.8%     125.0%

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

     Had compensation expense for the Company's plans been determined consistent with FAS No. 123, the Company's net loss and net loss per share would have been increased to pro forma amounts indicated below:

PRO FORMA DISCLOSURES                                    1998       1999       2000
---------------------                                  --------    -------    -------
                                                               (IN THOUSANDS)
Net loss:
  As reported........................................  $(12,169)   (15,340)   (43,785)
  Pro forma..........................................   (12,444)   (16,569)   (55,127)
Net loss per share:
  As reported........................................     (3.78)     (1.06)     (2.02)
  Pro forma..........................................     (3.84)     (1.15)     (2.54)

     In June 2000, the Company granted stock options to a marketing executive under the 1999 Plan at an exercise price less than the fair market value of the underlying common stock of the Company at the date of grant. These grants will result in the recognition of compensation expense of $586,000 over their one-year vesting period, which began in July 2000. Approximately $293,000 of the expense was recorded as sales and marketing expense for the year ended December 31, 2000.

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

     In 2000, the Company designated 10,000,000 shares, par value $0.0001 per share, of authorized Preferred Stock as Series A Convertible Preferred
Stock -- PartnerCommunity, Inc. (the "Series A Preferred-PartnerCommunity"). The Company's subsidiary issued 9.5 million shares to the Company. The Company contributed $3 million and certain assets for those shares. This transaction was eliminated upon consolidation. The remaining 500,000 shares were issued to an executive of PartnerCommunity, Inc. for consideration of $184,000 payable in the form of a promissory note.

  (c) Warrants

     The Company has outstanding warrants of 1,729,147 shares at December 31, 2000. 1,250,000 warrants are related to Series B Preferred Stock and expire in 2002 and 285,000 warrants are related to Series C Preferred Stock and expire in 2003. The remaining warrants were issued in connection with issuance of debt in 1997 and 1998 with exercise prices between $3 to $4 per share. These warrants expire throughout 2002 and 2003.

(10) REDEEMABLE PREFERRED STOCK

     On September 12, 1997, the Company completed a sale of mandatorily redeemable convertible Series A preferred stock ("Series A Preferred Stock") to a venture capital fund. The Company issued 3,000,000 shares

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES of Series A Preferred Stock to the fund at $2.50 per share for total proceeds of $7,500,000. The Series A Preferred Stock was convertible on a one-to-one basis into the Company's common stock at the option of the holder, until an IPO occurs, at which time the Series A Preferred Stock would be automatically converted. In addition, the Company issued to the venture capital fund 1,250,000 warrants to purchase Series B Preferred Stock at $4.00 per share. As a result of the offering of the Series D Preferred Stock, the warrants were repriced to $3.056. The Series B Preferred Stock was also convertible to common stock on a one-to-one basis and had the same automatic conversion features as the Series A Preferred Stock.

     In June 1998, the Company completed a private placement with a group of venture capital funds for an investment of $15,000,006 in the Company. Under the terms of the private placement, the Company issued 4,221,846 shares and 686,533 shares, respectively, of newly authorized Series D and D-1 redeemable convertible preferred stock ("Series D and D-1 Preferred Stock"). The Series D and D-1 Preferred Stock was convertible on a one-to-one basis into the Company's common stock at the option of the holder and was automatically convertible to common stock in the event of an IPO of at least $20,000,000 at a price per share of at least three times the Series D and D-1 Preferred Stock conversion price ($9.00). The fair market value was equal to the conversion price per share at the date of issuance. The Company was required to redeem one-third of the Series D and D-1 Preferred Stock on each of June 18, 2002, 2003 and 2004. Costs of the offering were $768,275 and were recorded as a discount to the fair value of the Series D and D-1 Preferred Stock at its date of issuance. This discount was accreted into the carrying value of the Series D and D-1 Preferred Stock, using the effective interest method, so that one-third of the carrying value of the Series D and D-1 Preferred Stock will equal its redemption value on each of June 18, 2002, 2003 and 2004. The net proceeds of the private placement after payment of expenses were used for working capital and to repay notes payable and accrued interest of approximately $1,800,000.

     In June, 1999 the Company completed a sale of mandatorily redeemable convertible Series E Preferred Stock ("Series E Preferred Stock") to a private company. The Company issued 1,496,615 shares of Series E Preferred Stock at $9.00 per share for total proceeds of $13.5 million. The Series E Preferred Stock was convertible on a one to one basis into the Company's common stock at the option of the holder, until an IPO occurs, at which time the Series E Preferred Stock is automatically converted.

     The Company completed its IPO in October 1999. At that time, all Redeemable Preferred Stock was converted to common stock based on the above features.

(11) LINE OF CREDIT

     The Company had a $10 million unsecured revolving line of credit with a financial institution available through February 28, 2002. In order to have access to this unsecured revolving line of credit, the Company is required to maintain a $10 million compensating balance with this financial institution. As of March 30, 2001, the Company was not in compliance with this compensating balance arrangement. There are no amounts outstanding on this line of credit at December 31, 2000.

(12) BUSINESS AND CREDIT CONCENTRATIONS

     A greater percentage of business is now being performed with customers located in different areas of the United States and in Latin America and Europe.

     During the year ended December 31, 1998, 98 percent of the Company's total revenue were attributed to five customers. Sales to five customers in 1998 accounted for 19 percent, 22 percent, 27 percent, 15 percent and 15 percent. There were no sales in 1999 and 2000 to any customers, which represented greater than 10% of total revenue. In addition, there were accounts receivable from one customer, three customers and one customer at December 31, 1998, 1999 and 2000 respectively, each of which exceeded 10 percent of total accounts receivable and aggregated approximately $1,130,000, $1,597,640 and $2,017,500, respectively.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

     The Company estimates an allowance for doubtful accounts based on an analysis of collections in prior years, the credit worthiness of its customers, general economic conditions and other factors. The current financial difficulties in the target markets the customers operate in and the recent economic downturn caused the Company to increase its allowance for doubtful accounts for the year ended December 31, 2000. Consequently, the continuation of these factors could affect the Company's estimate of its doubtful accounts.

(13) RELATED PARTY TRANSACTIONS

     A member of the board of directors is the Senior Vice President and Chief Financial Officer of Science Applications International Corporation ("SAIC"). SAIC is a significant stockholder of the Company. Revenue related to SAIC for the year ended December 31, 2000 was $391,464. SAIC owns 43 percent of all voting stock of Danet, Inc. and 100 percent of the voting stock of Telcordia. Danet is a customer and a distributor of the Company. Sales to Danet for the years ended December 31, 1998, 1999 and 2000 amounted to $334,794, $1,031,350, and $0 respectively. The Company paid Danet, in its capacity as distributor of its products, $2.2 million, $99,468 and $144,862 for the years ended December 31, 1998, 1999 and 2000. The Company has a strategic alliance relationship with Telcordia. No revenue was received and no payments were made in connection with this relationship for each of the years in the three-year period ended December 31, 2000.

     In September 2000, the Company entered into a service agreement with Danet to perform work on behalf of the Company. The agreement calls for payments totaling $240,000 during 2001.

     The Company offers loans to several executive officers and other employees for purposes of providing funds for the exercise of vested, non qualified stock options and payment of tax obligations resulting from the exercise of those options. The loans bear interest at a rate of 8.75% per annum. All principal and accrued interest payable under the notes is due not later than five years from their issue date. The loans are full recourse and each officer has pledged the stock issued upon exercise as security for the loan. As of December 31, 1999 and 2000, the balance on these loans was approximately $159,000 and $493,000, respectively.

     The Company loaned executive officers and other employees an amount to pay the income tax related to the exercise of stock options. The total amounts of loans were approximately $498,000 of which $389,000 was repaid as of December 31, 2000.

     In November 2000, the Company purchased 296,699 shares of Series B Convertible Preferred Stock, $.001 par value, from BizProLink.Com, Inc. for $1,500,000. BizProLink.Com, Inc. ("BizProLink"), a nonpublic entity, is a customer of the Company. The purchase agreement contains a call provision, which states that any time after the fifth anniversary of the Closing Date, and before consumption of an initial public offering, BizProLink, Inc. has the right but not the obligation, to repurchase all the Series B Preferred Stock at a price per share equal to the greater of (i) the fair value thereof as determined in writing by an Independent Investment Bank mutually acceptable to the Company and BizProLink and (ii) the price per share at which the Series B Preferred Stock was issued as adjusted for stock splits or similar transactions. The investment in BizProLink is included in other assets in the accompanying balance sheet at December 31, 2000 and is accounted for using the cost method.

     In January 2001, the Company loaned the Chairman and CEO of the Company and his wholly-owned limited partnership ("Makers") $1,237,823. The loan bears interest at a rate of 8.75% per annum. The principal and any unpaid accrued interest are payable in full January 31, 2006. The loan is secured by 901,941 shares of the Company's common stock, and is non-recourse to the Makers except to the extent of the collateral.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

(14) SUBSEQUENT EVENTS

  (a) Series F Preferred Stock

     On March 30, 2001, the Company entered into the Purchase Agreements for the Private Placement of $27.5 million of Series F Preferred Stock and Warrants. The consummation of the Private Placement is subject to the receipt of approval from the stockholders of the Company, including approval of an amendment to increase the number of authorized shares of common stock and to create and designate the Series F Preferred Stock. The purchasers deposited the $27.5 million in escrow. These escrowed funds will be released to the Company upon receipt of stockholder approval by July 30, 2001. If the Company does not obtain approval on or before July 30, 2001, the Private Placement will be deemed null and void. Pursuant to the Company's Certificate of Incorporation, the approval of the holders of 66 2/3% of the Company's outstanding common stock will be required to amend the Company's Certificate of Incorporation to increase the number of shares of authorized common stock and to create and designate the terms of the Preferred Stock. Both of these amendments are required for the consummation of the Private Placement. Certain stockholders of the Company, including stockholders that have agreed to purchase Series F Preferred Stock and Warrants in the Private Placement, as well as the directors of the Company and their affiliates, have agreed to vote their shares of the Company's common stock in favor of the Private Placement. These stockholders own approximately 51.3% of the outstanding common stock of the Company. Accordingly, the Company must obtain the approval of the holders of an additional 15.4% of the outstanding common stock in order to obtain stockholder approval.

     Pursuant to the terms of the Purchase Agreements the Company will issue and sell (i) an aggregate of 247,882 shares of Series F Preferred Stock and (ii) warrants to purchase an aggregate of 99,153 shares of Series F Preferred Stock. Upon consummation of the Private Placement, the Company will also issue to the placement agent warrants for the purchase of 9,915 shares of Series F Preferred Stock and will pay the placement agent $1.2 million. The purchase price per share of the Series F Preferred Stock is $110.94, which is equal to (i) the average closing price per share of the Company's common stock during the ten trading days ending on March 30, 2001, multiplied by (ii) 100, the number of shares of common stock initially issuable upon conversion of a share of Series F Preferred Stock. Each share of Series F Preferred Stock will be convertible at any time at the option of the holder. Each share of Series F Preferred Stock initially will be convertible into 100 shares of common stock of the Company. The conversion price will be subject to a limited one time adjustment (the "reset") in the event the average market price per share of the Common Stock for the ten consecutive trading days beginning with the next trading day immediately following the date on which the Company issues an Earnings Release for the quarter ended June 30, 2001 is less than the conversion price. The conversion price will be adjusted automatically to the higher of (A) average market price or (B) 75% of the initial conversion price.

     In the event the Company issues common stock or securities convertible into common stock at a price per share less than the conversion price of the Preferred Stock, the conversion price will be reduced to be equal to the price per share of the securities sold by the Company. This adjustment provision is subject to a number of exceptions, including the issuance of stock or options to employees and the issuance of stock or options in connection with acquisitions. The conversion price will also be subject to adjustment as a result of stock splits and stock dividends. These provisions will apply after March 30, 2001.

     The Series F Preferred Stock will automatically convert into common stock at any time after March 30, 2002 if the common stock trades on the Nasdaq Stock Market at a price per share of at least $3.3282 for ten trading days within any twenty day period.

     In the event the Company pays dividends on its Common Stock, the holders of the Preferred Stock would be entitled to dividends on an as-if-converted basis.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

     In the event of an acquisition of the Company by another entity, the Company will be required to redeem all of the issued and outstanding shares of Series F Preferred Stock unless the holders of the Series F Preferred Stock otherwise consent.

     The Company granted to the purchasers certain demand and piggyback registration rights.

     The Warrants issued in the Private Placement have an exercise price of $166.41 per share of Series F Preferred Stock. They are exercisable at any time for a period of five years. The fair value of all Warrants issued to the holders of the Series F Preferred Stock is approximately $7.1 million using the Black Scholes model and will be included in additional paid-in capital and amortized over five years.

  (b) Restructuring Activities

     In December 2000 management performed a comprehensive review to identify areas where the Company could reduce costs. This process culminated with the announcement in January 2001 that the Company was taking certain specific cost reduction measures including the termination of employees and consolidation of certain business activities. This action is expected to result in a charge to operations in the first quarter of 2001 of approximately $2.0 million.

     In March 2001 management, to address worsening market conditions in the first quarter of 2001, began a comprehensive review to identify additional areas for cost reductions. Management is considering other expense reductions and consolidations. If these actions are taken it will result in charges to operations in 2001.

  (c) Stock Option Plan -- PartnerCommunity, Inc.

     In 2001, the Company approved the 2000 Stock Incentive Plan (the "PC Plan") for its subsidiary, PartnerCommunity, Inc. The PC Plan authorized PartnerCommunity, Inc. to issue Stock Incentives not to exceed 2,500,000 shares of PartnerCommunity, Inc. common stock and includes Incentive Stock Options and Non Incentive Stock Option transactions. Employees and Key Persons of PartnerCommunity, Inc. selected by the Board shall be eligible for the grant of Stock Incentives under the PC Plan. Only Employees shall be eligible to receive a grant of ISO's. The Concentrated Life of options granted is ten (10) years from grant date for ISO's and Non-ISO's granted to other than 10% Shareholders and five (5) years for ISO's granted to 10% Shareholders. No options were granted in year 2000 under the PC Plan. In January 2001, the PC Plan granted 787,000 options to employees at $.70 per share.

(15) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                               THREE MONTHS ENDED     THREE MONTHS ENDED     THREE MONTHS ENDED         THREE MONTHS ENDED
                              ---------------------   -------------------   ---------------------   ---------------------------
                              MARCH 31,   MARCH 31,   JUNE 30,   JUNE 30,   SEPTEMBER   SEPTEMBER   DECEMBER 31,   DECEMBER 31,
                                2000        1999        2000       1999       2000        1999          2000           1999
                              ---------   ---------   --------   --------   ---------   ---------   ------------   ------------
                                   (UNAUDITED)            (UNAUDITED)            (UNAUDITED)                (UNAUDITED)
Net sales...................   $ 8,970      1,779      11,473      5,336     14,025       6,083         9,161          7,527
                               -------     ------      ------     ------     ------      ------       -------        -------
Gross profit................     5,880        511       7,732      2,946      9,914       4,319         5,543          5,164
                               -------     ------      ------     ------     ------      ------       -------        -------
Operating loss..............    (9,951)    (3,016)     (8,977)    (1,591)    (9,542)     (1,820)      (17,771)       (10,242)
                               -------     ------      ------     ------     ------      ------       -------        -------
Net loss applicable to
  common stockholders.......   $(9,153)    (2,958)     (8,352)    (1,589)    (9,054)     (1,684)      (17,226)        (9,231)
                               =======     ======      ======     ======     ======      ======       =======        =======
Net loss per share --
  basic and diluted.........   $  (.43)      (.91)       (.38)      (.49)      (.42)       (.46)         (.79)          (.48)
                               =======     ======      ======     ======     ======      ======       =======        =======

(16) NEW ACCOUNTING PRONOUNCEMENTS

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 ("SFAS No. 140"), "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities".

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

SFAS No. 140 provides guidance on accounting for (1) securitization transactions involving financial assets; (2) sales of financial assets (including loan participations); (3) factoring transactions; (4) wash sales; (5) servicing assets and liabilities; (6) collateralized borrowing arrangements; (7) securities lending transactions; (8) repurchase agreements; and (9) extinguishment of liabilities. While most of the provisions of SFAS No. 140 will become effective for transactions entered into after March 31, 2001, companies with calendar fiscal year ends that hold beneficial interests from previous securitizations are required to make additional disclosures. The Company believes the adoption of SFAS No. 140 will not have a significant impact of the Company's consolidated financial statements.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                             FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD
                                                         ENDED DECEMBER 31, 2000
                                 -----------------------------------------------------------------------
                                  BALANCE AT                                                  BALANCE AT
                                 BEGINNING OF                   INLOGIC                         END OF
                                     YEAR       CHARGES(A)   ACQUISITION(B)   DEDUCTIONS(C)      YEAR
                                 ------------   ----------   --------------   -------------   ----------
Description:
  Reserves and allowances
     deducted from asset
     accounts
     1998
       Allowance for doubtful
          accounts.............    $ 16,581     $  247,052      $    --         $(254,588)    $    9,045
                                   ========     ==========      =======         =========     ==========
Description:
  Reserves and allowances
     deducted from asset
     accounts
     1999
       Allowance for doubtful
          accounts.............    $  9,045     $  761,936      $30,000         $ (94,046)    $  706,935
                                   ========     ==========      =======         =========     ==========
Description:
  Reserves and allowances
     deducted from asset
     accounts
     2000
       Allowance for doubtful
          accounts.............    $706,935     $4,439,405      $    --         $(546,340)    $4,600,000
                                   ========     ==========      =======         =========     ==========

---------------
(a) Charges to the reserve account represent increase in reserve levels and establishment of specific reserves charged to expense.

(b) Amount acquired in Inlogic acquisition.

(c) Deductions to the reserve account represent write-offs net of recoveries which occurred during the year.