Form 10-Q
period 2001-03-31
DALEEN TECHNOLOGIES INC
filed 2001-05-15
CIK 1002658

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[Mark One]

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER: 0-27491

                            DALEEN TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in Its charter)




                     DELAWARE                                  65-0944514
 ---------------------------------------------               ----------------
 (State or other Jurisdiction of incorporation               (I.R.S. Employer
               or organization)                             Identification No.)

          1750 CLINT MOORE ROAD
           BOCA RATON, FLORIDA                                       33487
 ----------------------------------------                          ----------
 (Address of principal executive offices)                          (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (561) 999-8000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 7, 2001, there were 21,794,163 shares of registrant's common stock, $0.01 par value, outstanding.

================================================================================

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS



                                                                                                            PAGE

                                                                                                            ----

                                        PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

           Condensed  Consolidated  Balance Sheets as of December 31, 2000 and March 31,
              2001 (unaudited)                                                                                3

           Condensed  Consolidated  Statements of Operations  for the three months ended
              March 31, 2000 and 2001 (unaudited)                                                             4

           Condensed  Consolidated  Statements  of Cash Flows for the three months ended
              March 31, 2000 and 2001 (unaudited)                                                             5

           Notes to Condensed Consolidated Financial Statements (unaudited)                                   6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS.                                                                                    11

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                                       23

                                        PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                                                 24

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                  24


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                 (In thousands, except share and per share data)
                                   (unaudited)


                                                                                DECEMBER 31,     MARCH 31,
                                                                                   2000            2001
                                                                                 ---------       ---------
                                                ASSETS

Current assets:
     Cash and cash equivalents                                                   $  22,268           8,279
     Restricted cash                                                                   931             933
     Accounts receivable, less allowance for doubtful accounts of $4,600 at
         December 31, 2000 and $4,211 at March 31, 2001                             13,929          11,672
     Costs in excess of billings                                                     2,213             710
     Other current assets                                                              904           2,579
                                                                                 ---------       ---------
         Total current assets                                                       40,245          24,173
Notes receivable                                                                       493           1,456
Property and equipment, net                                                         10,146           6,788
Goodwill, net of accumulated amortization of $15,026 at
        December 31, 2000 and $19,814 at March 31, 2001                             43,012          38,246
Other intangible asset, net of accumulated amortization
        of $786 at December 31, 2000                                                 1,714            --
Other assets                                                                         3,852           4,258
                                                                                 ---------       ---------
         Total assets                                                            $  99,462          74,921
                                                                                 =========       =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                            $   2,968           2,167
     Accrued payroll and other accrued expenses                                     12,731          12,421
     Billings in excess of costs                                                     1,466           1,164
     Deferred revenue                                                                2,839           2,653
     Other current liabilities                                                       1,166             210
                                                                                 ---------       ---------
         Total current liabilities                                                  21,170          18,615
Long term portion of capitalized lease                                                 607             609
                                                                                 ---------       ---------
         Total liabilities                                                          21,777          19,224

Minority interest                                                                      184             184

Stockholders' equity:
     Common stock, $.01 par value. Authorized 70,000,000 shares; issued and outstanding 21,781,727 shares at December 31, 2000 and
         21,792,424 at March 31, 2001                                                  218             218
     Stockholders' notes receivable                                                   (274)           (226)
     Deferred stock compensation                                                    (2,148)         (1,813)
     Additional paid-in capital                                                    161,460         161,398
     Accumulated deficit                                                           (81,755)       (104,064)
                                                                                 ---------       ---------
         Total stockholders' equity                                                 77,501          55,513
                                                                                 ---------       ---------
         Total liabilities and stockholders' equity                              $  99,462          74,921
                                                                                 =========       =========


                       SEE ACCOMPANYING NOTES TO UNAUDITED
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)


                                                              THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -----------------------
                                                              2000           2001
                                                            --------       --------
Revenue:
      License fees                                          $  5,702          1,712
      Professional services and other                          3,268          3,462
                                                            --------       --------
          Total revenue                                        8,970          5,174
                                                            --------       --------
Cost of revenue:
      License fees                                               158             47
      Professional services and other                          2,932          3,437
                                                            --------       --------
          Total cost of revenue                                3,090          3,484
                                                            --------       --------

Gross margin                                                   5,880          1,690

Operating expenses:
      Sales and marketing                                      3,169          4,325
      Research and development                                 4,994          5,335
      General and administrative                               3,995          3,296
      Amortization of goodwill and other intangibles           3,673          4,937
      Restructure and impairment charges                          --          6,300
                                                            --------       --------
          Total operating expenses                            15,831         24,193
                                                            --------       --------
Operating loss                                                (9,951)       (22,503)

Total interest income and nonoperating income, net               798            195
                                                            --------       --------
Net loss applicable to common stockholders                  $ (9,153)       (22,308)
                                                            ========       ========
Net loss per share--basic and diluted                       $  (0.43)         (1.02)
                                                            ========       ========
Weighted average shares outstanding--basic and diluted        21,445         21,787
                                                            ========       ========


                       SEE ACCOMPANYING NOTES TO UNAUDITED
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                     -----------------------
                                                                                       2000           2001
                                                                                     --------       --------

Cash flows from operating activities:
    Net loss                                                                         $ (9,153)       (22,308)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                     548            832
        Loss on disposal of fixed assets                                                   --          3,342
        Amortization of deferred stock compensation                                       185            280
        Amortization of goodwill and other intangibles                                  3,673          4,937
        Impairment of other intangible                                                     --          1,544
        Bad debt expense                                                                  595            425
        Interest income on stockholder loans                                               (4)           (38)
        Changes in assets and liabilities:
          Restricted cash                                                                (801)            (2)
          Accounts receivable                                                          (3,632)         2,088
          Costs in excess of billings                                                  (2,192)         1,496
          Other current assets                                                            212             87
          Other assets                                                                    193           (106)
          Accounts payable                                                               (352)          (781)
          Accrued payroll and other accrued expenses                                   (1,137)        (2,128)
          Billings in excess of costs                                                   1,620           (303)
          Deferred revenue                                                                887           (185)
          Other current liabilities                                                      (312)          (938)
                                                                                     --------       --------
            Net cash used in operating activities                                      (9,670)       (11,758)
                                                                                     --------       --------
Cash flows used in financing activities:
    Payment of capital lease                                                               --            (35)
    Proceeds from exercise of stock options and warrants                                  316             --
    Payment to former Inlogic stockholders                                             (4,800)            --
    Payment of deferred offering costs                                                    (28)           (97)
                                                                                     --------       --------
            Net cash used in financing activities                                      (4,512)          (132)
                                                                                     --------       --------
Cash flows used in investing activities:
    Purchase of securities available for sale                                          (8,472)            --
    Issuance of stockholders notes receivable                                              --         (1,238)
    Repayment of stockholders notes receivable                                            120             86
    Sales and maturities of securities available for sale                               9,413             --
    Capital expenditures                                                               (2,360)          (946)
                                                                                     --------       --------
            Net cash used in investing activities                                      (1,299)        (2,098)
                                                                                     --------       --------

Effect of exchange rates on cash and cash equivalents                                      10             (1)
                                                                                     --------       --------
Net decrease in cash and cash equivalents                                             (15,471)       (13,989)
Cash and cash equivalents at beginning of period                                       52,852         22,268
                                                                                     --------       --------
Cash and cash equivalents at end of period                                           $ 37,381          8,279
                                                                                     ========       ========

Supplemental disclosures of noncash activities:
    Deferred offering costs                                                          $     --          1,564
                                                                                     ========       ========
    Capital lease additions                                                          $     --             33
                                                                                     ========       ========
    Forfeitures of unvested stock options                                            $     --       $     63
                                                                                     ========       ========




                      SEE ACCOMPANYING NOTES TO UNAUDITED
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements for Daleen Technologies, Inc. and subsidiaries (collectively, referred to as "Daleen" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. The condensed consolidated balance sheet at December 31, 2000 has been derived from the Company's audited consolidated financial statements at that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's annual report on Form 10-K as of and for the year ended December 31, 2000 filed with the Securities and Exchange Commission ("SEC") on April 5, 2001.

     The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

(2) PRINCIPLES OF CONSOLIDATION

     The accompanying financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3) BASIC AND DILUTED NET LOSS PER SHARE

    Basic and diluted net loss per share was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for each period presented. Common stock equivalents were not considered since their effect would be antidilutive. Common stock equivalents amounted to 76,803 shares for the three months ended March 31, 2001.

(4) REVENUE RECOGNITION

    The Company recognizes revenue under Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION ("SOP 97-2") for all software transactions entered into that do not require significant production, modification or customization. SOP 97-2 requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on vendor specific objective evidence ("VSOE") of the relative fair values of the elements. VSOE is determined by the price charged when the element is sold separately. The revenue allocated is recognized when persuasive evidence of an arrangement exists, the software has been delivered, the fee is fixed and determinable and collectibility is probable. An arrangement fee is generally not presumed to be fixed or determinable if payment of a significant portion of the licensing fee is not due until after expiration of the license or more than 12 months after delivery.

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

    The Company recognizes revenue from fixed fee service contracts using the percentage of completion method based on the ratio of total labor hours incurred to date to total estimated labor hours. Changes in job performance, job conditions, estimated profitability and final contract settlement may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor and supplies. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Amounts billed in excess of revenue recognized to date are classified as "Billings in excess of costs," whereas revenue recognized in excess of amounts billed are classified as "Costs in excess of billings" in the accompanying condensed consolidated balance sheets.

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

(5) RESTRUCTURING ACTIVITIES

    In December 2000, management performed a comprehensive business review to identify areas where the Company could reduce costs. This process culminated with the announcement on January 5, 2001 (the "January Restructuring") that the Company was taking certain specific cost reduction measures including reductions in number of employees, consolidation of certain business activities and asset writedowns. The January Restructuring resulted in the Company incurring a restructuring charge of approximately $2.9 million in the three months ended March 31, 2001.

    As of March 31, 2001, an accrual of $618,000 remains on the condensed consolidated balance sheet related to the January Restructuring consisting of approximately $260,000 related to severance and $358,000 related to rent on idle facilities.

    In March 2001 management initiated a second comprehensive business review to identify additional areas for cost reductions due to existing market conditions. As a result, the Company announced on April 10, 2001 ("the April Restructuring") that the Company was consolidating its North American workforce into its Boca Raton, Florida corporate offices and was closing its Toronto and Atlanta facilities. In addition, the Company consolidated its North American research and development and professional services resources, and further reduced its administrative support functions. The April Restructuring resulted in the Company incurring an impairment charge of approximately $1.7 million in the three months ended March 31, 2001 for the remaining book value of the assembled workforce that was included in the other intangibles related to the Inlogic Software, Inc. acquisition (renamed "Daleen Canada"). In addition, as of March 31, 2001, the Company wrote down approximately $1.7 million of fixed assets related to assets which will no longer be in use as a result of the closing down of its Atlanta and Toronto facilities.

    The Company expects to incur additional charges to operations of at least $4 million in the second quarter 2001 associated with the April Restructuring. These charges will include expected severance to be paid, rent on idle facilities and other costs associated with the consolidation activities.

(6) LIQUIDITY

    The Company continued to experience significant operating losses in the three months ended March 31, 2001 and has an accumulated deficit of $104.1 million at March 31, 2001. Cash and cash equivalents at March 31, 2001 were $8.3 million. Cash used in operations in the three months ended March 31, 2001 was $11.8 million. Beyond capital expenditures, the funds used since December 31, 2000 have been primarily applied to support working capital needs and payments related to the January restructuring.

    In March 2001, the Company entered into definitive agreements for the sale (the "Private Placement") of $27.5 million of Series F convertible preferred stock ("Series F Preferred Stock"). The funds were placed in escrow pending stockholder approval. See note 10.

    Although the Company intends to carefully manage the uses of cash, the Company will need alternative sources of capital prior to receipt of funds described in note 10. The alternative sources of capital likely will be in the form of debt securities, possibly with an equity component ("bridge financing"). The Company has not yet identified the source of the bridge financing nor can they predict whether the bridge financing can be obtained or, if obtained, the terms of such financing.

    Management believes that the cash on hand, the bridge financing, the net proceeds of the Private Placement, together with the reduction of costs achieved by the January Restructuring and the April Restructuring will enable the Company to meet its financial obligations through 2001. Failure to obtain the stockholder approval of the Private Placement by July 30, 2001 and receive the proceeds of the Private Placement from escrow will have a materially adverse effect on the Company's ability to continue to operate as a going concern.

(7) GOODWILL

    Goodwill represents the excess of the cost to acquire Daleen Canada over the fair value of the assets and liabilities purchased. Goodwill is being amortized on a straight-line basis over four years, the expected period to be benefited.

    The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill over the remaining life can be recovered through undiscounted future operating cash flows over the remaining amortization period. The Company's carrying value of goodwill would be reduced by the estimated shortfall of cash flows, discounted at a rate commensurate with the associated risks. The assessment of the recoverability of goodwill will be impacted if the estimated future operating cash flows are not achieved.

    In March 2001, the Company reduced goodwill by approximately $1.1 million due to certain gateway products acquired from Daleen Canada which the Company does not plan to promote and license in the future. In connection with this decision, the Company accelerated the amortization for a proportionate amount of goodwill related to these products.

    At March 31, 2001, management believes the $38.2 million net book value of goodwill is recoverable from future cash flows over the remaining amortization period. However, the business environment in which the Company is operating is changing rapidly. In addition, the Company's liquidity situation (see note 6) and the resultant actions taken by management in 2001 to restructure the Company (see note 5) will result in management continuing to review during 2001 the recoverability of all long-lived assets, including goodwill. In light of the Company's current operating environment, future projected cash flows may be subject to significant variability. As a result, it is possible that the Company will recognize impairment charges related to goodwill in 2001.

(8) BUSINESS AND CREDIT CONCENTRATIONS

    During the three months ended March 31, 2001, 28.2% of the Company's total revenue was attributed to one customer. For the three months ended March 31, 2000, 20.6% of the Company's total revenue was attributed to two customers.

(9) RELATED PARTY TRANSACTIONS

    In January 2001 the Company loaned its Chairman and Chief Executive Officer and his wholly-owned limited partnership ("Makers") $1,237,823. The loan bears interest at a rate of 8.75% per annum. The principal and any unpaid accrued interest are payable in full January 31, 2006. The loan is secured by 901,941 shares of the Company's common stock, and is non-recourse to the Makers except to the extent of the collateral. As a result of the note being non-recourse, the Company has recorded an allowance for the difference between the face value of the note plus accrued interest and the fair market value of the underlying collateral. At March 31, 2001, the allowance was approximately $275,000.

(10) SERIES F PREFERRED STOCK

    On March 30, 2001, the Company entered into definitive agreements (collectively, the "Purchase Agreements") for the Private Placement of
$27.5 million of Series F preferred stock and warrants to purchase preferred stock ("the Warrants"). The consummation of the Private Placement is subject to the receipt of formal approval from the Company's stockholders, including approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock and to create and designate the Series F Preferred Stock. The purchasers deposited $27.5 million in escrow. These escrowed funds will be released to the Company upon receipt of stockholder approval by July 30, 2001. If the Company does not obtain stockholder approval on or before July 30, 2001, or such later date as may be agreed upon in writing by the Company and the purchasers, the Private Placement will be deemed null and void and the escrow funds will be returned to the purchasers. Pursuant to the Company's Certificate of Incorporation, the approval of the holders of 66 2/3% of the Company's outstanding common stock will be required to amend the Company's Certificate of Incorporation to increase the number of shares of authorized common stock and to create and designate the terms of the Series F Preferred Stock. Both of these amendments are required for the consummation of the Private Placement. Certain stockholders of the Company, including stockholders that have agreed to purchase Series F Preferred Stock and Warrants in the Private Placement, as well as the directors of the Company and their affiliates, have agreed to vote their shares of the Company's common stock in favor of the Private Placement. These stockholders own approximately 51.3% of the outstanding common stock of the Company. Accordingly, the Company must obtain the approval of the holders of an additional 15.4% of the outstanding common stock in order to obtain stockholder approval.

    Pursuant to the terms of the Purchase Agreements, the Company will issue and sell (i) an aggregate of 247,882 shares of Series F Preferred Stock and (ii) Warrants to purchase an aggregate of 99,153 shares of Series F Preferred Stock. Upon consummation of the Private Placement, the Company will also issue to the placement agent Warrants for the purchase of 9,915 shares of Series F Preferred Stock and will pay the placement agent $1.2 million. The purchase price per share of the Series F Preferred Stock is $110.94, which is equal to (i) the average closing price per share of the Company's common stock during the ten trading days ending on March 30, 2001, multiplied by (ii) 100, the number of shares of common stock initially issuable upon conversion of a share of Series F Preferred Stock. Each share of Series F Preferred Stock will be convertible at any time at the option of the holder. Each share of Series F Preferred Stock initially will be convertible into 100 shares of common stock of the Company. The conversion price is subject to a limited one time adjustment ("the reset") in the event the average market price per share of the common stock for ten consecutive trading days beginning with the next trading day immediately following the date on which the Company issues an earning release for the quarter ended June 30, 2001 is less than the conversion price. The term "earnings release" means (i) a press release issued by us after March 30, 2001, providing any material financial metrics regarding revenue or estimated revenue or earnings or estimated earnings for the quarter ended June 30, 2001, or (ii) a press release issued by us announcing our actual total revenue for the quarter ended June 30, 2001. The conversion price will be adjusted automatically to the higher of (A) average market price or (B) 75% of the initial conversion price. On April 10, 2001 the Company issued an earnings release, which resulted in a reset of $0.923. The conversion price will be adjusted to $0.923 unless there is a lower reset following a subsequent earnings release. In no event will the conversion price be less than $0.8321 as a result of the reset.

    In the event the Company issues common stock or securities convertible into common stock at a price per share less than the conversion price of the Series F Preferred Stock, the conversion price will be reduced to be equal to the price per share of the securities sold by the Company. This adjustment provision is subject to a number of exceptions, including the issuance of stock or options to employees and the issuance of stock or options in connection with acquisitions. The conversion price will also be subject to adjustment as a result of stock splits and stock dividends on the common stock.

    The Series F Preferred Stock will automatically convert into common stock at any time after March 30, 2002 if the common stock trades on The Nasdaq National Market at a price per share of at least $3.3282 for ten trading days within any twenty day trading period.

    In the event the Company pays dividends on its common stock, the holders of the Series F Preferred Stock would be entitled to dividends on an as-if-converted basis.

    In the event of an acquisition of the Company by another entity, the Company will be required to redeem all of the issued and outstanding shares of Series F Preferred Stock unless the holders of the Series F Preferred Stock otherwise consent.

    The Company granted to the purchasers certain demand and piggyback registration rights.

(11) STOCK OPTION PLAN - PARTNERCOMMUNITY, INC.

    In 2001, the Company approved the 2000 Stock Incentive Plan (the "PC Plan") for its subsidiary, PartnerCommunity, Inc. The PC Plan authorized PartnerCommunity, Inc. to issue stock incentives not to exceed 2,500,000 shares of PartnerCommunity, Inc. common stock and includes incentive stock options and non-qualified stock option transactions. Employees and key persons of PartnerCommunity, Inc. selected by the Board of Directors of PartnerCommunity, Inc are eligible for the grant of stock incentives under the PC Plan. Only employees of PartnerCommunity, Inc. shall be eligible to receive a grant of ISO's. The concentrated life of options granted is ten (10) years from grant date for incentive stock options and non-qualified stock options granted to other than 10% stockholders and five (5) years for incentive stock options granted to 10% stockholders. In January 2001, PartnerCommunity, Inc granted options to purchase 787,000 shares of PartnerCommunity, Inc. common stock under the PC Plan to employees at $.70 per share.

(12) NEW ACCOUNTING PRONOUNCEMENTS

    In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140 ("SFAS No. 140"), "ACCOUNTING FOR TRANSFER AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. SFAS No. 140 provides guidance on accounting for (1) securitization transactions involving financial assets; (2) sales of financial assets (including loan participations); (3) factoring transactions; (4) wash sales; (5) servicing assets and liabilities; (6) collateralized borrowing arrangements; (7) securities lending transactions; (8) repurchase agreements; and (9) extinguishment of liabilities. The provisions of SFAS No. 140 will become effective for transactions entered into after March 31, 2001. The Company believes the adoption of SFAS No. 140 will not have a significant impact of the Company's financial position or operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following should be read in conjunction with the unaudited condensed consolidated financial statements, and the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited consolidated financial statements and notes thereto, and related Management's Discussion and Analysis of Financial Condition and Results of Operations included with our Annual Report on Form 10-K for the year ended December 31, 2000.

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risks Associated with Daleen's Business and Future Operating Results", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 5, 2001. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

    You should be aware that some of these statements are subject to known and unknown risks, uncertainties and other factors, including those discussed in the section of this report entitled "Risks Associated with Daleen's Business and Future Operating Results," that could cause the actual results to differ materially from those suggested by the forward-looking statements.

OVERVIEW

    We are a provider of Internet software solutions that manage the revenue chain for next-generation service providers, enterprise business and technology solutions providers. Our RevChain(TM) product family enables service providers to automate and manage their entire revenue chain including services, customers, orders and fulfillment and billing and settlement across the span of the enterprise. Our RevChain solutions extend from the back office to interfacing with customers, whether through the Internet or with customer service representatives, and manage mutual service offerings across partner relationships. These modular solutions integrate with third-party solutions and deliver proven scalability, making the software highly adaptable and ready for the future. As a result, service providers, enterprise business and technology solutions providers are able to accelerate time-to-revenue, rapidly adapt to new opportunities, and leverage the power of the Internet, thereby providing a competitive advantage in their business. In addition to our products, we offer professional consulting services, training, maintenance, support and third-party software fulfillment related to the products we develop.

    In recent years we have invested heavily in research and development, sales and marketing, and general operating expenses in order to increase our market position, develop our products and build our infrastructure. As a result of reduction in market growth in the second half of 2000 combined with reduced information technology spending, we implemented a series of extensive restructuring actions in 2001 which we expect will result in a reduction of future operating costs in areas such as compensation and benefits, facilities, capitalized expenditures, travel costs and other operating costs. On January 5, 2001 ("January Restructuring"), we executed specific cost reduction measures including reduction in the number of employees, consolidation of certain business activities and asset writedowns. On April 10, 2001 ("April Restructuring"), we implemented additional cost reduction and restructuring measures including the consolidation of our North American workforce into our Boca Raton, Florida corporate office and the closing of both our Atlanta and Toronto facilities. In addition, we consolidated our North American research and development and professional services resources and further reduced our administrative support functions.

    Historically, we have operated our business with primarily a direct sales model. Our products and services were sold through our direct sales force. Our strategic alliance partners, including operation support system providers, other software application companies, consulting firms and system integration firms provided some level of sales and marketing support to deliver a complete solution and successful implementation to our customers. Changes in both customer requirements and the overall market environment required that we make adjustments in our direct sales model to meet our goals of creating a profitable, sustainable business model. As a result, we will be increasing our focus on implementing a broader "go-to-market" model and distribution strategy including building strong relationships with strategic alliance partners, software application providers and hardware manufacturers. Our new distribution strategy will include maintaining a reduced direct sales force to address customer-purchasing preferences. The launch of our RevChain product family in the first quarter provided the foundation for the evolution of our business model and distribution strategy. Our new RevChain product line, associated positioning, packaging and underlying pure Internet architecture provide the added-value and competitive differentiation we believe are critical to attract and maintain relationships with partners critical to our overall success. We are currently working with several of these partners under various agreements to generate new business opportunities through joint sales and marketing efforts. Our success will depend to a large extent on the willingness and ability of our alliance partners to devote sufficient resources and efforts to marketing our products versus the products of others. There are no guarantees that this strategy will be successful.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

    TOTAL REVENUE. Total revenue, which includes license revenue and professional services and other revenue, decreased $3.8 million, or 42.3%, to $5.2 million in the three months ended March 31, 2001 from $9.0 million for the same period in 2000. The primary reason for lower revenue during the recent quarter related to a decrease in license revenue due to fewer license contracts being signed in the first quarter 2001 than the first quarter 2000. This decrease was slightly offset by an increase in services revenue due to ongoing product implementations and increased revenue primarily due to maintenance and support agreements.

    LICENSE FEES. Our license fees are derived from licensing our software products. License fees decreased $4.0 million, or 70.0%, in the three months ended March 31, 2001 to $1.7 million compared to $5.7 million for the same period in 2000. This decrease was due to fewer license contracts being signed in the first quarter 2001 compared to the same period in 2000. The primary reasons for this reduction include an overall reduction in technology spending, market conditions in our industry, lengthening of the sales cycle and postponement of customer licensing decisions. License fees constituted 33.0% of total revenue in the three months ended March 31, 2001, compared to 63.6% in the same period in 2000.

    PROFESSIONAL SERVICES AND OTHER. Our professional services and other consists of revenue from professional consulting services, training, maintenance and support, and third party software fulfillment, all related to the software products we develop and license. Consulting services are offered on a price established "bundled" basis and on a time and materials basis. Third party software fulfillment is offered on a "cost plus" basis. Professional services and other revenue increased $194,000, or 6.0%, in the three months ended March 31, 2001 to $3.5 million, compared to $3.3 million in the same period in 2000. The increase was due to ongoing product implementations and increased revenue related to maintenance and support contracts. Professional services and other revenue constituted 66.9% of total revenue in the three months ended March 31, 2001, compared to 36.4% for the same period in 2000. The increase as a percentage of total revenue is due to a reduction in license revenue in the quarter.

    TOTAL COST OF REVENUE. Total cost of revenue increased $394,000, or 12.8%, to $3.5 million in the three months ended March 31, 2001 from $3.1 million in the same period in 2000. Total cost of revenue includes both cost of license fees and cost of professional services and other. These components include the cost of direct labor, benefits, overhead and materials associated with the fulfillment and delivery of license products, and related corporate overhead costs to provide professional services to our customers. These costs increased as we hired additional personnel in 2000 to support new and existing implementations that we performed for our software products. Overall, total cost of revenue as a percentage of total revenue increased to 67.3% in the three months ended March 31, 2001, compared to 34.4% in the same period in 2000. This increase resulted from the increase in total cost of revenue and the decrease in total revenue.

    COST OF LICENSE FEES Cost of license fees includes direct cost of labor, benefits and packaging material for fulfillment and shipment of our software products. Cost of license fees decreased to $47,000, or 70.2%, in the three months ended March 31, 2001, from $158,000 in the same period in 2000 due to fewer license contracts being signed in the three months ended March 31, 2001.

    COST OF PROFESSIONAL SERVICES AND OTHER. Cost of professional services and other includes direct cost of labor, benefits, third party software and related corporate overhead costs to provide professional services and training to our customers. Cost of professional services and other increased $505,000, or 17.2%, to $3.4 million in the three months ended March 31, 2001, from $2.9 million in the same period in 2000. These costs increased as we hired additional personnel in 2000 to support new and existing implementations and to be able to deploy more resources in order to respond to specific customer requests and issues. Cost of professional services and other increased to 99.3% of professional services and other revenue in 2001, compared to 89.8% in 2000 due to the additional personnel hired who were not fully utilized. We expect professional services and other costs and this percentage to be reduced in future quarters due to the January Restructuring and April Restructuring.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales, marketing and partner management personnel, travel and entertainment, trade show and marketing program costs, promotional and related corporate overhead costs. These expenses increased $1.2 million or 36.5%, to $4.3 million in the three months ended March 31, 2001, from $3.2 million for the same period in 2000. The overall increase was due to the increase in the number of personnel in the sales, marketing and partner management organizations from 2000 to 2001. In addition, the increase was due to the costs associated with launching our RevChain product family in three months ended March 31, 2001. As a percentage of revenue, these expenses increased from 35.3% in 2000 to 83.6% in 2001. We expect sales and marketing costs and this percentage to be reduced in the future due to the January Restructuring and April Restructuring.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for software developers, product testing and benchmarking, management and quality assurance personnel, subcontractor costs and related corporate overhead costs. Our research and development expenses increased $341,000, or 6.8%, to $5.3 million in the three months ended March 31, 2001, from $5.0 million for the same period in 2000. The overall increase was primarily the result of development efforts associated with additional products and upgrades and functional enhancements to our products. In addition, the use of subcontractors increased in order to accelerate development of new releases of our product and provide additional functionality. As a percentage of revenue, these expenses increased from 55.7% in 2000 to 103.1% in 2001. This was a direct result of the increased expenses and lower revenue recognized in the three months ended March 31, 2001 compared to the same period in 2000. We expect research and development costs and this percentage to be reduced in the future due to the January Restructuring and April Restructuring.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance and accounting, human resources and information systems personnel, facility costs and related corporate overhead. It also consists of non-cash stock compensation expense and related corporate overhead costs. Our general and administrative expenses decreased $698,000, or 17.4%, to $3.3 million in the three months ended March 31, 2001, from $4.0 million in the same period in 2000. This decrease was primarily the result of a decrease in administrative personnel and administrative costs as a result of our January Restructuring. In addition, recruiting costs decreased substantially for the three months ended March 31, 2001 compared to the same period in 2000. As a percentage of revenue, general and administrative expenses increased to 63.7% in the three months ended March 31, 2001 from 42.5% in the same period in 2000. This was a direct result of the lower revenue recognized in the three months ended March 31, 2001 compared to the same period in 2000. We expect general and administrative costs to be reduced in the future due to the January Restructuring and April Restructuring.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill and other intangibles are being amortized over a four-year period. Amortization expense increased $1.3 million, or 34.4% to $4.9 million in the three months ended March 31, 2001 from $3.7 million for the same period in 2000. This was primarily due to the accelerated amortization we recorded in the three months ended March 31, 2001 related to certain gateway products acquired from Inlogic Software, Inc. on December 16, 1999 (renamed "Daleen Canada) which we do not plan to promote and license in the future.

    NONOPERATING INCOME. Nonoperating income is comprised primarily of interest income, net of interest expense. Nonoperating income decreased $604,000, or 75.6%, to $195,000 in the three months ended March 31, 2001 from $798,000 for the same period in 2000. This was primarily attributable to the decrease in investment earnings due to the decrease in our cash balance in 2001 compared to 2000.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2001, our total cash and cash equivalents totaled $8.3 million. Beyond our capital expenditures, the funds used since December 31, 2000 have been primarily applied to support our working capital needs and payments related to the January Restructuring.

    Net cash used in operating activities was $11.8 million for the three months ended March 31, 2001, compared to $9.7 million for the three months ended March 31, 2000. The principal use of cash for both periods was to fund our losses from operations.

    Net cash used in financing activities was $132,000 for the three months ended March 31, 2001, compared to $4.5 million for the three months ended March 31, 2000. In 2001, the principal use of cash was for the payment of expenses related to the Series F Preferred Stock Offering. In 2000, we paid dividends to the former stockholders of Daleen Canada, which were declared prior to our acquisition of this company.

    Net cash used in investing activities was $2.1 million for the three months ended March 31, 2001 compared to $1.3 million for the three months ended March 31, 2000. The cash was principally used for capital expenditures in the ordinary course of business in the three months ended March 31, 2000. The Company reduced its capital expenditures in the three months ended March 31, 2001. The use of cash in 2001 was primarily related to the note receivable issued to our Chairman and Chief Executive Officer for approximately $1.2 million.

    We continued to experience significant operating losses in the three months ended March 31, 2001. The business environment in which we are operating is changing rapidly and there is continued weakness in the market conditions. In addition, we will recognize additional restructuring charges in the second quarter 2001 including certain charges related to employee severance, lease termination costs, and other miscellaneous operating costs associated with the restructuring actions. The January Restructuring and April Restructuring are expected to result in reduced operating expense levels and reduced cash requirements on a quarterly basis going forward.

    In March 2001, we entered into definitive agreements (the "Purchase Agreements") for the sale ("Private Placement") of $27.5 million of Series F convertible preferred stock ("Series F Preferred Stock") and warrants to purchase preferred stock ("the Warrants"). The $27.5 million purchase price has been placed in escrow pending receipt of stockholders approval. The consummation of the Private Placement is subject to receipt of stockholder approval (the "Requisite Stockholder Approval"). The stockholders will vote on such matters at the annual meeting of stockholders currently scheduled for June 7, 2001. Pursuant to our Certificate of Incorporation, the approval of the holders of 66 2/3 % of our outstanding common stock will be required to amend our Certificate of Incorporation to increase the number of shares of authorized common stock and to create and designate the terms of the Series F Preferred Stock. Both of these amendments are required for the consummation of the Private Placement. Certain of our stockholders who own approximately 51.3% of our outstanding common stock, have agreed to vote in favor of the Private Placement and related matter. In the event more than 66 2/3% of our stockholders do not approve the Private Placement by July 30, 2001, or such later date as agreed in writing by us and the purchasers, the funds held in escrow will be returned to the purchasers. In such case, our cash on hand will not be sufficient to allow us to sustain our operations and meet our financial obligations in 2001. We believe that receipt of Requisite Stockholder Approval is reasonably likely but no assurances can be given.

    In addition to executing its current business plan, we may consider additional options, which include, but are not limited to, forming strategic partnerships or alliances and/or considering other strategic alternatives. There can be no assurance that we will be able to realize our strategic alternatives on favorable terms or at all.

    Although we intend to carefully manage our uses of cash, we will need alternative sources of capital prior to our receipt of the funds from the Private Placement. The alternative sources of capital likely will be in the form of debt securities, possibly with an equity component ("bridge financing"). We have not yet identified the source of the bridge financing nor can we predict whether bridge financing can be obtained or, if obtained, the terms of such financing.

    We believe that the cash on hand, the bridge financing, the net proceeds of the Private Placement, together with the reduction of costs achieved by the January Restructuring and the April Restructuring will be sufficient to meet our anticipated cash needs in 2001. Failure to obtain the Requisite Stockholder Approval of the Private Placement will have a materially adverse effect on our ability to meet our financial obligations. We may require additional funds to support our working capital requirements, support our international and business development expansion efforts or for other purposes. Additionally, we may seek to raise additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, the financing will be obtainable on terms favorable to us or that any additional financing would not be dilutive.

NEW ACCOUNTING PRONOUNCEMENTS

    In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140 ("SFAS No. 140"), "ACCOUNTING FOR TRANSFER AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES (A REPLACEMENT OF SFAS NO. 125)". SFAS No. 140 provides guidance on accounting for (1) securitization transactions involving financial assets;
(2) sales of financial assets (including loan participations); (3) factoring transactions; (4) wash sales; (5) servicing assets and liabilities; (6) collateralized borrowing arrangements; (7) securities lending transactions; (8) repurchase agreements; and (9) extinguishment of liabilities. The provisions of SFAS No. 140 will become effective for transactions entered into after March 31, 2001. The adoption of SFAS No. 140 will not have a significant impact on our consolidated financial statements.

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

ADDITIONAL CAPITAL FROM PRIVATE PLACEMENT REQUIRED TO FUND OPERATIONS FOR THE REMAINDER OF 2001.

    Current cash and cash equivalents will be insufficient to fund operations for the remainder of 2001. Our cash and cash equivalents at March 31, 2001 were $8.3 million. Cash used in operations for the three months ended March 31, 2001 was $12.0 million. During this period, we incurred significant costs related to development of our products, entrance into international markets, marketing programs and severance payments related to the January Restructuring. The January Restructuring included a reduction in the number of employees, reduction of office space, consolidation of certain business activities and asset writedowns. We also implemented additional cost reduction measures related to the April Restructuring including a further reduction in workforce, consolidation of our facilities and closure of our Atlanta and Toronto offices. In addition, we consolidated our North American research and development and professional services resources and further reduced our administrative support functions.

    We believe the current cash and cash equivalents will be insufficient to fund our operations for the remainder of 2001. As a result, the independent auditor's report covering our December 31, 2000 consolidated financial statements and financial statement schedule was modified to reflect such concerns. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.

    In order to address our liquidity issue and to strengthen our balance sheet, on March 30, 2001, we entered into Purchase Agreements for the Private Placement of $27.5 million of Series F Preferred Stock. The proceeds from the Private Placement were placed in escrow pending receipt of stockholder approval of the Private Placement. Pursuant to our Certificate of Incorporation, the approval of the holders of 66 2/3% of our outstanding common stock will be required to amend our Certificate of Incorporation to increase the number of shares of authorized common stock and to create and designate the terms of the Series F Preferred Stock. Both of these amendments are required for the consummation of the Private Placement. In the event the holders of at least 66 2/3% of our common stock do not approve the Private Placement by July 30, 2001, or such later date as the purchasers and we may subsequently agree in writing, the funds held in escrow will be returned to the purchasers. The stockholders will vote on such matters at the annual stockholders' meeting, currently scheduled for June 7, 2001. Certain of our stockholders, including stockholders that have agreed to purchase Series F Preferred Stock and Warrants in the Private Placement as well as our directors and their affiliates, have agreed to vote their shares of our common stock in favor of the Private Placement. These stockholders own approximately 51.3% of our outstanding common stock. Accordingly, we must obtain Requisite Stockholder Approval. We believe that receipt of Requisite Stockholder Approval is reasonably likely but no assurances can be given.

    Although we intend to carefully manage our uses of cash, we will need a bridge financing to provide alternative sources of capital prior to our receipt of the funds from the Private Placement. The bridge financing likely will be in the form of debt securities, possibly with an equity component. We have not yet identified the source of this additional financing nor can we predict whether additional financing can be obtained or, if obtained, the terms of such financing.

    Unless we obtain adequate additional funding we will be required to further reduce or modify our capital expenditures and to reduce our operations. These changes resulting from lack of capital would adversely affect our business, results of operations and financial condition and will significantly impact our status as a going concern.

    We also announced the January Restructuring and April Restructuring in an attempt to reduce certain operating costs.

    The proceeds from the Private Placement and the cost reductions contemplated by the January Restructuring and April Restructuring are necessary for us to sustain operations and meet our financial obligations for the remainder of 2001.

    If the Private Placement is not completed, we will be required to immediately seek alternative sources of financing. We cannot assure you on what terms alternative financing might be available or that we will be able to secure alternative sources of financing at all.

WE HAVE NOT ACHIEVED PROFITABILITY AND MAY CONTINUE TO INCUR NET LOSSES FOR AT LEAST THE NEXT SEVERAL QUARTERS.

    We incurred net losses of approximately $22.3 million for the three months ended March 31, 2001. As of March 31, 2001, we had an accumulated deficit of approximately $104.1 million. We have not realized any profit to date and do not expect to achieve profitability until the second half of 2001, which may not occur. To achieve this objective, we need to generate significant additional revenue from licensing of our products and related services and support revenues. We expect to reduce our fixed operating expenses through the implementation of our January Restructuring and April Restructuring, which included workforce reductions, consolidation of facilities and departments, asset writedowns, and other miscellaneous cost reductions. We consolidated our North American workforce into our Boca Raton, Florida facility and we closed our Toronto and Atlanta offices. We also consolidated our North American research and development and professional services resources. There is no assurance we will achieve these objectives and thus achieve profitability. In addition, even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

    o   Competitive pressures;

    o Further decrease in corporate information technology spending and decline in economic conditions and market;

    o Prospective customers delaying their decision to acquire licenses for our products;

    o   Our quarterly revenue and expense levels;

    o Our ability to develop and attain market acceptance of enhancements to the RevChain product family and any new products and services;

    o The pace of product implementation and the timing of customer acceptance;

    o   Industry consolidation reducing the number of potential customers;

    o Changes in our pricing policies or the pricing policies of our competitors; and

    o The mix of sales channels through which our products and services are sold.

    The timing of revenue and revenue recognition is difficult to predict. In any given quarter, most of our revenue has been attributable to a limited number of relatively large contracts and we expect this to continue. Further, our customer contract bookings and revenue recognized tends to occur predominantly in the last two weeks of the quarter. As a result, our quarterly results of operations are difficult to predict and the deferral of even a small number of contract bookings or delays associated with delivery of products in a particular quarter could significantly reduce our revenue and increase our net loss, which would hurt our quarterly financial performance. In addition, a substantial portion of our costs are relatively fixed and based upon anticipated revenue. A failure to book an expected order in a given quarter would not be offset by a corresponding reduction in costs and could adversely affect our operating results.

THE LOW PRICE OF OUR COMMON STOCK COULD RESULT IN THE DELISTING OF OUR COMMON STOCK FROM THE NASDAQ NATIONAL MARKET.

Our common stock is currently quoted on The Nasdaq National Market. We must satisfy Nasdaq's minimum listing maintenance requirements to maintain our listing on The Nasdaq National Market. Nasdaq listing maintenance requirements include a series of financial tests relating to net tangible assets, public float, number of market makers and shareholders, market capitalization, and maintaining a minimum bid price of $1.00 for shares of our common stock. The minimum closing bid price of our common stock has recently dropped to under $1.00 per share. If the minimum bid price of our common stock were to remain below $1.00 for 30 consecutive trading days, or if we are unable to continue to meet Nasdaq's standards for any other reason, our common stock could be delisted from The Nasdaq National Market. If our common stock is delisted from The Nasdaq National Market, the common stock would trade on either The Nasdaq SmallCap Market or on the OTC Bulletin Board, both of which are viewed by most investors as less desirable and less liquid marketplaces. Thus, delisting from The Nasdaq National Market could make trading our shares more difficult for investors, leading to further declines in share price. It would also make it more difficult for us to raise additional capital. In addition, we would incur additional costs under state blue sky laws to sell equity if our common stock is delisted from The Nasdaq National Market.

WE ARE INVOLVED IN LEGAL PROCEEDINGS AGAINST CERTAIN FORMER STOCKHOLDERS OF INLOGIC SOFTWARE INC., WHICH PROCEEDINGS, IF DETERMINED ADVERSELY TO US, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION.

         On May 11, 2001, we commenced a lawsuit against Mohammad Aamir, 1303949 Ontario Inc. and The Vengrowth Investment Fund Inc. (collectively, the "Defendants"). The case was filed in the Ontario Superior Court of Justice (Court File No. 01-CV-210809) and is styled DALEEN TECHNOLOGIES, INC. AND DALEEN CANADA CORPORATION V. MOHAMMAD AAMIR, 1303949 ONTARIO INC., AND THE VENGROWTH INVESTMENT FUND INC. All Defendants are former stockholders of Inlogic Software Inc. ("Inlogic"), a Nova Scotia unlimited liability company that we acquired in December 1999. Additionally, Mr. Aamir was the president and chief executive officer of Inlogic.

         We acquired Inlogic pursuant to a Share Purchase Agreement dated December 16, 1999. In our Statement of Claim, we seek indemnification from the Defendants in the amount of [Cdn] $15 million plus restitution of a further Cdn $140,000, along with interest and attorney's fees and expenses. We seek this relief based, among other things, on our allegations that the Defendants breached certain representations and warranties that they made in the Share Purchase Agreement, including representations and warranties related to their business and financial plans, products, customer relationships and intellectual properties. We currently are considering additional legal action that may be available to us against the Defendants in connection with our acquisition of Inlogic. Based on our prior communications with the Defendants, we anticipate that the Defendants may likely file a counterclaim or other legal action against us seeking substantial damages based upon the Defendants' allegations that we breached certain of our representations and warranties in the Share Purchase Agreement. In the event the Defendants file a counterclaim or other action against us, it is our intention to vigorously defend against such claims. No assurance can be given as to the ultimate outcome of these legal proceedings or the impact that these proceedings or any threatened actions will have on our business or operations. Further, these proceedings may require a significant amount of time from our executive officers and directors, which may have a material adverse impact on our business and operations.

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

WE DEPEND ON STRATEGIC BUSINESS ALLIANCES TO SELL AND IMPLEMENT OUR PRODUCTS, AND ANY FAILURE TO DEVELOP OR MAINTAIN THESE ALLIANCES COULD HURT OUR FUTURE GROWTH.

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

IF OUR CUSTOMERS CANNOT SECURE ADEQUATE FINANCING, WE MAY NOT MAINTAIN THEIR BUSINESS OR WE MAY NOT BE ABLE TO RECOGNIZE REVENUE AS QUICKLY, IF AT ALL.

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

    The revenue growth and profitability of our business depends significantly on the overall demand for software products and services that manage the revenue chain as it has been defined, particularly in the product and service segments in which we compete. Softening demand for these products and services caused by worsening economic conditions may result in decreased revenues or earning levels or growth rates. The U.S. economy has weakened over the past year. This has resulted in companies delaying or reducing expenditures, such as for information technology.

    In addition, our current customers' ability to generate revenues or otherwise obtain capital could adversely impact on their ability to purchase additional products or renew maintenance and support agreements with us. If they go out of business there will be no future licenses to support revenue.

    The lack of funding available in our customers' markets, the recent economic downturn in the technology market and customers shutting down operations or declaring bankruptcy may cause our accounts receivable to continue to increase. There is no assurance we will be able to collect all of these outstanding receivables.

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

THE PRICE OF OUR COMMON STOCK HAS BEEN, AND WILL CONTINUE TO BE VOLATILE.

    The trading price of our common stock has fluctuated in the past and will fluctuate in the future. This future fluctuation could be a result of a number of factors, many of which are outside our control. Some of these factors include:

    o   Quarter-to-quarter variations in our operating results;

    o   Failure to meet the expectations of industry analysts;

    o Announcements and technological innovations or new products by us or our competitors;

    o   Increased price competition; and

    o   General conditions in the Internet and telecommunications industry.

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

    o Dependence on sales efforts of third party distributors and systems integrators;

    o   Difficulties in staffing and managing foreign operations;

    o Difficulties in localizing products and supporting customers in foreign countries;

    o   Reduced protection for intellectual property rights in some countries;

    o   Greater difficulty in collecting accounts receivable; and

    o Uncertainties inherent in transnational operations such as export and import regulations, taxation issues, tariffs and trade barriers.

To the extent that we are unable to successfully manage expansion of our business into international markets due to any of the foregoing factors, our business could be adversely affected.

WE RECENTLY INTRODUCED OUR REVCHAIN FAMILY OF INDUSTRY-FOCUSED SOFTWARE SUITES, THE SUCCESS OF WHICH WILL BE DEPENDENT UPON MARKET ACCEPTANCE.

    We introduced the RevChain product family in early 2001. This new product family is an evolution of our former customer management and billing products that were significantly enhanced and re-positioned to address the customer need for managing the entire revenue chain. The RevChain product family consists of several industry-focused suites, some of which are in the early stages of their release, and are undergoing further development. As a result, the market's acceptance of our new RevChain product family, and the maturity of some of the industry-focused product suites, may have an affect on our business and financial performance, including our revenues.

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

ITEM 1. LEGAL PROCEEDINGS

    We are the defendant in a number of lawsuits and claims incidental in our ordinary course of business. We do not believe the outcome of any of this litigation would have a material adverse impact on our financial position or our results of operations.

         On May 11, 2001, we commenced a lawsuit against Mohammad Aamir, 1303949 Ontario Inc. and The Vengrowth Investment Fund Inc. (collectively, the "Defendants"). The case was filed in the Ontario Superior Court of Justice (Court File No. 01-CV-210809) and is styled DALEEN TECHNOLOGIES, INC. AND DALEEN CANADA CORPORATION V. MOHAMMAD AAMIR, 1303949 ONTARIO INC., AND THE VENGROWTH INVESTMENT FUND INC. All Defendants are former stockholders of Inlogic Software Inc. ("Inlogic"), a Nova Scotia unlimited liability company that we acquired in December 1999. Additionally, Mr. Aamir was the president and chief executive officer of Inlogic. We acquired Inlogic pursuant to a Share Purchase Agreement dated December 16, 1999. In our Statement of Claim, we seek indemnification from the Defendants in the amount of [Cdn] $15 million plus restitution of a further Cdn $140,000, along with interest and attorney's fees and expenses. In the alternative to the claim for indemnification we are seeking damages against the Defendant Mohammad Aamir in the amount of Cdn $15 million. We seek this relief based, among other things, on our allegations that the Defendants breached certain representations and warranties that they made in the Share Purchase Agreement, including representations and warranties related to their business and financial plans, products, customer relationships and intellectual properties. We currently are considering additional legal action that may be available to us against the Defendants in connection with our acquisition of Inlogic. Based on our prior communications with the Defendants, we anticipate that the Defendants may file a counterclaim or other legal action against the Company seeking substantial damages based upon the Defendants' allegations that we breached certain of our representations and warranties in the Share Purchase Agreement. In the event the Defendants file a counterclaim or other action against us, it is our intention to vigorously defend against such claims. No assurance can be given as to the ultimate outcome of these legal proceedings or any threatened actions related to these proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibit List

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

10.1+ Daleen Technologies, Inc. Amended & Restated 1999 Stock Incentive Plan [incorporated by reference to Exhibit 10.37 to the Company's Form 10-K filed on April 5, 2001 (File No. 0-27491)].

10.2+ Promissory Note and Stock Pledge Agreement dated January 11, 2001 by and between James Daleen and J.D. Investment Company Limited Partnership and Daleen Technologies, Inc. [incorporated by reference to Exhibit 10.38 to the Company's Form 10-K filed on April 5, 2001 (File No. 0-27491)].

10.3+ PartnerCommunity, Inc. 2000 Stock Incentive Plan [incorporated by reference to Exhibit 10.39 to the Company's Form 10-K filed on April 5, 2001 (File No. 0-27491)].

10.4+ Securities Purchase Agreement dated March 30, 2001 by and between Daleen Technologies, Inc. and the Escrow Purchasers named therein [incorporated by reference to Exhibit 10.45 to the Company's Form 10-K filed on April 5, 2001 (File No. 0-27491)].

10.5+ Form of Certificate of Amendment for the Series F Convertible Preferred Stock [incorporated by reference to Exhibit 10.46 to the Company's Form 10-K filed on April 5, 2001 (File No. 0-27491)].

10.6+ From of Warrant Agreement by and between Daleen Technologies, Inc. and the Escrow Purchasers named therein [incorporated by reference to Exhibit 10.47 to the Company's Form 10-K filed on April 5, 2001 (File No. 0-27491)].

10.7+ Registration Rights Agreement dated March 30, 2001 by and between Daleen Technologies, Inc. and the Escrow Purchasers named therein [incorporated by reference to Exhibit 10.48 to the Company's Form 10-K filed on April 5, 2001 (File No. 0-27491)].

10.8+ Escrow Agreement dated March 30, 2001 by and between Daleen Technologies, Inc. and the Escrow Purchasers named therein [incorporated by reference to Exhibit 10.49 to the Company's Form 10-K filed on April 5, 2001 (File No. 0-27491)].

10.9 Employment Agreement, dated April 21, 2000 between Steven Kim and Daleen Technologies, Inc.

------------------

       +Previously filed.

(b)      Reports on Form 8-K

       No reports on Form 8-K were filed during the three months ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DALEEN TECHNOLOGIES, INC.

Date:  May 15, 2001                 /s/      JAMES DALEEN
                                       --------------------------------
                                             JAMES DALEEN
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer
                                             (Principal Executive Officer)



Date: May 15, 2001                  /s/      STEPHEN M. WAGMAN
                                       --------------------------------
                                             STEPHEN M. WAGMAN
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)