Form 10-Q
period 2001-06-30
DALEEN TECHNOLOGIES INC
filed 2001-08-14
CIK 1002658

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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
  (State or other Jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)



      1750 CLINT MOORE ROAD
       BOCA RATON, FLORIDA                                         33487
(Address of principal executive offices)                        (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (561) 999-8000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 6, 2001, there were 21,872,951 shares of registrant's common stock, $0.01 par value, outstanding.

================================================================================

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                                      PART I
                              FINACIAL INFORMATION



                                                                                                                   PAGE
                                                                                                                   ----
Item 1.         Condensed Consolidated Financial Statements.

                Condensed Consolidated Balance Sheets as of December 31, 2000 and June 30, 2001
                     (unaudited)                                                                                    3

                Condensed Consolidated Statements of Operations for the three months and six months ended
                     June 30, 2000 and 2001 (unaudited)                                                             4

                Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000
                     and 2001 (unaudited)                                                                           5

                Notes to Condensed Consolidated Financial Statements (unaudited)                                    6

Item 2.         Management's Discussion and Analysis of Financial Condition and                                    17
                Results of Operations.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.                                        37


                                     PART II
                                OTHER INFORMATION

Item 1.         Legal Proceedings                                                                                  38

Item 4.         Submission of Matters to a Vote of Security Holders                                                38

Item 5.         Other Information                                                                                  39

Item 6.         Exhibits and Reports on Form 8-K                                                                   39

                Signatures                                                                                         41


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                   DALEEN TECHNOLOGIES, INC. and SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (unaudited)

                                                                                     December 31,       June 30,
                                                                                         2000            2001
                                                                                     ------------     ----------
ASSETS

Current assets:
   Cash and cash equivalents                                                          $    22,268          25,721
   Restricted cash                                                                            931              --
   Accounts receivable, less allowance for doubtful accounts of $4,600 at
     December 31, 2000 and $3,653 at June 30, 2001                                         13,929           8,457
   Costs in excess of billings                                                              2,213             422
   Other current assets                                                                       904             478
                                                                                      -----------     -----------
         Total current assets                                                              40,245          35,078
Notes receivable                                                                              493           1,219
Property and equipment, net                                                                10,146           5,808
Goodwill, net of accumulated amortization of $15,026 at December 31, 2000
   and $23,456 at June 30, 2001                                                            43,012          34,603
Other intangible asset, net of accumulated amortization of $786 at
   December 31, 2000                                                                        1,714              --
Other assets                                                                                3,852           2,881
                                                                                      -----------     -----------
         Total assets                                                                 $    99,462          79,589
                                                                                      ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                   $     2,968           1,918
   Accrued payroll and other accrued expenses                                              12,731           8,525
   Billings in excess of costs                                                              1,466           1,176
   Deferred revenue                                                                         2,944           2,085
   Other current liabilities                                                                1,061             674
                                                                                      -----------     -----------
         Total current liabilities                                                         21,170          14,378
   Long term portion of capitalized lease                                                     607              --
                                                                                      -----------     -----------
         Total liabilities                                                                 21,777          14,378
                                                                                      -----------     -----------

Minority interest                                                                             184             184

Stockholders' equity:
   Series F Convertible Preferred Stock $.01 par value; 356,950 shares authorized; none issued or outstanding at December 31, 2000;
     247,882 shares issued and outstanding ($110.94 per
     share liquidation value) as of June 30, 2001                                              --          25,700
   Preferred stock $.01 par value.  Authorized 21,520,286 shares; none
     issued or outstanding                                                                     --              --
   Common stock $.01 par value.  Authorized 200,000,000 shares; issued and outstanding 21,781,727 shares at December 31, 2000 and
     21,863,519 shares at June 30, 2001                                                       218             218
   Stockholders' notes receivable                                                            (274)           (234)
   Deferred stock compensation                                                             (2,148)           (223)
   Additional paid-in capital                                                             161,460         187,700
   Accumulated deficit                                                                    (81,755)       (148,134)
                                                                                      -----------     -----------
         Total stockholders' equity                                                        77,501          65,027
                                                                                      -----------     -----------
         Total liabilities and stockholders' equity                                   $    99,462          79,589
                                                                                      ===========     ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                   DALEEN TECHNOLOGIES, INC. and SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                    Three Months ended           Six Months ended
                                                                          June 30,                    June 30,
                                                                 -----------------------      ---------------------
                                                                     2000         2001           2000        2001
                                                                 ------------   --------      ----------   --------
Revenue:
   License fees                                                  $   7,091        1,063         12,793       2,775
   Professional services and other                                   4,382        2,351          7,651       5,750
                                                                 ---------   ----------      ---------   ---------
         Total revenue                                              11,473        3,414         20,444       8,525
                                                                 ---------   ----------      ---------   ---------
Cost of revenue:
   License fees                                                        193          321            351         368
   Professional services and other                                   3,548        1,608          6,333       5,043
                                                                 ---------   ----------      ---------   ---------
         Total cost of revenue                                       3,741        1,929          6,684       5,411
                                                                 ---------   ----------      ---------   ---------

Gross margin                                                         7,732        1,485         13,760       3,114

Operating expenses:
   Sales and marketing                                               2,518        2,632          5,836       6,955
   Research and development                                          6,746        3,179         11,749       8,506
   General and administrative                                        3,527        5,639          7,372       8,936
   Amortization of goodwill and other intangibles                    3,918        3,642          7,737       8,579
   Impairment of long lived assets                                      --           --             --       3,307
   Restructuring charges                                                --        4,771             --       7,764
                                                                 ---------   ----------      ---------   ---------
         Total operating expenses                                   16,709       19,863         32,694      44,047
                                                                 ---------   ----------      ---------   ---------
Operating loss                                                      (8,977)     (18,378)       (18,934)    (40,933)
Total interest income and nonoperating income, net                     625          373          1,427         619
                                                                 ---------   ----------      ---------   ---------
Net loss                                                            (8,352)     (18,005)       (17,507)    (40,314)
Less:  preferred stock dividends arising from beneficial
       conversion feature                                               --      (26,065)            --     (26,065)
                                                                 ---------   ----------      ---------   ---------
Net loss applicable to common stockholders                       $  (8,352)     (44,070)       (17,507)    (66,379)
                                                                 =========   ==========      =========   =========
Net loss applicable to common stockholders per share - basic
  and diluted                                                    $   (0.38)       (2.02)         (0.81)      (3.05)
                                                                 =========   ==========       ========   =========

Weighted average shares outstanding - basic and diluted             21,700       21,812         21,574      21,799
                                                                 =========   ==========       ========   =========

See accompanying notes to unaudited condensed consolidated financial statements

                   DALEEN TECHNOLOGIES, INC. and SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                   -------------------------------
                                                                                       June 30,         June 30,
                                                                                         2000             2001
                                                                                   ---------------   -------------
Cash flows from operating activities:
    Net loss                                                                       $      (17,507)         (40,314)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                         984            2,135
        Amortization of goodwill and other intangibles                                      7,737            8,579
        Loss on disposal of fixed assets                                                       --            1,994
        Impairment of long-lived assets and other asset                                        --            4,307
        Stock compensation                                                                    689            1,611
        Bad debt expense                                                                      927            1,350
        Interest income on stockholder loans                                                  (15)             (81)
        Non-cash stock settlement expense                                                      --              495
        Changes in assets and liabilities:
          Restricted cash                                                                    (803)             131
          Accounts receivable                                                              (7,601)           4,653
          Costs in excess of billings                                                        (427)           1,786
          Other current assets                                                                 11              201
          Other assets                                                                        410             (156)
          Accounts payable                                                                  1,058           (1,098)
          Accrued payroll and other accrued expenses                                       (6,026)          (3,695)
          Billings in excess of costs                                                         189             (291)
          Deferred revenue                                                                  1,547             (754)
          Other current liabilities                                                           443             (895)
                                                                                   --------------     ------------
            Net cash used in operating activities                                         (18,384)         (20,042)
                                                                                   --------------     ------------
Cash flows provided by financing activities:
    Proceeds from sale of Series F preferred stock and warrants, net                           --           25,700
    Payment of capital lease                                                                   --             (300)
    Proceeds from exercise of stock options and bridge warrants                               472               11
                                                                                   --------------     ------------

            Net cash provided by financing activities                                         472           25,411
                                                                                   --------------     ------------
Cash flows provided by (used in) investing activities:
    Purchase of securities available for sale                                             (20,431)              --
    Sales and maturities of securities available for sale                                  26,440               --
    Issuance of stockholders' notes receivable                                               (192)          (1,241)
    Repayment of stockholders' notes receivable                                               138               87
    Payments related to the acquisition of Inlogic                                         (1,037)              --
    Capital expenditures                                                                   (4,373)            (696)
                                                                                   --------------     ------------
            Net cash provided by (used in) investing activities                               545           (1,850)
                                                                                   --------------     ------------
Effect of exchange rates on cash and cash equivalents                                         (51)             (66)
Net (decrease) increase in cash and cash equivalents                                      (17,418)           3,453
Cash and cash equivalents at beginning of period                                           52,852           22,268
                                                                                   --------------     ------------
Cash and cash equivalents at end of period                                         $       35,434           25,721
                                                                                   ==============    =============


See accompanying notes to unaudited condensed consolidated financial statements.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements for Daleen Technologies, Inc. and subsidiaries (collectively, referred to as "Daleen" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. The condensed consolidated balance sheet at December 31, 2000 has been derived from the Company's audited consolidated financial statements at that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's annual report on Form 10-K as of and for the year ended December 31, 2000 filed with the Securities and Exchange Commission ("SEC").

    The results of operations for the three or six months ended June 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

(2) PRINCIPLES OF CONSOLIDATION

    The accompanying financial statements include the accounts of Daleen Technologies, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3) BASIC AND DILUTED NET LOSS PER SHARE

    Basic and diluted net loss per share was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for each period presented. Common stock equivalents were not considered since their effect would be antidilutive. Common stock equivalents amount to 29,924,932 shares and 30,264,172 shares for the three months and six months ended June 30, 2001, respectively. Common stock equivalents amounted to 1,635,533 shares and 1,863,121 shares for the three months and six months ended June 30, 2000.

    Net loss applicable to common stockholders differs from net loss in the three and six months ended June 30, 2001 due to the preferred stock dividends arising from the beneficial conversion features from the sale ("Private Placement") of the Series F convertible preferred stock ("Series F preferred stock") and warrants to purchase additional shares of Series F preferred stock ("Warrants"). See note 11.

(4) REVENUE RECOGNITION

    The Company recognizes revenue under Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions ("SOP 98-9"). SOP 98-9 requires recognition of revenue using the "residual method" when (i) there is vendor-specific objective evidence ("VSOE") of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (ii) VSOE of fair value does not exist for one or more of the delivered elements in the arrangement, and (iii) all revenue recognition criteria in Statement of Position 97-2, Software Revenue

Recognition ("SOP 97-2") other than the requirement for VSOE of the fair value of each delivered element of the arrangement are satisfied.

    The following elements could be included in the Company's arrangements with its customers:

    o    Software license
    o    Maintenance and support
    o    Professional services
    o    Third party software licenses and maintenance
    o    Training

    VSOE exists for all of these elements except for the software license. The software license is delivered upon the execution of the license agreement. Based on this delivery and the fact that VSOE exists for all other elements, the Company recognizes revenue under SOP 98-9 as long as all other revenue recognition criteria in SOP 97-2 are satisfied.

    Under SOP 98-9, the arrangement fee is recognized as follows: (i) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and as described below and (ii) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

    Revenue related to delivered elements of the arrangement is recognized when persuasive evidence of an arrangement exists, the software has been delivered, the fee is fixed and determinable and collectibility is probable.

    Revenue related to undelivered elements of the arrangement is valued by the price charged when the element is sold separately and is recognized as follows:

    o Revenue related to customer maintenance agreements on the Company's software licenses and third-party software maintenance is deferred and recognized ratably using the straight-line method basis over the applicable maintenance period. The VSOE of maintenance is determined using the rate that maintenance is renewed at each year and is dependent on the amount of the license fee as well as the type of maintenance the customer chooses.

    o Professional service fees are recognized separately from the software license fee since the services are not considered essential to the functionality of the software and the software does not require significant modification, production or customization. The Company generally enters into one of the following types of professional services contracts with its customers: (i) fixed fee contracts or
        (ii) time and materials contracts.

           The Company recognizes revenue from fixed fee professional services contracts using the percentage of completion method, based on the ratio of total hours incurred to date to total estimated project labor hours. Changes in job performance, project scope, estimated profitability and final contract settlement may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor and supplies. These costs are readily determinable since the Company uses the costs that would have been charged if the contract was a time and materials contract. Provisions for estimated losses on uncompleted contracts are recorded in the period in which losses are determined. Amounts billed in excess of revenue recognized to date are classified as "Billings in excess of costs", whereas revenue recognized in excess of amounts billed are classified as "Costs in excess of billings" in the accompanying condensed consolidated balance sheets. All out-of-pocket expenses associated with the implementation are invoiced separately at the actual cost.

           The Company recognizes revenue from time and materials professional services contracts as the services are performed. All out-of-pocket expenses associated with the professional services are invoiced separately at their actual cost.

    o Third party software license fees are recognized when delivered to the customer. The value of third party software is based on the Company's acquisition cost plus a reasonable margin and is readily determinable since the Company frequently sells these third party licenses separate of the other elements.

    o Training revenue is recognized when training is provided to customers and is based on the amount charged for training when it is sold separately.

    The Company typically receives 25% of the license fee as a down payment and the balance is typically due between three to nine months from contract execution. In limited situations, the Company enters into extended payment terms with certain customers if the Company believes it is a good business opportunity. When it enters into these arrangements the Company evaluates each arrangement individually to determine whether collectibility is probable and the fees are fixed and determinable. An arrangement fee is generally not presumed to be fixed and determinable if payment of a significant portion of the licensing fee is not due until after expiration of the license or more than 12 months after software license delivery. Revenue related to arrangements containing extended payment terms where the fees are not considered fixed and determinable is deferred until payments are due.

    In order to ensure that collectibility is probable, the Company performs extensive credit reviews on each customer. If collectibility is determined to not be probable upon contract execution, revenue is recognized when cash is received.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB No. 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company adopted the provisions of SAB No. 101 beginning October 1, 2000. The adoption of SAB No. 101 did not have an impact on the Company's revenue recognition policies.

(5) RESTRUCTURING ACTIVITIES

    In December 2000, management performed a comprehensive business review to identify areas where the Company could reduce costs. On January 4, 2001, the Company's Board of Directors formally approved a plan to reduce operating expenses. The process culminated with the announcement on January 5, 2001 (the "January Restructuring") that the Company was taking certain specific cost reduction measures. The Company recorded a $3.0 million restructuring charge for the six months ended June 30, 2001 related to the January Restructuring. Such charge included the estimated costs related to workforce reductions, downsizing of facilities, asset writedowns and other costs. Management implemented these actions associated with the January Restructuring immediately following the January 5, 2001 announcement.

    The workforce reductions associated with the January Restructuring included the termination of approximately 140 employees throughout the Company's Boca Raton, Florida; Atlanta, Georgia; and Toronto, Ontario, Canada facilities and included employees from substantially all of the Company's employee groups. The downsizing of facilities included the downsizing of the Atlanta and Toronto facilities to one floor at each location. The asset writedowns were primarily related to the disposition of duplicative furniture and equipment and computer equipment from terminated employees, which was not resaleable. Other costs included costs incurred that are no longer going to provide benefit to the Company such as recruiting fees and relocation costs related to employment offers that were rescinded, penalties for cancellation of a user conference and trade show and other miscellaneous expenses.

    In late March 2001, management initiated a second comprehensive business review to identify additional areas for cost reductions. As a result, the Company's Board of Directors formally approved and the Company announced a plan on April 10, 2001 (the "April Restructuring") to further reduce operating expenses. The Company recorded a $4.8 million restructuring charge for the three months and six months ended June 30, 2001 in connection with the April Restructuring. Such charge included the estimated costs related to workforce reductions, closing of facilities, asset writedowns and other costs. Management implemented these actions immediately following the April 10, 2001 announcement.

    The workforce reductions associated with the April Restructuring included the termination of 193 employees throughout all of the Company's facilities. The Company consolidated its North American workforce into its Boca Raton corporate offices and closed its Toronto and Atlanta facilities. In addition, the Company consolidated its North American research and development and professional services resources and further reduced its administrative support functions. The asset writedowns were primarily related to computer equipment from terminated employees, which was not resaleable. Other costs included accounting and legal fees, penalties for cancellation of software maintenance contracts in Atlanta and Toronto and penalties for cancellation of a trade show.

    The January Restructuring and April Restructuring encompassed the following components (in thousands):

                                                          January              April
                                                       Restructuring      Restructuring        Total
                                                       -------------      -------------       --------
             Employee termination benefits              $  1,496           $   3,192          $  4,688
             Facility costs/rent on idle facilities          763               1,259             2,022
             Asset writedowns                                620                 240               860
             Other costs                                     114                  80               194
                                                        --------           ---------          --------
                                                        $  2,993           $   4,771          $  7,764
                                                        ========           =========          ========

    If the Company did not have the January Restructuring and April Restructuring, the costs would have been recorded as follows (in thousands):


                                                         January             April
                                                       Restructuring      Restructuring        Total
                                                       -------------      -------------       --------
       Costs of sales-professional services             $     387          $  1,198           $  1,436
       Research and development                               522             1,392              1,583
       Sales and marketing                                    278               725                846
       General and administrative                           1,806             1,456              3,899

    Amounts charged against the restructuring accrual for the six months ended June 30, 2001 were as follows (in thousands):

                                                          January            April
                                                       Restructuring      Restructuring        Total
                                                       -------------      -------------       --------

             Employee termination benefits              $   1,228          $  2,476           $  3,704
             Facility costs/rent on idle facilities           763               102                865
             Asset writedowns                                 620               104                724
             Other costs                                      114                29                143
                                                        ---------          --------           --------
                                                        $   2,725          $  2,711           $  5,436
                                                        =========          ========           ========

    As of June 30, 2001, an accrual remains on the condensed consolidated balance sheets in accrued payroll and other accrued expenses related to the January Restructuring and April Restructuring consisting of the following components (in thousands):

                                                         January             April
                                                       Restructuring      Restructuring        Total
                                                       -------------      -------------       --------

      Employee termination benefits                     $     268          $    716           $    984
      Facility costs/rent on idle facilities                   --             1,157              1,157
      Asset writedowns                                         --               136                136
      Other costs                                                                51                 51
                                                        ---------          --------           --------
                                                        $     268          $  2,060           $  2,328
                                                        =========          ========           ========


(6) IMPAIRMENT CHARGES

    The Company recorded an impairment charge of approximately $3.3 million in the six months ended June 30, 2001 related to the following:

         Employee workforce - other intangible asset             $  1,565
         Property and equipment                                     1,742
                                                                 --------
                                                                 $  3,307
                                                                 ========

    Due to the various restructuring activities initiated by the Company, the Company performed an evaluation of the recoverability of the employee workforce under Statement of Financial Accounting Standards ("SFAS") No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." Management determined that this asset was impaired at March 31, 2001.

    As of March 31, 2001, the Company determined that certain property, leasehold improvements and equipment, which mainly represented computer equipment and furniture from the Toronto and Atlanta facilities, was impaired. The Company recorded an impairment charge during the six months ended June 30, 2001 for the difference between the fair value and the carrying value of the assets.

(7) LIQUIDITY


    The Company continued to experience significant operating losses for the six months ended June 30, 2001 and has an accumulated deficit of $148.1 million at June 30, 2001. In order to address its liquidity issue and to strengthen its balance sheet, the Company sold Series F preferred stock in a Private Placement, which resulted in the receipt of net proceeds of $25.7 million to the Company on June 7, 2001. Cash used in operations for the six months ended June 30, 2001 amounted to approximately $20.0 million.

    Cash and cash equivalents at June 30, 2001 was $25.7 million. Management believes that the cash and cash equivalents at June 30, 2001, together with the reduction of costs achieved by the January Restructuring and the April Restructuring, will enable the Company to fund its operations for the remainder of 2001. Although the Company intends to carefully manage the uses of cash, the Company may need to further reduce operations and or seek additional public or private equity financing or financing from other sources. The Company may also need to consider other options, which include, but are not limited to, forming strategic partnerships or alliances and/or considering other strategic alternatives, including possible business combinations. There can be no assurance that additional financing will be available, or that, if available, the financing will be obtainable on terms favorable to the Company or that any additional financing would not be dilutive. Further, there can be no assurance that any of the additional strategic alternatives will be available, or if available, will be on terms favorable to the Company or its stockholders. Failure to obtain additional financing or to engage in one of the strategic alternatives may have a material adverse effect on the Company's ability to operate as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty.

(8) GOODWILL

    Goodwill represents the excess of the cost to acquire Inlogic Software Inc. ("Inlogic" or renamed as "Daleen Canada") over the fair value of the assets and liabilities purchased. Goodwill is being amortized on a straight-line basis over four years, the expected period to be benefited.

    In March 2001, the Company reduced goodwill by approximately $1.1 million due to its decision that it will no longer promote and license certain gateway products that it originally acquired as a result of its acquisition of Daleen Canada in December 1999. The development of these gateway products was in process at the time of the Daleen Canada acquisition and was subsequently completed. In connection with this decision, the Company accelerated the amortization for a proportionate amount of goodwill related to these products.

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

    At June 30, 2001, management believes the $34.6 million net book value of goodwill is recoverable from future cash flows over the remaining amortization period. However, the business environment in which the Company is operating is changing rapidly. In addition, the Company's liquidity situation (see note 7) and the resultant actions taken by management in 2001 to restructure the Company (see note 5) will result in management continuing to review the recoverability of all long-lived assets, including goodwill. In light of the Company's current operating environment, future projected cash flows may be subject to significant variability. As a result, it is possible that the Company will recognize additional impairment charges related to goodwill in future periods.

(9) BUSINESS AND CREDIT CONCENTRATIONS

    During the three months ended June 30, 2001 and 2000, 19.1 percent and 23.0 percent, respectively, of the Company's total revenue was attributed to one customer.

    For the six months ended June 30, 2001, 29.7 percent of the Company's total revenue was attributed to two customers. Sales to these two customers accounted for 18.2 percent and 11.5 percent of total revenue for the six-month period. For the six months ended June 30, 2000, 13.0 percent of total revenue was attributed to one customer.

    One customer accounted for 12.7% of total accounts receivable at June 30, 2001. One customer accounted for 10.9% of total accounts receivable at December 31, 2000.

(10) RELATED PARTY TRANSACTIONS

    In January 2001 the Company loaned $1,237,823 to its Chairman and Chief Executive Officer and his wholly-owned limited partnership (collectively "the Makers"). The loan bears interest at a rate of 8.75% per annum. The principal and any unpaid accrued interest are payable in full January 31, 2006. The loan is secured by 901,941 shares of the Company's common stock, and is non-recourse to the Makers except to the extent of the collateral. As a result of the note being non-recourse, the Company has recorded an allowance for the difference between the face value of the note plus accrued interest and the fair market value of the underlying collateral. At June 30, 2001, the allowance was approximately $550,000.

(11) SERIES F PREFERRED STOCK

    On March 30, 2001, the Company entered into definitive agreements (collectively, the "Purchase Agreements") for the Private Placement of $27.5 million of Series F preferred stock and Warrants. Pursuant to the terms of the Purchase Agreements, the Company consummated the Private Placement on June 7, 2001. The consummation of the Private Placement was subject to the receipt of approval from the Company's stockholders, including approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock to 200 million shares and to create and designate the Series F preferred stock. The Company's stockholders approved the Private Placement and the related amendments to the certificate of incorporation at the Company's annual meeting of stockholders on June 7, 2001. The net proceeds from the Private Placement after payment of expenses, amounted to $25.7 million.

    Pursuant to the terms of the Purchase Agreements, the Company issued and sold (i) an aggregate of 247,882 shares of Series F preferred stock and (ii) Warrants to purchase an aggregate of 99,153 shares of Series F preferred stock at an exercise price of $166.41. The Company also issued to the placement agent Warrants for the purchase of 9,915 shares of Series F preferred stock at an exercise price of $166.41.

    Pursuant to the terms of the Purchase Agreements, the purchase price per share of the Series F preferred stock was $110.94, which is equal to (i) the average closing price per share of the Company's common stock during the ten trading days ending on March 30, 2001, multiplied by (ii) 100, the number of shares of common stock initially issuable upon conversion of a share of Series F preferred stock. Each share of Series F preferred stock will be convertible at any time at the option of the holder into shares of the Company's common stock. The number of shares of common stock issuable upon conversion of a share of Series F preferred stock is determined by dividing the initial purchase price per share of the Series F preferred stock, or $110.94, by the conversion price in effect at the time of conversion. The initial conversion price was $1.1094. As a result, each share of Series F preferred stock initially was convertible into 100 shares of common stock of the Company. The conversion price was subject to a limited one-time adjustment (the "reset") as follows:

         In the event the average market price (based on the closing price per share reported by The Nasdaq Stock Market) per share of the common stock for the ten consecutive trading days beginning with the next trading day immediately following the date on which the Company issues an Earnings Release (as defined below) for the quarter ended June 30, 2001 (the "Reset Average Market Price") is less than the conversion price, the conversion price will be adjusted automatically to the higher of (A) the Reset Average Market Price or (B) $0.75% of the initial conversion price. If the Company issues more than one Earnings Release with respect to the quarter ended June 30, 2001, a Reset Average Market Price will be calculated for the ten trading days following each Earnings Release, and the lower Reset Average Market Price will be used for the purpose of determining the adjusted conversion price. The effective date for the reset follows the Company's final Earnings Release. "Earnings Release" means (y) a press release issued by the Company after March 30, 2001, providing any material financial metrics regarding revenue or estimated revenue or earnings or estimated earnings for the quarter ended June 30, 2001, or
         (z) a press release issued by the Company announcing its actual total revenue for the quarter ended June 30, 2001.

    On April 10, 2001, the Company issued an Earnings Release, which would have resulted in a reset of $0.923 as of June 30, 2001. On July 26, 2001, the Company issued its final Earnings Release. The Reset Average Market Price following the final Earnings Release was $0.9060, which was the lowest Reset Average Market Price following the Company's Earnings Releases. As a result, effective August 9, 2001, the conversion price of the Series F preferred stock was reset to $0.9060. Based on the reset conversion price established by the July 26, 2001 final Earnings Release and pursuant to the terms of the Purchase Agreements, each share of Series F preferred stock is convertible into 122.4503 shares of common stock.

    In addition to the reset, in the event the Company issues common stock or securities convertible into common stock at a price per share less than the conversion price of the Series F preferred stock, the conversion price will be reduced to be equal to the price per share of the securities sold by the Company. This adjustment provision is subject to a number of exceptions, including the issuance of stock or options to employees and the issuance of stock or options in connection with acquisitions. The conversion price will also be subject to adjustment as a result of stock splits and stock dividends on the common stock.

    The Series F preferred stock will automatically convert into common stock at any time after March 30, 2002 if the common stock trades on The Nasdaq National Market or a national securities exchange at a price per share of at least $3.3282 for ten trading days within any twenty-day trading period.

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

    The Warrants issued are exercisable at any time for a period of five years. The fair value of all warrants issued to the holders of the Series F preferred stock is approximately $7.7 million using the Black-Scholes model. This was recorded as a preferred stock dividend on June 7, 2001. The Company used the following assumptions in the Black-Scholes model.

                  Expected life                    5 years
                  Dividends                        None
                  Risk-free interest rate          4.96%
                  Expected volatility              68.6%

    The Company also recorded a beneficial conversion feature in the amount of approximately $18.4 million on June 7, 2001 based on the proceeds from the Series F preferred stock reduced by the amount allocated to the warrants. This was recorded as a preferred stock dividend. The beneficial conversion feature was recorded using a conversion price of $0.923 which was the most probable reset price at June 30, 2001. Due to the reset conversion price established by the July 26, 2001 final Earnings Release which resulted in a lower conversion price ($0.906) the Company will record an additional beneficial conversion feature during the third quarter 2001 in the amount of $715,585.

(12) STOCK OPTION PLANS

    The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Compensation expense is recognized on a straight-line method over the vesting period. SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" ("SFAS No. 123"), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net loss and pro forma net loss per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures provisions of SFAS No. 123.

    In March 2000, the FASB issued Financial Interpretation No. 44 ("FIN 44"), "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION - AN INTERPRETATION OF APB NO. 25." FIN 44 clarifies the application of APB Opinion No. 25 for certain issues including: (i) the definition of employee for purposes of applying APB Opinion No. 25, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (iv) the accounting for exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which were effective after December 15, 1998. The adoption of FIN 44 did not have a material adverse effect on the Company's financial position or results of operations.

    PARTNERCOMMUNITY, INC.

    In 2001, the Company approved the 2000 Stock Incentive Plan (the "PC Plan") for its subsidiary, PartnerCommunity, Inc. The PC Plan authorized PartnerCommunity, Inc. to issue stock incentives not to exceed 2,500,000 shares of PartnerCommunity, Inc.'s common stock and includes incentive stock options ("ISOs") and non-qualified stock option transactions. Employees and key persons of PartnerCommunity, Inc. selected by the Board of Directors of PartnerCommunity, Inc are eligible for the grant of stock incentives under the PC Plan. Only employees of PartnerCommunity, Inc. shall be eligible to receive a grant of ISOs. The concentrated life of options granted is ten years from grant date for ISOs and non-qualified stock options granted to other than 10% stockholders and five years for ISOs granted to 10% stockholders. In January 2001, PartnerCommunity, Inc granted options to purchase 787,000 shares of PartnerCommunity, Inc. common stock under the PC Plan to employees at $.70 per share. Upon exercise of these options, the Company will account for the stock issued as minority interest in PartnerCommunity, Inc.

    DALEEN TECHNOLOGIES, INC.

    The Amended and Restated 1999 Stock Option Plan ("the 1999 Plan") authorized Daleen Technologies, Inc. to automatically adjust the number of shares of common stock available for issuance on the first day of each fiscal year beginning in 2000, up to an annual increase of 5,000,000 shares subject to a maximum of 20% of the fully-diluted shares outstanding at the time. The number of shares authorized under the 1999 Plan increased to 5,790,145 in 2001. The annual increase in 2002 will be reduced to a maximum of 3,000,000 shares pursuant to an amendment to the 1999 Plan approved by the Board of the Directors on July 18, 2001. (See note 14)

(13) LEGAL PROCEEDINGS

    On May 11, 2001, the Company commenced a lawsuit against Mohammad Aamir, 1303949 Ontario Inc. and The Vengrowth Investment Fund, Inc. (collectively, the "Defendants"). The case was filed in the Ontario Superior Court of Justice (Court File No. 010CV-210809) and was styled DALEEN TECHNOLOGIES, INC. AND DALEEN CANADA CORPORATION V. MOHAMMAD AAMIR, 1303949 ONTARIO INC., AND THE VENGROWTH INVESTMENT FUND INC. All Defendants were former stockholders of Inlogic. Mr. Aamir was the president and chief executive officer of Inlogic.

    On June 6, 2001, the Company settled the lawsuit against the Defendants. In connection with the settlement, on June 8, 2001, the Company granted to the Defendants warrants to purchase an aggregate of 750,000 shares of the Company's common stock with an exercise price of $1.134 per share. The warrants are immediately exercisable for a period of two years. The Company also agreed to negotiate in good faith to license its ecare product as part of the settlement. The term of the license are not yet finalized. The Defendants also agreed to release the Company from any claims they may have had against the Company. The issuance of the warrants resulted in the recognition of non-cash expense of approximately $495,000 in the three months ended June 30, 2001, and represents the fair value of such warrants.

(14) SUBSEQUENT EVENTS

    On July 18, 2001, the Board of Directors approved the Daleen Technologies, Inc. 2001 Broad-Based Stock Incentive Plan ("the 2001 Plan"). The Plan provides that the exercise price of the options granted will be issued at no less than the fair market value of the underlying common stock at the date of grant. 2,000,000 shares were authorized for issuance under the 2001 Plan. On July 18, 2001, the Compensation Committee and the Board of Directors authorized the issuance of 1,403,250 options to purchase common stock to its employees under the 2001 Plan at the fair market value at date of grant. The vesting period for these options is 50% each year for two years from date of grant.

(15) NEW ACCOUNTING PRONOUNCEMENTS

    In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "ACCOUNTING FOR TRANSFER AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES" ("SFAS No. 140"). SFAS No. 140 provides guidance on accounting for (1) securitization transactions involving financial assets;
(2) sales of financial assets (including loan participations); (3) factoring transactions; (4) wash sales; (5) servicing assets and liabilities; (6) collateralized borrowing arrangements; (7) securities lending transactions; (8) repurchase agreements; and (9) extinguishment of liabilities. The provisions of SFAS No. 140 became effective for transactions entered into after March 31, 2001. The adoption of SFAS No. 140 did not have a significant impact of the Company's financial position or operating results.

    In July 2001, the FASB issued Statement No. 141, "BUSINESS COMBINATIONS" ("SFAS No. 141"), and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria for intangible assets acquired in a purchase method business combination which must be met to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

    The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

    SFAS No. 141 will require, upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

    As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $27.5 million, which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Amortization expense related to goodwill was approximately $14.4 million and $8.4 million for the year ended December 31, 2000 and six months ended June 30, 2001, respectively.

    Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting SFAS No. 141 and SFAS No. 142 on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

    In July 2001 FASB issued Statement No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" ("SFAS No. 143"). That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. The Company has not determined the impact of adopting this standard.

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

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risks Associated with Daleen's Business and Future Operating Results", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 5, 2001. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

    You should be aware that some of these statements are subject to known and unknown risks, uncertainties and other factors, including those discussed in the section of this report entitled "Risks Associated with Daleen's Business and Future Operating Results," that could cause the actual results to differ materially from those suggested by the forward-looking statements.

OVERVIEW

    We are a provider of Internet software solutions that manage the revenue chain for next-generation service providers, enterprise business and technology solutions providers. Our RevChain(TM) product family enables service providers to automate and manage their entire revenue chain including services, customers, orders and fulfillment and billing and settlement across the span of the enterprise. Our RevChain solutions extend from the back office to interfacing with customers, whether through the Internet or with customer service representatives, and manage mutual service offerings across partner relationships. These modular solutions integrate with third-party solutions and deliver proven scalability, making the software highly adaptable and ready for the future. As a result, service providers, and enterprise business and technology solutions providers are able to accelerate time-to-revenue, rapidly adapt to new opportunities, and leverage the power of the Internet, thereby providing a competitive advantage in their business. In addition to our products, we offer professional consulting services, training, maintenance, support and third-party software fulfillment related to the products we develop.

    Historically, we have operated our business with primarily a direct sales model. Our products and services were sold through our direct sales force. Our strategic alliance partners, including operational support system providers, other software application companies, consulting firms and systems integration firms, provided some level of sales and marketing support to deliver a complete solution and successful implementation to our customers. In order to address a broader market and to satisfy customers' requirements associated with the use of independent consulting and systems integration firms, we have increased our focus on indirect sales through our strategic alliance partners. We believe that an increased focus on these strategic alliances will enable us to more easily enter into new markets and reach potential new customers for our products. In addition, we will continue to maintain a reduced direct sales force for those sales opportunities that do not include or require third party strategic alliance partners. We believe that the launch of our RevChain product family in the first quarter enhanced our ability to increase our focus on this distribution strategy. Our new RevChain product line, associated positioning, packaging and underlying pure Internet architecture provide the added-value and competitive differentiation we believe are critical to attract and maintain relationships with partners essential to our overall success. We are currently working with several of these partners under various agreements to generate new business opportunities through joint sales and marketing efforts. Our success will depend to a large extent on the willingness and ability of our alliance partners to devote sufficient resources and efforts to marketing our products versus the products of others. There are no guarantees that this strategy will be successful.

    In recent years, we have invested heavily in research and development, sales and marketing, and general operating expenses in order to increase our market position, develop our products and build our infrastructure. As a result of reduction in market growth in the second half of 2000, combined with reduced information technology spending, we implemented two extensive restructuring actions in 2001 which have resulted in a reduction of operating costs in areas such as compensation and benefits, facilities, capitalized expenditures, travel costs and other operating costs. On January 4, 2001 our Board of Directors approved and on January 5, 2001 we announced we executed specific cost reduction measures ("the January Restructuring"). We recorded a $3.0 million restructuring charge in the six months ended June 30, 2001 related to the January Restructuring. This charge included the estimated costs related to workforce reductions, downsizing of facilities, asset writedowns and other costs. We implemented the actions associated with the January Restructuring immediately following the January 5, 2001 announcement.

    The workforce reductions in the January Restructuring included the termination of approximately 140 employees throughout the Company's Boca Raton, Florida; Atlanta, Georgia; and Toronto, Ontario, Canada facilities, and included employees from substantially all of the Company's employee groups. The downsizing of facilities included the downsizing of the Atlanta and Toronto facilities to one floor per each location. The asset writedowns were primarily related to the disposition of duplicative furniture and equipment and computer equipment from terminated employees, which was not resaleable. Other costs included costs incurred that are no longer going to provide benefit to us such as recruiting fees and relocation costs related to employment offers that were rescinded, penalties for cancellation of a user conference and trade show, and other miscellaneous expenses.

    In late March 2001, we initiated a second comprehensive business review to identify additional areas for cost reductions. As a result, our Board of Directors approved, and we announced, another restructuring on April 10, 2001 (the "April Restructuring"). The April Restructuring included the consolidation of our North American workforce into our Boca Raton, Florida corporate offices and closed our Toronto and Atlanta facilities. In addition, we consolidated our North American research and development and professional services resources and further reduced our administrative support functions. We recorded a $4.8 million restructuring charge in the three and six months ended June 30, 2001 related to the April Restructuring. This charge included the estimated costs related to workforce reductions of 193 employees, closing of facilities, asset writedowns and other costs. Other costs included accounting and legal fees, penalties for cancellation of software maintenance contracts in Atlanta and Toronto and penalties for cancellation of a trade show. We implemented the actions associated with the April Restructuring immediately following the April 10, 2001 announcement.

RECENT DEVELOPMENTS

    PRIVATE PLACEMENT OF SERIES F CONVERTIBLE PREFERRED STOCK. On March 30, 2001, we entered into definitive agreements (collectively, the "Purchase Agreements") for the sale ("private placement") of $27.5 million of Series F convertible preferred stock (the "Series F preferred stock") and warrants to purchase additional shares of Series

F preferred stock (the "Warrants"). Pursuant to the terms of the Purchase Agreements, we consummated the private placement on June 7, 2001. We received net proceeds of approximately $25.7 million from the private placement. The consummation of the private placement was subject to the receipt of approval from our stockholders, including approval of an amendment to our certificate of incorporation to increase the number of authorized shares of common stock to 200 million shares and to create and designate the Series F preferred stock. Our stockholders approved the private placement and the related amendments to our certificate of incorporation at our 2001 Annual Meeting of Stockholders held on June 7, 2001.

           Pursuant to the Purchase Agreements, we issued and sold (i) an aggregate of 247,882 shares Series F preferred stock and (ii) Warrants to purchase an aggregate of 109,068 shares of Series F preferred stock, including a Warrant that we issued to Robertson Stephens, Inc., which acted as our placement agent in the private placement. The purchase price per share of the Series F preferred stock (without giving effect to the allocation of any part of the purchase price to the Warrants) was $110.94 per share, which is equal to (A) $1.1094, the average closing price per share of our common stock during the ten trading days ending on March 30, 2001, the date of the Purchase Agreements, multiplied by (B) 100, the number of shares of common stock initially issuable upon conversion of a share of Series F preferred stock.

           Each share of Series F preferred stock is convertible at any time at the option of the holder into shares of our common stock. The number of shares of common stock issuable upon conversion of a single share of Series F preferred stock is determined by dividing the original price per share of the Series F preferred stock, which is $110.94, by the conversion price in effect on the date of conversion. The initial conversion price was $1.1094. The conversion price was subject to a limited one-time adjustment (the "reset") as follows:

    In the event the average market price (based on the closing price per share reported by The Nasdaq Stock Market) per share of our common stock for the ten consecutive trading days beginning with the next trading day immediately following the date on which we issue an Earnings Release (as defined below) for the quarter ended June 30, 2001 (the "Reset Average Market Price") is less than the conversion price, the conversion price will be adjusted automatically to the higher of (A) the Reset Average Market Price or (B) $0.75% of the initial conversion price. If we issue more than one Earnings Release with respect to the quarter ended June 30, 2001, a Reset Average Market Price will be calculated for the ten trading days following each Earnings Release, and the lower Reset Average Market Price will be used for the purpose of determining the adjusted conversion price. The effective date for the reset follows our final Earnings Release. "Earnings Release" means (y) a press release issued by us after March 30, 2001, providing any material financial metrics regarding revenue or estimated revenue or earnings or estimated earnings for the quarter ended June 30, 2001, or (z) a press release issued by us announcing our actual total revenue for the quarter ended June 30, 2001.

    On April 10, 2001, we issued an Earnings Release, which would have resulted in a reset of $0.9230 as of June 30, 2001. On July 26, 2001, we issued our final Earnings Release. The Reset Average Market Price following the final Earnings Release was $0.9060, which was the lowest Reset Average Market Price following our Earnings Releases. As a result, effective August 9, 2001, the conversion price of the Series F preferred stock was reset to $0.9060. Based on the reset conversion price established by the July 26, 2001 final Earnings Release and pursuant to the terms of the Purchase Agreements, each share of Series F preferred stock is convertible into 122.4503 shares of common stock, or an aggregate of approximately 43,708,634 shares of common stock.

    In addition to the reset, in the event we issue common stock or securities convertible into common stock at a price per share less than the conversion price of the Series F preferred stock, the conversion price will be reduced to be equal to the price per share of the securities sold. This adjustment provision is subject to a number of exceptions, including the issuance of stock or options to employees and the issuance of stock or options in connection with acquisitions. The conversion price will also be subject to adjustment as a result of stock splits and stock dividends on the common stock.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

    TOTAL REVENUE. Total revenue, which includes license revenue and professional services and other revenue, decreased $8.1 million, or 70.2%, to $3.4 million in the three months ended June 30, 2001 from $11.5 million for the same period in 2000. The primary reason for lower revenue during the recent quarter related to a decrease in license revenue due to fewer license contracts being signed in the second quarter 2001 than in the second quarter 2000. In addition, the number of contracts being signed in recent quarters has decreased our services revenue due to less ongoing product implementations related to licensing our software products and the need for third-party software fulfillment.

    LICENSE FEES. Our license fees are derived from licensing our software products. License fees decreased $6.0 million, or 85.0%, in the three months ended June 30, 2001 to $1.1 million compared to $7.1 million for the same period in 2000. This decrease was due to fewer license contracts being signed in the second quarter 2001 compared to the same period in 2000. The primary reasons for this reduction include an overall reduction in technology spending, market conditions in our industry, competition, lengthening of the sales cycle and postponement of customer licensing decisions. License fees constituted 31.2% of total revenue in the three months ended June 30, 2001, compared to 61.8% in the same period in 2000.

    PROFESSIONAL SERVICES AND OTHER. Our professional services and other revenue consists of revenue from professional consulting services, training, maintenance and support, and third party software fulfillment, all related to the software products we develop and license. We offer consulting services on a fixed fee basis and on a time and materials basis. We also offer third party software fulfillment based on our acquisition cost plus a reasonable margin. Professional services and other revenue decreased $2.0 million, or 46.4%, in the three months ended June 30, 2001 to $2.4 million, compared to $4.4 million in the same period in 2000. The decrease was due to less ongoing product implementations, fewer maintenance contracts due to customer insolvency, and less revenue associated with third-party software fulfillment. Professional services and other revenue constituted 68.9% of total revenue in the three months ended June 30, 2001, compared to 38.2% for the same period in 2000. The increase as a percentage of total revenue is due to a reduction in license revenue in the quarter.

    TOTAL COST OF REVENUE. Total cost of revenue decreased $1.8 million, or 48.4%, to $1.9 million in the three months ended June 30, 2001 from $3.7 million in the same period in 2000. Total cost of revenue includes both cost of license fees and cost of professional services and other. These components include the cost of direct labor, benefits, overhead and materials associated with the fulfillment and delivery of licensed products, amortization expense related to prepaid third-party licenses, and related corporate overhead costs to provide professional services to our customers. These costs decreased due to the decrease in total revenue as well as the result of our cost reduction measures taken in the January Restructuring and April Restructuring. The cost reductions included a decrease in professional services personnel and other overhead costs which were reduced when we closed the Atlanta office. The Atlanta office primarily operated as a professional services facility. Overall, total cost of revenue as a percentage of total revenue increased to 56.5% in the three months ended June 30, 2001, compared to 32.6% in the same period in 2000. This increase resulted from the decrease in total revenue.

    COST OF LICENSE FEES. Cost of license fees includes direct cost of labor, benefits and packaging material for fulfillment and shipment of our software products and amortization expense related to prepaid third-party licenses. Cost of license fees increased to $320,654, or 65.8%, in the three months ended June 30, 2001, from $193,375 in the same period in 2000 due to the amortization expense related to prepaid third-party licenses which are being amortized over the term of their respective agreements. These prepaid third-party license agreements did not exist in the same period in 2000. Cost of license fees increased to 30.2% of license revenue in the three months ended June 30, 2001, compared to 2.7% for the same period 2000 due to the decrease in license revenue.

    COST OF PROFESSIONAL SERVICES AND OTHER. Cost of professional services and other includes direct cost of labor, benefits, third party software and related corporate overhead costs to provide professional services and training to our customers. Cost of professional services and other decreased $1.9 million, or 54.7%, to $1.6 million in the three months ended June 30, 2001, from $3.5 million in the same period in 2000. These costs decreased as a result of our cost reduction measures taken with the January Restructuring and the April Restructuring. In addition, the revenue related to professional services and other has decreased. Cost of professional services and other decreased to 68.4% of professional services and other revenue in the three months ended June 30, 2001, compared to 81.0% for the same period in 2000 due to the cost reduction measures related to the January Restructuring and the April Restructuring.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales, marketing and partner management personnel, travel and entertainment, trade show and marketing program costs, promotional costs and related corporate overhead costs. These expenses increased $114,257, or 4.5%, to $2.6 million in the three months ended June 30, 2001, from $2.5 million for the same period in 2000. The overall increase in 2001 was due to the increase in our trade show presence and our increased sales presence in the Netherlands. These increases were offset by the cost reduction measures associated with the January Restructuring and the April Restructuring. As a percentage of revenue, these expenses increased from 21.9% in the three months ended June 30, 2000 to 77.1% for the same period in 2001 mainly due to the decrease in total revenue in the three months ended June 30, 2001 compared to the same period in 2000.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for software developers, product testing and benchmarking, management and quality assurance personnel, subcontractor costs and related corporate overhead costs. Our research and development expenses decreased $3.6 million, or 52.9%, to $3.2 million in the three months ended June 30, 2001, from $6.7 million for the same period in 2000. The overall decrease was primarily due to the cost reduction measures associated with the January Restructuring and the April Restructuring. The cost reductions included a decrease in research and development personnel and other costs, which were reduced when we closed the Toronto facility. The Toronto facility primarily operated as a research and development facility. As a percentage of revenue, these expenses increased from 58.8% in 2000 to 93.1% in 2001. This was a direct result of the lower revenue recognized in the three months ended June 30, 2001 compared to the same period in 2000.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance and accounting, facilities, human resources and information systems personnel, and related corporate overhead costs. It also consists of non-cash stock compensation expense and provision for bad debt. Our general and administrative expenses increased $2.1 million, or 59.8%, to $5.6 million in the three months ended June 30, 2001, from $3.5 million in the same period in 2000. This increase was attributed to the aggregate amount of approximately $3.6 million of non-cash charges recorded in the three months ended June 30, 2001 encompassing: (i) an asset write-down of $1.0 million related to an investment; (ii) the issuance of warrants in connection with a legal settlement resulting in a charge of approximately $495,000; (iii) a charge of $1.2 million related to amortization of stock compensation expense due to options issued in 1999 and 2000 with exercise prices at below fair market value; (iv) an increase in the allowance for a non-recourse loan to an executive officer in the amount of approximately $275,000 due to the decline in our stock price at June 30, 2001 and (v) a $650,000 charge to our provision for bad debt for the three months ended June 30, 2001. We increased the allowance for doubtful accounts due to market conditions in the telecommunication industry and certain customers significantly reducing or liquidating their operations. These charges were offset by the decrease in administrative personnel and administrative charges associated with the January Restructuring and April Restructuring. As a percentage of revenue, general and administrative expenses increased to 165.1% in the three months ended June 30, 2001 from 30.8% in the same period in 2000. This was a direct result of the lower revenue recognized in the three months ended June 30, 2001 compared to the same period in 2000, as well as the non-cash charges incurred in three months ended June 30, 2001.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill is being amortized over a four-year period. Amortization expense decreased $275,557, or 7.0%, to $3.6 million in the three months ended June 30, 2001 from $3.9 million for the same period in 2000. This was primarily due to the amortization expense recorded in a prior period related to the employee workforce which was considered impaired and written off at March 31, 2001 due to the January Restructuring and April Restructuring. Therefore, no amortization of the employee workforce was recorded in the three months ended June 30, 2001.

    RESTRUCTURING CHARGES. Restructuring charges incurred in the three months ended June 30, 2001 related to the April Restructuring. These charges included $3.2 million of employee termination benefits, $1.3 million of facility costs, $240,053 of asset writedowns, and $80,215 of other restructuring costs such as penalties incurred for cancellations of trade shows, penalties incurred for cancellation of software maintenance agreements and legal fees.

    NONOPERATING INCOME. Nonoperating income is comprised primarily of interest income, net of interest expense. Nonoperating income decreased $251,843, or 40.3%, to $372,604 in the three months ended June 30, 2001 from $624,447 for the same period in 2000. This was primarily attributable to the decrease in investment earnings due to the decrease in our cash balance during 2001 compared to 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

    TOTAL REVENUE. Total revenue, which includes license revenue and professional services and other revenue, decreased $11.9 million, or 58.3%, to $8.5 million in the six months ended June 30, 2001 from $20.4 million for the same period in 2000. The primary reason for lower revenue is related to fewer license contracts being signed in the six months ended June 30, 2001 than in the same period in 2000. In addition, the number of contracts being signed in recent quarters has decreased our services revenue due to less ongoing product implementations related to licensing our software products and the need for third-party software fulfillment.

    LICENSE FEES. Our license fees are derived from licensing our software products. License fees decreased $10.0 million, or 78.3%, in the six months ended June 30, 2001 to $2.8 million compared to $12.8 million for the same period in 2000. This decrease was due to fewer license contracts being signed in the six months ended June 30, 2001 compared to the same period in 2000. The primary reasons for this reduction include an overall reduction in technology spending, market conditions in our industry, competition, lengthening of the sales cycle and postponement of customer licensing decisions. License fees constituted 32.6% of total revenue in the six months ended June 30, 2001, compared to 62.6% in the same period in 2000.

    PROFESSIONAL SERVICES AND OTHER. Our professional services and other consists of revenue from professional consulting services, training, maintenance and support, and third party software fulfillment, all related to the software products we develop and license. We offer consulting services on a fixed fee basis and on a time and materials basis. We offer third party software fulfillment based on our acquisition cost plus a reasonable margin. Professional services and other revenue decreased $1.9 million, or 24.8%, in the six months ended June 30, 2001 to $5.7 million, compared to $7.7 million in the same period in 2000. The decrease was due to less ongoing product implementations, fewer maintenance contracts due to customer insolvency, and less revenue associated with third-party software fulfillment. Professional services and other revenue constituted 67.5% of total revenue in the six months ended June 30, 2001, compared to 37.4% for the same period in 2000. The increase as a percentage of total revenue is due to a reduction in license revenue in the six months ended June 30, 2001.

    TOTAL COST OF REVENUE. Total cost of revenue decreased $1.3 million, or 19.0%, to $5.4 million in the six months ended June 30, 2001 from $6.7 million in the same period in 2000. Total cost of revenue includes both cost of license fees and cost of professional services and other. These components include the cost of direct labor, benefits, overhead and materials associated with the fulfillment and delivery of licensed products, and related corporate overhead costs to provide professional services to our customers. These costs decreased due to the decrease in total revenue as well as the result of our cost reduction measures taken in the January Restructuring and April Restructuring. The cost reductions included a decrease in professional services personnel and other overhead costs which were reduced when we closed the Atlanta office. The Atlanta office primarily operated as a professional services facility. Overall, total cost of revenue as a percentage of total revenue increased to 63.5% in the six months ended June 30, 2001, compared to 32.7% in the same period in 2000. This increase resulted from the decrease in total revenue.

    COST OF LICENSE FEES. Cost of license fees includes direct cost of labor, benefits and packaging material for fulfillment and shipment of our software products and amortization expense related to prepaid third-party licenses. Cost of license fees slightly increased to $367,703, or 4.6%, in the six months ended June 31, 2001, from $351,375 in the same period in 2000 due to an increase in amortization of prepaid third-party licenses offset by a decrease in third party referral fees incurred in the prior period. Cost of license fees increased to 13.2% of license revenue in 2001 compared to 2.7% in 2000 due to the decrease in license revenue. We expect cost of license fees as a percentage of license fees to be reduced in future periods as license revenue increases.

    COST OF PROFESSIONAL SERVICES AND OTHER. Cost of professional services and other includes direct cost of labor, benefits, third party software and related corporate overhead costs to provide professional services and training to our customers. Cost of professional services and other decreased $1.3 million, or 20.4%, to $5.0 million in the six months ended June 30, 2001, from $6.3 million in the same period in 2000. These costs decreased as a result of our cost reduction measures taken with the January Restructuring and the April Restructuring. In addition, the revenue related to professional services and other has decreased. Cost of professional services and other increased to 87.7% of professional services and other revenue in the six months ended June 30, 2001, compared to 82.8% for the same period in 2000 due to less professional services and other revenue in the six months ended June 30, 2001 in the six months ended June 30, 2001.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales, marketing and partner management personnel, travel and entertainment, trade show and marketing program costs, promotional and related corporate overhead costs. These expenses increased $1.1 million, or 19.2%, to $7.0 million in the six months ended June 30, 2001, from $5.8 million for the same period in 2000. The overall increase in 2001 was due to the increase in our trade show presence and our increased sales presence in the Netherlands. In addition, the increase was due to the costs associated with launching our RevChain product family in the first quarter. These increases were offset by the cost reduction measures associated with the January Restructuring and the April Restructuring. As a percentage of revenue, these expenses increased from 28.5% in the six months ended June 30, 2000 to 81.6% for the same period in 2001 mainly due to the decrease in total revenue in the six months ended June 30, 2001 compared to the same period in 2000.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for software developers, product testing and benchmarking, management and quality assurance personnel, subcontractor costs and related corporate overhead costs. Our research and development expenses decreased $3.2 million, or 27.6%, to $8.5 million in the six months ended June 30, 2001, from $11.7 million for the same period in 2000. The overall decrease was primarily due to the cost reduction measures associated with the January Restructuring and the April Restructuring. The cost reductions included a decrease in research and development personnel and other costs which were reduced when we closed the Toronto facility. The Toronto facility primarily operated as a research and development facility. As a percentage of revenue, these expenses increased from 57.5% in 2000 to 99.8% in 2001. This was a direct result of the lower revenue recognized in the six months ended June 30, 2001 compared to the same period in 2000.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance and accounting, facilities, human resources and information systems personnel, facility personnel and related corporate overhead costs. It also consists of non-cash stock compensation expense and provision for bad debt. Our general and administrative expenses increased $1.6 million, or 21.2%, to

$8.9 million in the six months ended June 30, 2001, from $7.4 million in the same period in 2000. The increase was attributed to the aggregate amount of approximately $4.4 million non-cash charges recorded in the six months ended June 30, 2001 encompassing: (i) an asset write-down of $1.0 million related to an investment; (ii) the issuance of warrants in connection with a legal settlement resulting in a charge of approximately $495,000; (iii) a charge of $1.5 million related to amortization of stock compensation expense due to options issued in 1999 and 2000 with exercise prices below fair market value;
(iv) an increase in the allowance for a non-recourse loan to an executive officer in the amount of approximately $550,000 due to the decline in our stock price at June 30, 2001 and (v) a $800,000 charge to our provision for bad debt due to market conditions in the telecommunications industry and certain customers significantly reducing or liquidating their operations. These increases were offset by the decrease in administrative personnel and administrative charges associated with the January Restructuring and April Restructuring. As a percentage of revenue, general and administrative expenses increased to 104.8% in the six months ended June 30, 2001 from 36.1% in the same period in 2000. This was a direct result of the lower revenue recognized in the six months ended June 30, 2001 compared to the same period in 2000 as well as the non-cash charges incurred in the six months ended June 30, 2001.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill is being amortized over a four-year period. Amortization expense increased $842,161, or 10.9%, to $8.6 million in the six months ended June 30, 2001 from $7.7 million for the same period in 2000. This was primarily due to the accelerated amortization we recorded in the six months ended June 30, 2001 related to certain gateway products acquired from Inlogic on December 16, 1999 which we do not plan to promote and license in the future.

    IMPAIRMENT OF LONG-LIVED ASSETS. Due to various restructuring activities initiated by the Company, we performed an evaluation of the recoverability of the employee workforce acquire in the Inlogic acquisition under Statement of Financial Accounting Standards ("SFAS") No. 121. We determined that this asset was impaired and in connection with this determination, we recorded the impairment charges in the six months ended June 30, 2001 in the amount of approximately $1.6 million. In addition, we determined that certain property, leasehold improvements and equipment, which mainly represented computer equipment and furniture from the Toronto and Atlanta facilities, was impaired. We recorded an impairment charge of approximately $1.7 million during the six months ended June 30, 2001 representing the difference between the fair value and the carrying value of the assets. Fair value was based on standards in the industry.

    RESTRUCTURING CHARGES. Restructuring charges incurred by us in the six month ended June 30, 2001, related to the January and April Restructuring. These charges included $4.7 million of employee termination benefits, $2.0 million of facility costs, $860,053 of asset writedowns, and $194,215 of other restructuring costs such as penalties incurred for cancellations of trade shows and marketing programs, recruiting fees and relocation costs related to employment offers that were rescinded, penalties incurred for cancellation of software maintenance contracts, legal fees and other costs.

    NONOPERATING INCOME. Nonoperating income is comprised primarily of interest income, net of interest expense. Nonoperating income decreased $808,614, or 56.6%, to $619,089 in the six months ended June 30, 2001 from $1.4 million for the same period in 2000. This was primarily attributable to the decrease in investment earnings due to the decrease in our cash balance during 2001 compared to 2000.

LIQUIDITY AND CAPITAL RESOURCES

    On March 30, 2001, we entered into Purchase Agreements in a private placement of $27.5 million of Series F preferred stock and Warrants of Series F preferred stock. Pursuant to the terms of the Purchase Agreement, we consummated the private placement on June 7, 2001. We received net proceeds of approximately $25.7 million from the private placement. At June 30, 2001, our total cash and cash equivalents totaled $25.7 million.

    Net cash used in operating activities was $20.0 million for the six months ended June 30, 2001, compared to $18.4 million for the six months ended June 30, 2000. The principal use of cash for both periods was to fund our losses from operations.

    Net cash provided by financing activities was $25.4 million for the six months ended June 30, 2001, compared to $472,000 for the six months ended June 30, 2000. In 2001, the cash provided was primarily related to the net proceeds received from the private placement. In 2000, cash was provided by proceeds from the exercise of stock options and bridge warrants.

    Net cash used in investing activities was $1.9 million for the six months ended June 30, 2001 compared to net cash provided by investing activities of $545,000 for the six months ended June 30, 2000. The cash used in 2001 was primarily related to a non-recourse note receivable issued to our chairman and chief executive officer for approximately $1.2 million and capital expenditures of approximately $696,000. The cash provided in the six months ended June 30, 2000 was primarily related to the sales of securities available for sale offset by approximately $4.4 million of capital expenditures.

    We continued to experience significant operating losses during the six months ended June 30, 2001. The business environment in which we are operating is changing rapidly and there is continued weakness in the market conditions. The January Restructuring and April Restructuring actions resulted in a reduction in operating expense levels and, based on expected revenue and cash collections, an expected reduction in cash requirements on a quarterly basis going forward.

    We believe that the cash on hand, together with the reduction of costs achieved by the January Restructuring and the April Restructuring will enable us to fund our operations for the remainder of 2001. Although we intend to carefully manage the use of cash, we may need to further reduce our operations and seek additional financing. We may seek to raise additional funds through public or private equity financing or from other sources. We may also consider additional options, which include, but are not limited to, forming strategic partnerships or alliances and/or considering other strategic alternatives, including possible business combinations. There can be no assurance that additional financing will be available at all, or that, if available, the financing will be obtainable on terms favorable to us or that any additional financing would not be dilutive. Further, there can be no assurance that any of the additional strategic alternatives will be available, or if available, will be on terms favorable to us or our stockholders. Failure to obtain additional financing or to engage in one of the other strategic alternatives may have a material adverse effect on our ability to operate as a going concern. Our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty.

NEW ACCOUNTING PRONOUNCEMENTS

    In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "ACCOUNTING FOR TRANSFER AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES (A REPLACEMENT OF SFAS NO. 125)". SFAS No. 140 provides guidance on accounting for (1) securitization transactions involving financial assets; (2) sales of financial assets (including loan participations);
(3) factoring transactions; (4) wash sales; (5) servicing assets and liabilities; (6) collateralized borrowing arrangements; (7) securities lending transactions; (8) repurchase agreements; and (9) extinguishment of liabilities. The provisions of SFAS No. 140 became effective for transactions entered into after March 31, 2001. The adoption of SFAS No. 140 did not have a significant impact on our consolidated financial statements.

    In July 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS ("SFAS No. 141"), and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination that must be met to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

    We are required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

    SFAS No. 141 will require upon adoption of SFAS No. 142 that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    In connection with the transitional goodwill impairment evaluation, SFAS No. 142 we will be required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to our carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our statement of operations.

    As of the date of adoption, we expect to have unamortized goodwill in the amount of approximately $27.5 million, which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Amortization expense related to goodwill was approximately $14.4 million and $8.4 million for the year ended December 31, 2000 and six months ended June 30, 2001, respectively.

    Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting SFAS No. 141 and SFAS No. 142 on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

    In July 2001, FASB issued Statement No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" ("SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accredited to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. We have not determined the impact of adopting this standard.

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

OUR INDEPENDENT PUBLIC ACCOUNTANTS HAVE EXPRESSED DOUBTS OVER OUR ABILITY TO CONTINUE AS A GOING CONCERN.

    We incurred net losses of approximately $40.3 million for the six months ended June 30, 2001 and net losses of $43.8 million for the year ended December 31, 2000. Our cash and cash equivalents at June 30, 2001 was $25.7 million. Cash used in operations for the six months ended June 30, 2001 was $20.0 million. As of June 30, 2001, we had an accumulated deficit of approximately $148.1 million. As a result of our financial condition the independent auditors' report covering our December 31, 2000 consolidated financial statements and financial statement schedule contains an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raised substantial doubt about our ability to continue as a going concern. We initiated cost reduction measures in the January Restructuring and April Restructuring in order to reduce our operating expenses, including workforce reductions, reduction of office space, consolidation of facilities and departments, asset writedowns and consolidation of our North American research and development and professional services resources.

    In order to address our liquidity issue and to strengthen our balance sheet, we sold the Series F preferred stock in the private placement, which resulted in net proceeds of $25.7 million. We believe that our current cash and cash equivalents, including the net proceeds received from the private placement, together with the January Restructuring and April Restructuring, will be sufficient to fund our operations for the remainder of 2001. However, there is no assurance that we will be able to continue as a going concern beyond 2001. Although we intend to carefully manage our use of cash and improve profitability, we may be required to further reduce our operations and seek additional financing. We may seek to raise additional funds through public or private equity financing or from other sources. We may also consider additional options, which include, but are not limited to, forming strategic partnerships or alliances and/or considering other strategic alternatives, including possible business combination. We have not yet identified the source of any additional financing, nor can we predict whether additional financing can be obtained, or if obtained, the terms of such financing. Further, there can be no assurance that any of the additional strategic alternatives will be available, or if available, will be on terms favorable to us or our stockholders.

WE HAVE NOT ACHIEVED PROFITABILITY AND MAY CONTINUE TO INCUR NET LOSSES FOR AT LEAST THE NEXT SEVERAL QUARTERS.

    We incurred net losses of approximately $40.3 million for the six months ended June 30, 2001, and net losses of approximately $43.8 million for the year ended December 31, 2000. As of June 30, 2001, we had an accumulated deficit of approximately $148.1 million. We have not realized any profit to date and do not expect to achieve profitability until early in 2002, which may not occur. To achieve this objective, we need to generate significant additional revenue from licensing of our products and related services and support revenues. We expect to reduce our fixed operating expenses through the cost reduction measures implemented in the January Restructuring and the April Restructuring, which included workforce reductions, consolidation of facilities and departments, asset writedowns, and other miscellaneous cost reductions. We consolidated our North American workforce into our Boca Raton, Florida facility and we closed our Toronto, Ontario, Canada and Atlanta, Georgia offices. We also consolidated our North American research and development and professional services resources.

There is no assurance we will achieve these objectives and thus achieve profitability. We may be required to further reduce our operations and seek additional financing. In addition, even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

OUR REVENUE IS DIFFICULT TO PREDICT AND QUARTERLY OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS, AS A RESULT OF WHICH WE MAY FAIL TO MEET EXPECTATIONS, WHICH MAY CAUSE OUR COMMON STOCK PRICE TO DECLINE.

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

    The timing of revenue and revenue recognition is difficult to predict. In any given quarter, most of our revenue has been attributable to a limited number of relatively large contracts and we expect this to continue. Further, our customer contract bookings and revenue recognized tends to occur predominantly in the last two weeks of the quarter. As a result, our quarterly results of operations are difficult to predict and the deferral of even a small number of contract bookings or delays associated with delivery of products in a particular quarter could significantly reduce our revenue and increase our net loss which would hurt our quarterly financial performance. In addition, a substantial portion of our costs are relatively fixed and based upon anticipated revenue. A failure to book an expected order in a given quarter would not be offset by a corresponding reduction in costs and could adversely affect our operating results.

THE LOW PRICE OF OUR COMMON STOCK COULD RESULT IN THE DELISTING OF OUR COMMON STOCK FROM THE NASDAQ NATIONAL MARKET, WHICH COULD CAUSE OUR COMMON STOCK PRICE TO DECLINE AND MAKE TRADING IN OUR COMMON STOCK MORE DIFFICULT TO INVESTORS.

    Our common stock is currently quoted on The Nasdaq National Market. We must satisfy Nasdaq's minimum listing maintenance requirements to maintain our listing on The Nasdaq National Market. Nasdaq listing maintenance requirements include a series of financial tests relating to net tangible assets, public float, number of market makers and shareholders, market capitalization, and maintaining a minimum bid price of $1.00 for shares of our common stock. If the minimum closing bid price of our common stock were to trade below $1.00 for 30 consecutive trading days, or if we are unable to meet Nasdaq's standards for any other reason, our common stock could be delisted from The Nasdaq National Market. Recently, the closing minimum bid price had been at levels below $1.00. Although the closing minimum bid has not yet been below $1.00 for 30 consecutive trading days, there is no guarantee that it will return to a minimum bid price of $1.00 of higher. If our common stock is delisted from The Nasdaq National Market, the common stock would trade on either The Nasdaq SmallCap Market or on the OTC Bulletin Board, both of which are viewed by most investors as less desirable and less liquid marketplaces. Thus, delisting from The Nasdaq National Market could make trading our shares more difficult for investors leading to further declines in share price. It would also make it more difficult for us to raise additional capital. In addition, we would incur additional costs under state blue sky laws to sell equity if our common stock is delisted from The Nasdaq National Market.

WE FACE SIGNIFICANT COMPETITION FROM COMPANIES THAT HAVE GREATER RESOURCES THAN WE DO AND THE MARKETS IN WHICH WE COMPETE ARE RELATIVELY NEW, INTENSELY COMPETITIVE, HIGHLY FRAGMENTED AND RAPIDLY CHANGING.

    The markets in which we compete are relatively new, intensely competitive, highly fragmented and rapidly changing. In some markets, limited capital resources are causing reduced spending in information technology. We expect competition to increase in the future, both from existing competitors as well as new entrants in our current markets. Our principal competitors include other internet enabled billing and customer care system providers, operation support system providers, systems integrators and service bureaus, and the internal information technology departments of larger communications companies which may elect to develop functionalities similar to those provided by our product in-house rather than buying them from us. Many of our current and future competitors may have advantages over us, including:

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

WE DEPEND ON STRATEGIC BUSINESS ALLIANCES WITH THIRD PARTIES, INCLUDING SOFTWARE FIRMS, CONSULTING FIRMS AND SYSTEMS INTEGRATION FIRMS, TO SELL AND IMPLEMENT OUR PRODUCTS, AND ANY FAILURE TO DEVELOP OR MAINTAIN THESE ALLIANCES COULD HURT OUR FUTURE GROWTH IN REVENUE AND OUR GOALS FOR ACHIEVING PROFITABILITY.

    Third parties such as operation support system providers, other software firms, consulting firms and systems integration firms help us with marketing, and sales and implementation of our products. In order to address a broader market and to satisfy customers' requirements associated with the use of independent consulting and systems integration firms, we have increased our focus on indirect sales through our strategic alliance partners, including operational support system providers, other software application companies, consulting firms and systems integration firms. To be successful, we must maintain our relationships with these firms, develop additional similar relationships and generate new business opportunities through joint marketing and sales efforts. We may encounter difficulties in forging and maintaining long-term relationships with these firms for a variety of reasons. These firms may discontinue their relationships with us, fail to devote sufficient resources to market our products or develop relationships with our competitors. Many of these firms also work with competing software companies, and our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing our products versus the products of others. In addition, these firms may delay the product implementation or negatively affect our customer relationships. Our agreements with these firms typically are in the form of a non-exclusive referral fee or license and package discount arrangement that may be terminated by either party without cause or penalty and with limited notice.

MANY OF OUR CUSTOMERS AND POTENTIAL CUSTOMERS ARE NEW ENTRANTS INTO THEIR MARKETS AND LACK FINANCIAL RESOURCES, AS A RESULT OF WHICH IF THEY CANNOT SECURE ADEQUATE FINANCING, WE MAY NOT MAINTAIN THEIR BUSINESS, WHICH WOULD NEGATIVELY IMPACT OUR REVENUE AND RESULTS OF OPERATIONS.

    Many of our customers and potential customers are new entrants into their markets and lack significant financial resources. These companies rely to a large degree, on access to the capital markets for growth that have cut back over the past several months. Their failure to raise capital has hurt their financial viability and their ability to purchase our products. The lack of funding has caused potential customers to reduce information technology spending. If our potential customers cannot obtain the resources to purchase our products, they may turn to other options such as service bureaus, which would hurt our business. Also, because we do at times provide financing arrangements to customers, their ability to make payments to us may impact when we can recognize revenue.

    The revenue growth and profitability of our business depends significantly on the overall demand for software products and services that manage the revenue chain as it has been defined, particularly in the product and service segments in which we compete. Softening demand for these products and services caused by worsening economic conditions may result in decreased revenues or earning levels or growth rates. Recently, the U.S. economy has weakened. This has resulted in companies delaying or reducing expenditures, including expenditures for information technology.

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

OUR LENGTHY SALES CYCLE MAKES IT DIFFICULT TO PREDICT THE TIMING OF SALES AND THE RESULTING REVENUE, AND REVENUE MAY VARY FROM PERIOD TO PERIOD, WHICH MAY ADVERSELY AFFECT OUR COMMON STOCK PRICE.

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

THE PRICE OF OUR COMMON STOCK HAS BEEN, AND WILL CONTINUE TO BE VOLATILE, WHICH INCREASES THE RISK OF AN INVESTMENT IN OUR COMMON STOCK.

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

The stock market has experienced extreme price and volume fluctuations which have particularly affected the market prices of many Internet and computer software companies, including ours, and which we believe have often been unrelated to the operating performance of these companies or our company.

OUR STRATEGY TO EXPAND INTO INTERNATIONAL MARKETS THROUGH DIRECT SALES EFFORTS AND THROUGH STRATEGIC RELATIONSHIPS MAY NOT SUCCEED AS A RESULT OF LEGAL, BUSINESS AND ECONOMIC RISKS SPECIFIC TO INTERNATIONAL OPERATIONS.

    Our strategy includes expansion into international markets through a combination of direct sales efforts and strategic relationships. In addition to risks generally associated with international operations, our future international operations might not succeed for a number of reasons, including:

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

OUR FUTURE SUCCESS WILL DEPEND IN PART UPON OUR ABILITY TO CONTINUALLY ENHANCE OUR PRODUCT OFFERING TO MEET THE CHANGING NEEDS OF SERVICE PROVIDERS, AND IF WE ARE NOT ABLE TO DO SO WE WILL LOSE FUTURE BUSINESS TO OUR COMPETITORS.

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

IF WE CANNOT CONTINUE TO OBTAIN OR IMPLEMENT THE THIRD-PARTY SOFTWARE THAT WE INCORPORATE INTO OUR PRODUCT OFFERING, WE MAY HAVE TO DELAY OUR PRODUCT DEVELOPMENT OR REDESIGN EFFORTS, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR REVENUE AND RESULTS OF OPERATIONS.

    Our product offering involves integration with products and systems developed by third parties. If any of these third-party products should become unavailable for any reason, fail under operation with our product offering, or fail to be supported by their vendors, it would be necessary for us to redesign our product offering. We might encounter difficulties in accomplishing any necessary redesign in a cost-effective or timely manner. We also could experience difficulties integrating our product offering with other hardware and software. Furthermore, if new releases of third-party products and systems occur before we develop products compatible with these new releases, we could experience a decline in demand for our product offering which could cause our business and financial performance to suffer.

WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, AND OUR COMPETITORS MAY INFRINGE ON OUR TECHNOLOGY, EITHER OF WHICH COULD HARM THE VALUE OF OUR PROPRIETARY TECHNOLOGY.

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

CLAIMS BY OTHERS THAT WE INFRINGE THEIR PROPRIETARY TECHNOLOGY COULD BE COSTLY AND HARM OUR BUSINESS.

    Third parties could claim that our current or future products or technology infringe their proprietary rights. An infringement claim against us could be costly even if the claim is invalid, and could distract our management from the operation of our business. Furthermore, a judgment against us could require us to pay substantial damages and could also include an injunction or other court order, that could prevent us from selling our product offering. If we faced a claim relating to proprietary technology or information, we might seek to license technology or information, or develop our own, but we might not be able to do so. Our failure to obtain the necessary licenses or other rights or to develop non-infringing technology could prevent us from selling our products and could seriously harm our business.

LOSS OF OUR SENIOR MANAGEMENT PERSONNEL, PARTICULARLY JAMES DALEEN, WOULD LIKELY HURT OUR BUSINESS.

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

PRODUCT DEFECTS OR SOFTWARE ERRORS IN OUR PRODUCTS COULD ADVERSELY AFFECT OUR BUSINESS DUE TO COSTLY REDESIGNS, PRODUCTION DELAYS AND CUSTOMER
DISSATISFACTION.

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

IN THE EVENT WE ACQUIRE THIRD PARTIES OR THIRD PARTY TECHNOLOGIES, SUCH ACQUISITIONS COULD RESULT IN DISRUPTIONS TO OUR BUSINESS AND DIVERSION OF MANAGEMENT, AND COULD REQUIRE THAT WE ENGAGE IN FINANCING TRANSACTIONS THAT COULD HURT OUR FINANCIAL PERFORMANCE.

    We may in the future make acquisitions of companies, products or technologies, or enter into strategic relationship agreements that require substantial up-front investments. We will be required to assimilate the acquired businesses and may be unable to maintain uniform standards, controls, procedures and policies if we fail to do so effectively. We may have to incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired intangible assets.

OUR SUCCESS DEPENDS IN PART ON OUR ABILITY TO ATTRACT AND RETAIN SKILLED EMPLOYEES, WHICH IS DIFFICULT AND EXPENSIVE IN TODAY'S TECHNOLOGY LABOR MARKET.

    Our success depends in large part on our ability to attract, train, motivate and retain highly skilled information technology professionals, software programmers and sales and marketing professionals. Qualified personnel in these fields are in great demand and are likely to remain a limited resource. We may be unable to continue to retain the skilled employees we require. Any inability to do so could prevent us from managing and competing for existing and future projects or to compete for new customer contracts.

DELAWARE LAW, OUR CERTIFICATE OF INCORPORATION AND OUR BYLAWS CONTAIN ANTI-TAKEOVER PROVISIONS THAT MAY DELAY, DEFER OR PREVENT A CHANGE OF CONTROL.

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

THE HOLDERS OF OUR SERIES F PREFERRED STOCK HAVE RIGHTS THAT ARE SENIOR TO THOSE OF THE HOLDERS OF OUR COMMON STOCK.

    The holders of the Series F preferred stock will have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding up. The aggregate amount of that senior claim will be at least $27.5 million. The holders of the Series F preferred stock also have voting rights entitling them to vote together with the holders of our common stock as a single class and on the basis of 100 votes per share of Series F preferred stock, subject to adjustment for any stock split, stock dividend, reverse stock split, reclassification or consolidation of or on our common stock. As of August 6, 2001, the voting rights of the holders of Series F preferred stock, excluding shares of common stock currently owned by the holders of the Series F preferred stock, would constitute 53.1% of the entire voting class of common stock, or 62.0%, if the Warrant holders exercise the Warrants. On August 6, 2001, we had 21,872,951 shares of common stock issued and outstanding and 247,882 shares of Series F preferred stock issued and outstanding. Additionally, we had outstanding Warrants for the purchase of an aggregate of 109,068 shares of Series F preferred stock.

    Following the conversion of the Series F preferred stock, the holders will be entitled to vote the number of shares of common stock issued upon conversion. As a result, the holders of Series F preferred stock have a significant ability to determine the outcome of matters submitted to our stockholders for a vote. Additionally, the holders of the Series F preferred stock are entitled to vote as a separate class on certain matters, including:

    o the authorization or issuance of any other class or series of preferred stock ranking senior to or equal with the Series F preferred stock as to payment of amounts distributable upon dissolution, liquidation or winding up of Daleen;

    o  the issuance of any additional shares of Series F preferred stock;

    o the reclassification of any capital stock into shares having preferences or priorities senior to or equal with the Series F preferred stock;

    o the amendment, alteration, or repeal of any rights of the Series F preferred stock; and

    o the payment of dividends on any other class or series of capital stock of Daleen, including the payment of dividends on our common stock.

    As a result of these preferences and senior rights, the holders of the Series F preferred stock have rights that are senior to the common stock in numerous respects.

    The holders of the Series F preferred stock have other rights and preferences, including the right to convert the Series F preferred stock into an increased number of shares of common stock as a result anti-dilution adjustments.

THE PRIVATE PLACEMENT PROVIDED THE INVESTORS IN THE SERIES F PREFERRED STOCK WITH SUBSTANTIAL EQUITY OWNERSHIP IN DALEEN AND HAD A SIGNIFICANT DILUTIVE EFFECT ON EXISTING STOCKHOLDERS.

    The Series F preferred stock is convertible at any time into a substantial percentage of the outstanding shares of our common stock. The issuance of the Series F preferred stock has resulted in substantial dilution to the interests of the holders of our common stock. The exercise of the Series F warrants will result in further dilution. The number of shares of our common stock issuable upon conversion of the Series F preferred stock, and the extent of dilution to existing stockholders, depends on a number of factors, including events that cause an adjustment to the conversion price.

    Due to the reset provisions of the Series F preferred stock, the conversion price is $0.9060. Assuming that the holders of the Series F preferred stock and Warrants exercise the Warrants in full and convert all of their shares of Series F preferred stock into shares of common stock, we would issue an aggregate of approximately 43,708,634 shares of common stock. Based on the number of shares of our common stock outstanding on August 6, 2001, this would represent 66.6% of our outstanding common stock.

OUR SERIES F PREFERRED STOCK PROVIDES FOR ANTI-DILUTION ADJUSTMENTS TO THE SERIES F PREFERRED STOCK CONVERSION PRICE, WHICH COULD RESULT IN A REDUCTION OF THE CONVERSION PRICE.

    Subject to certain exceptions, the conversion price of the Series F preferred stock will be reduced each time, if any, that we issue common stock, options, warrants or other rights to acquire common stock at a price per share of common stock that is less than the conversion price of the Series F preferred stock then in effect. A reduction in the conversion price of the Series F preferred stock will increase the number of shares of common stock issuable upon conversion of the Series F preferred stock.

THE SERIES F PREFERRED STOCK IS AUTOMATICALLY CONVERTIBLE ONLY IN LIMITED CIRCUMSTANCES AND, AS A RESULT COULD BE OUTSTANDING INDEFINITELY.

    The Series F preferred stock will convert automatically into common stock only if, after March 30, 2002, the closing price of our common stock on The Nasdaq National Market or a national securities exchange is at least $3.3282 per share for ten out of any 20 trading day period. Otherwise, the shares of Series F preferred stock are convertible only at the option of the holder. Further, the Series F preferred stock is not subject to automatic conversion if our common stock is not then listed for trading on The Nasdaq National Market or a national securities exchange. Each Warrant is exercisable for Series F preferred stock in whole or in part at any time during a five-year exercise period at the sole discretion of the Warrant holder and will not be convertible or callable at the election of Daleen. As a result of these provisions, the Series F preferred stock may remain outstanding indefinitely.

THE PRIVATE PLACEMENT INVESTORS ACQUIRED VOTING POWER OF OUR CAPITAL STOCK SUFFICIENT TO ENABLE THE INVESTORS TO CONTROL OR SIGNIFICANTLY INFLUENCE ALL MAJOR CORPORATE DECISIONS.

    The holders of the Series F preferred stock and Warrants hold a percentage of the voting power of our capital stock that will enable such holders to elect directors and to control to a significant extent major corporate decisions involving Daleen and our assets that are subject to a vote of our stockholders. The voting rights of the holders of the Series F preferred stock, when combined with the common stock owned by their affiliates, currently represents more than a majority of the voting power of Daleen.

    Following is information on HarbourVest Partners VI-Direct Fund L.P., one of the purchasers in the private placement:

    o HarbourVest Partners VI-Direct Fund L.P. is managed by HarbourVest Partners, LLC, which also manages HarbourVest Partners V-Direct Fund L.P.

    o As of August 6, 2001, HarbourVest Partners V-Direct Fund L.P. beneficially owned approximately 21.9% of our common stock (including a warrant to purchase 1,250,000 shares of our common stock).

    o HarbourVest Partners, LLC, through funds it manages, beneficially owns approximately 35.5% of our common stock, based on a Series F preferred stock conversion price of $0.9060 and assuming conversion of all of the outstanding shares of Series F preferred stock and exercise of all of the HarbourVest funds' Warrants and outstanding warrants to purchase our common stock.

    o Prior to the conversion of the Series F preferred stock, but assuming exercise of the HarbourVest funds' Warrants and their other warrants, HarbourVest Partners, LLC would control approximately 34.3% of the voting power of Daleen, or 27.5% prior to exercising the HarbourVest funds' Warrants and other warrants, based on the voting rights of the Series F preferred stock.

    Following is information on SAIC Venture Capital Corporation, one of the purchasers in the private placement, as of August 6, 2001:

    o SAIC Venture Capital Corporation holds 2,246,615 shares of our common stock, 67,604 shares of Series F preferred stock and Warrants to purchase an additional 27,042 shares of Series F preferred stock in the private placement.

    o As a result, SAIC Venture Capital Corporation beneficially owns approximately 24.9% of our outstanding common stock, based on a Series F preferred stock conversion price of $0.9060 and assuming conversion of all of the outstanding shares of Series F preferred stock and exercise of SAIC Venture Capital Corporation's Warrants.

    o Prior to the conversion of the Series F preferred stock, but assuming exercise of its Warrants, SAIC Venture Capital Corporation would control approximately 23.7% of the voting power of Daleen, or 19.3% prior to the exercise of its Warrants, based on the voting rights of the Series F preferred stock.

SALES OF A SUBSTANTIAL NUMBER OF SHARES OF COMMON STOCK IN THE PUBLIC MARKET, INCLUDING THE SHARES OFFERED HEREBY, COULD LOWER OUR STOCK PRICE AND IMPAIR OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

    Pursuant to the terms of the Purchase Agreements, the Company has filed with the Securities and Exchange Commission a Registration Statement on Form S-3 for the purpose of registering the shares of common stock issuable upon conversion of the Series F preferred stock. Pursuant to other agreements with third parties, the Company has included in the Registration Statement shares of common stock held or that may be acquired by certain other stockholders of the Company. As a result, the Registration Statement covers an aggregate of 55,822,944 shares of common stock. Although the Registration Statement has not been declared effective by the Securities and Exchange Commission, we expect that it will be effective prior to September 30, 2001. The holders of the shares of common stock included in the Registration Statement are not obligated to sell any or all of the shares to be registered. However, once the Registration Statement becomes effective it will permit the holders the registered shares, including the shares of common stock issuable upon conversion of the Series F preferred stock, to sell their shares of our common stock in the public market or in private transactions from time to time until all of the shares are sold or the shares otherwise may be transferred without restriction under the securities laws.

    Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, including any perceptions that may be created upon the actual conversion of Series F preferred stock, could adversely affect the prevailing market price of our common stock. Additionally, a decrease in the market price of our common stock could make it more difficult for us to raise additional capital through the sale of equity securities.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On May 11, 2001, we commenced a lawsuit against Mohammad Aamir, 1303949 Ontario Inc. and The Vengrowth Investment Fund Inc. (collectively, the "Defendants"). The case was filed in the Ontario Superior Court of Justice (Court File No. 01-CV-210809) and was styled DALEEN TECHNOLOGIES, INC. AND DALEEN CANADA CORPORATION V. MOHAMMAD AAMIR, 1303949 ONTARIO INC., AND THE VENGROWTH INVESTMENT FUND INC. All Defendants are former stockholders of Inlogic Software Inc. ("Inlogic"), a Nova Scotia unlimited liability company that we acquired in December 1999. Additionally, Mr. Aamir was the president and chief executive officer of Inlogic and is a former director and executive officer of the Company. On June 6, 2001, we settled this lawsuit against the Defendants. In connection with the settlement, on June 8, 2001, we granted to the Defendants warrants to purchase an aggregate of 750,000 shares of our common stock with an exercise price of $1.134 per share. The warrants are for two years and are immmediately exercisable. The Company also agreed to negotiate in good faith to license its ecare product as part of the settlement. The terms of the license are not yet finalized. The Defendants also agreed to release us from any claims they may have had against us.

    We are the defendant in a number of other lawsuits and claims incidental in our ordinary course of business. We do not believe the outcome of any of this litigation would have a material adverse impact on our financial position or our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its 2001 Annual Meeting of Stockholders on June 7, 2001 (the "Annual Meeting"). At the Annual Meeting, the stockholders voted on and approved each of the following proposals:

    Proposal One: To approve the Securities Purchase Agreement dated as of March 30, 2001 between the Company and the investors to approve an amendment to Daleen's Certificate of Incorporation to authorize and designate the rights, preferences and designations of the Series F preferred stock to be sold to the investors pursuant to the Securities Purchase Agreement and to approve the performance by Daleen of all of the transactions contemplated by the Securities Purchase Agreement.

    Proposal Two: To approve an amendment to Daleen's certificate of incorporation to increase the number of authorized shares of common stock from 70 million to 200 million.

    Proposal Three: To approve an amendment to Daleen's certificate of incorporation to clarify the provision relating to the Daleen's "blank check" preferred stock to specifically permit the Board of Directors to designate voting rights on new series of preferred stock.

    Proposal Four: To approve the election of David B. Corey, Neil E. Cox and Daniel J. Foreman as Class I directors to serve for a term expiring at the 2004 annual meeting of stockholders.

    The total number of shares of our common stock issued, outstanding and entitled to vote at the Annual Meeting was 21,792,425 shares, of which 20,548,965 shares of common stock were present at the meeting in person or by proxy.

    Proposal One was approved by the holders of over 76.7% of the outstanding shares of common stock entitled to vote at the Annual Meeting. Specifically, a total of 16,721,349 shares were voted in favor of this proposal, 117,251 shares were voted against the proposal and 55,020 shares abstained from voting on the proposal.

    Proposal Two was approved by the holders of over 74.1% of the outstanding shares of common stock entitled to vote at the Annual Meeting. Specifically, a total of 16,650,891 shares were voted in favor of this proposal, 187,842 shares were voted against the proposal and 45,072 shares abstained from voting on the proposal.

    Proposal Three was approved by the holders of 74.1% of the outstanding shares of common stock entitled to vote at the Annual Meeting. Specifically, a total of 16,138,637 shares were voted in favor of this proposal, 615,178 shares were voted against the proposal and 168,292 shares abstained from voting on the proposal.

    The following list indicates the number of votes received by each of the nominees for election to the Company's Board of Directors in Proposal Four:

                                    For             Withheld         Result
                                    ---             --------         ------

     David B. Corey              20,441,192         157,773          Approved
     Neil E. Cox                 20,467,802         131,163          Approved
     Daniel J. Foreman           20,469,802         129,163          Approved

ITEM 5. OTHER INFORMATION.

    On June 4, 2001, Neil E. Cox, a director of Daleen, became Executive Vice President, Telecommunications Integration Sector of Science Applications International Corporation ("SAIC"). SAIC is the sole stockholder of SAIC Venture Capital Corporation, a principal stockholder of Daleen. In connection with his election as an officer of SAIC, Mr. Cox resigned as a director of Daleen on July 18, 2001.

    Stephen M. Wagman, Daleen's chief financial officer, has announced his intent to resign as an officer of Daleen effective on August 30, 2001. Mr. Wagman's resignation is for personal reasons. Jeanne Prayther, the current Vice President - Finance and Accounting of Daleen, will serve as acting chief financial officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibit List

                   EXHIBIT
                   NUMBER                  DESCRIPTION

                    10.1+ Securities Purchase Agreement dated March 30, 2001 by and between Daleen Technologies, Inc. and the Escrow Purchasers named therein [incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K filed on April 5, 2001 (File No. 0-27491)].

                    10.2+ Form of Certificate of Amendment for the Series F Convertible Preferred Stock [incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 15, 2001 (File No. 0-27491)].

                    10.3+ From of Warrant Agreement by and between Daleen Technologies, Inc. and the Escrow Purchasers named therein [incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K filed on April 5, 2001 (File No. 0-27491)].

                    10.4+ Registration Rights Agreement dated March 30, 2001 by and between Daleen Technologies, Inc. and the Escrow Purchasers named therein [incorporated by reference to Exhibit 10.48 to the Company's Annual Report On Form 10-K filed on April 5, 2001 (File No. 0-27491)].

                    10.5+ Escrow Agreement dated March 30, 2001 by and between Daleen Technologies, Inc. and the Escrow Purchasers named therein [incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K filed on April 5, 2001 (File No. 0-27491)].

----------------------
   + Previously filed.

   (b) Reports on Form 8-K

    Report on Form 8-K filed June 15, 2001 with respect to the stockholder approval of the Company's issuance and sale of $27.5 million of Series F preferred stock and Warrants to purchase Series F preferred stock.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DALEEN TECHNOLOGIES, INC.

Date: August 14, 2001                         /s/   JAMES DALEEN
                                              ----------------------------------
                                              JAMES DALEEN
                                              Chairman of the Board of Directors
                                                and Chief Executive Officer
                                                (Principal Executive Officer)

Date: August 14, 2001                         /s/   STEPHEN M. WAGMAN
                                              ----------------------------------
                                              STEPHEN M. WAGMAN
                                              Chief Financial Officer (Principal
                                                Financial Officer and Principal
                                                Accounting Officer)