Form 10-K405/A
period 2000-12-31
DALEEN TECHNOLOGIES INC
filed 2001-09-25
CIK 1002658

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------
                                  FORM 10-K/A

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

RECENT DEVELOPMENTS

  Private Placement of Convertible Preferred Stock

     GENERAL. On March 30, 2001, we entered into definitive agreements (collectively, the "Purchase Agreements") for the sale (the "Private Placement") of $27,500,000 of Series F convertible preferred stock (the "Preferred Stock") and warrants to purchase Preferred Stock (the "Warrants"). The consummation of the Private Placement is subject to the receipt of approval from our stockholders (the "Requisite Stockholder Approval"), including approval of an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock and to create and designate the Preferred Stock. The purchasers deposited the full $27,500,000 purchase price in escrow with SunTrust Bank as escrow agent. The only condition to the release of the escrowed funds to us is the receipt of the Requisite Stockholder Approval by July 30, 2001. If we do not obtain the Requisite Stockholder Approval on or before July 30, 2001, or such later date as we and the purchasers agree, our obligation to sell, and the purchasers' obligations to purchase, the Preferred Stock and Warrants will be deemed null and void. Pursuant to our Certificate of Incorporation, the approval of the holders of 66 2/3% of our outstanding common stock will be required to amend our Certificate of Incorporation to increase the number of shares of authorized common stock and to create and designate the terms of the Preferred Stock. Both of these amendments are required for the consummation of the Private Placement. Certain of our stockholders, including stockholders that have agreed to purchase Preferred Stock and Warrants in the Private Placement as well as our directors and their affiliates, have agreed to vote their shares of our common stock in favor of the Private Placement and the transactions contemplated thereby. These stockholders own approximately 51.3% of our outstanding common stock. Accordingly, we must obtain the approval of the holders of an additional 15.4% of the outstanding common stock in order to obtain the Requisite Stockholder Approval. As a result, we believe that receipt of the Requisite Stockholder Approval is reasonably likely but no assurances can be given.

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

        Conversion Price. Each share of Preferred Stock will be convertible at any time at the option of the holder. The number of shares issuable upon conversion of a single share of Preferred Stock is determined by dividing the original price per share of the Preferred Stock, or $110.94 (the "Original Price"), by the "Conversion Price", as defined in the terms of the Preferred Stock. The initial Conversion Price is $1.1094. As a result, each share of Preferred Stock initially will be convertible into 100 shares of our common stock. The Conversion Price will be subject to adjustment as described below. Assuming conversion of all of the shares of Preferred Stock, including the shares issuable upon exercise of the Warrants and Placement Agent Warrants, we would issue an aggregate of 35,695,000 shares of common stock based on the initial Conversion Price. The Conversion Price will be subject to a limited one time adjustment (the "Reset") as follows:

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

        Voting Rights. The Preferred Stock will entitle the holders thereof to vote with the common stock on the basis of 100 votes for each share of Preferred Stock. Additionally, so long as at least 50% of the shares of Preferred Stock that are ever outstanding at any one time remain outstanding, we will be prevented from the following activities unless we first obtain the approval of a majority of the outstanding shares of Preferred Stock:

        (i) Authorize or issue any other class or series of preferred stock ranking senior to or pari passu with the Preferred Stock as to payment of amounts distributable upon our dissolution, liquidation or winding up or issue any additional shares of Preferred Stock;

        (ii) Reclassification of any capital stock into shares having preferences or priorities senior to or pari passu with the Preferred Stock;

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

     During 2000 we signed an agreement with a third party which grants to the third party exclusive rights to license our Voyager, RequestFlow and PicWare products in the U.S. and Canada.

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

PRODUCTS

     In 2000, our product line primarily included BillPlex, eCare, SwitchFlow, Voyager, RequestFlow and PicWare. During 2000, we signed an agreement with a third party which grants them the exclusive rights to license our Voyager, RequestFlow and PicWare products in the U.S. and Canada. In early 2001, we introduced the RevChain product family of industry-focused software suites, which may be configured to include new features, as well as enhancements and the evolution of our former products. Our new line of Internet-ready RevChain industry-focused software suites includes: RevChain for Wireless Data, RevChain for Broadband, RevChain for Utilities, RevChain for Mobile Voice, RevChain for Digital Content, RevChain for ASP, and RevChain for ICP. Some of these industry-focused software suites are in the early stage of development. Additional industry-focused suites for other non-telecommunications markets, including financial services, retail and media are also in development to meet the needs of current and future customers.

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

     In December 1999, we acquired all of the issued and outstanding capital shares of Daleen Canada, a Nova Scotia corporation (formerly known as Inlogic Software Inc.). Daleen Canada provides eBusiness software solutions for customer and partner relationship management, including Web-enabled customer self-care and EBPP, as well as business-to-business gateway solutions that support streamlined workflows and automated processes between trading partners.

     The acquisition of Inlogic resulted in a one-time charge of $6.3 million related to the write-off of purchased in-process research and development. This in-process research and development related to numerous Inlogic products that provide web interface and other operational support systems. The Inlogic products were in the early stages of their development at the time of acquisition and were undergoing further development and integration with our BillPlex product. The value assigned to in-process research and development was determined based on management's estimates of the percentage of completion of the underlying development effort, resulting net cash flows from Inlogic products and the discounting of such cash flows back to their present value. In aggregate, Inlogic had spent approximately $4 million in research and development expenditures associated with the in-process technology and had estimated that an additional $11 million would be spent in order to complete all in-process products. This included coding, testing, benchmarking, documentation and certification. The Company began benefiting from the in-process technology on certain of these products as early as the first quarter of 2000.

     In projecting net cash flows resulting from Inlogic products, we estimated revenues, cost of sales, research and development, sales and marketing and general and administrative expenses for each product. Economic rents for the use of other contributory assets were then deducted from the net operating profit. These include charges for workforce (2.9%), working capital (4.2%) and fixed assets (0.3%). These estimates were based on the following assumptions:

     - The estimated revenues were projected to increase by an average annual growth rate of 90%. Additionally, the estimates used show revenue growth slowing to 50% and 25% in 2005 and 2006. Projections of revenue growth were based on management's estimates of market size and growth, supported by independent market data for the communication software and services industry and the nature and timing of the development of product enhancements and new products by us and its competitors.

     - The estimated gross margins were expected to climb from 74% to a peak of 80% in 2003 and 2004, with margins declining in 2005 and 2006.

     - The estimated total operating expenses were expected to increase as a percentage of revenue from 121% in 2000 to 50% in 2004 as the Company achieves economies of scale.

     The projected net cash flows for Inlogic products were discounted using a 25% weighted average cost of capital ("WACC"). The 25% rate was based upon the weighted average cost of equity and long-term debt. The WACC calculation produces the average required rate of return of an investment in an operating enterprise. In determining the appropriate WACC, we used a higher WACC for the in-process technology (35%) due to the risks inherent in the development process.

     No assurances can be given that the underlying assumptions used to estimate projected net cash flows will transpire as estimated. Operating results are subject to uncertain market events and risks which are beyond our control, such as trends in technology, government regulations, market size and growth, and product introductions, delays in product development, changes in operating expenses and gross margins, or other actions by competitors. For these reasons actual results may vary from the projected results.

     For the year ended December 31, 2000, actual results were lower than our estimates primarily due to changes in market conditions during the fourth quarter of 2000.

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

     Revenue from license fees is recognized when persuasive evidence of an arrangement exists, the software is shipped, the fee is fixed and determinable and collectibility is probable. An arrangement fee is generally not presumed to be fixed or determinable if payment of a significant portion of the licensing fees is not due until after expiration of the license or more than 12 months after shipment. At times, we enter into extended payment terms with certain customers if we believe it is a good business opportunity. Revenue related to arrangements containing extended payment terms where the fees are not considered fixed and determinable is deferred until payments are due. Granting extended payment terms results in a longer collection period for accounts receivable and slower cash inflows from operations. If collectibility is not probable, revenue is recognized when the fee is collected.

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

     (b) Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

EXHIBIT LIST

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
2.1+      Share Purchase Agreement dated December 16, 1999, between
          the Company, Daleen Canada Corporation, Inlogic Software
          Inc., the shareholders of Inlogic Software Inc., and
          Atevent.com Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 333-82487) filed on
          December 30, 1999).
3.1+      Certificate of Incorporation of Daleen Technologies, Inc.
          (Incorporated by reference to Exhibit 3.1 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999).
3.2+      Bylaws of Daleen Technologies, Inc. (Incorporated by
          reference to Exhibit 3.2 to the Company's Registration
          Statement on Form S-1 (File No. 333-82487) filed on
          September 30, 1999). (Incorporated by reference to Exhibit
          3.2 to the Company's Registration Statement on Form S-1
          (File No. 333-82487) filed on September 30, 1999).
4.1+      See Exhibits 3.1 and 3.2 for provisions of the certificate of incorporation and bylaws of Daleen Technologies, Inc.
          defining rights of the holders of common stock of Daleen
          Technologies, Inc. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File
          No. 333-82487) filed on September 30, 1999).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
4.2+      Specimen stock certificate (Incorporated by reference to
          Exhibit 4.2 to the Company's Registration Statement on Form
          S-1 (File No. 333-82487) filed on September 30, 1999).
10.1+     Employment Agreement, dated December 1, 1994, between James
          Daleen and Daleen Technologies, Inc. (Incorporated by
          reference to Exhibit 10.1 to the Company's Registration
          Statement on Form S-1 (File No. 333-82487) filed on
          September 30, 1999).
10.2+     Amendment to Employment Agreement dated September 5, 1997, between James Daleen and Daleen Technologies, Inc.
          (Incorporated by reference to Exhibit 10.2 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999).
10.3+     Third Amendment to the Employment Agreement, effective March
          1, 1999, between James Daleen and Daleen Technologies, Inc.
          (Incorporated by reference to Exhibit 10.3 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999).
10.4+     Employment Agreement, dated, January 31, 1998, between David
          B. Corey and Daleen Technologies, Inc. (Incorporated by
          reference to Exhibit 10.4 to the Company's Registration
          Statement on Form S-1 (File No. 333-82487) filed on
          September 30, 1999).
10.5+     Employment Agreement, dated November 15, 1994, between
          Richard A. Schell and Daleen Technologies, Inc.
          (Incorporated by reference to Exhibit 10.5 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999).
10.6+     Amendment to Employment Agreement, dated January 31, 1997, between Richard A. Schell and Daleen Technologies, Inc.
          (Incorporated by reference to Exhibit 10.6 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999).
10.7+     Second Amendment to Employment Agreement, dated September 5,
          1997, between Richard A. Schell and Daleen Technologies,
          Inc. (Incorporated by reference to Exhibit 10.7 to the
          Company's Registration Statement on Form S-1 (File No.
          333-82487) filed on September 30, 1999).
10.8+     Third Amendment to Employment Agreement, effective March 1,
          1999, between Richard A. Schell and Daleen Technologies,
          Inc. (Incorporated by reference to Exhibit 10.8 to the
          Company's Registration Statement on Form S-1 (File No.
          333-82487) filed on September 30, 1999).
10.9+     Employment Agreement, dated April 28, 1999, between Stephen
          M. Wagman and Daleen Technologies, Inc. (Incorporated by
          reference to Exhibit 10.9 to the Company's Registration
          Statement on Form S-1 (File No. 333-82487) filed on
          September 30, 1999).
10.10+    Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on
          Form S-1 (File No. 333-82487) filed on September 30, 1999).
10.11+    Daleen Technologies, Inc. Amended and Restated Stock
          Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File
          No. 333-82487) filed on September 30, 1999).
10.12+    Daleen Technologies, Inc. 1998 Incentive Stock Option Plan
          (Incorporated by reference to Exhibit 10.12 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999).
10.13+    Daleen Technologies, Inc. 1997 Incentive Stock Option Plan
          (Incorporated by reference to Exhibit 10.13 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999).
10.14+    Daleen Technologies, Inc. 1995 Incentive Stock Option Plan
          (Incorporated by reference to Exhibit 10.14 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999).
10.15+    Daleen Technologies, Inc. 1998 Employee Non-Qualified Stock
          Option Plan (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No.
          333-82487) filed on September 30, 1999).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.16+    Daleen Technologies, Inc. 1996 Employee Non-Qualified Stock
          Option Plan (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No.
          333-82487) filed on September 30, 1999).
10.17+    Daleen Technologies, Inc. 1994 Employee Non-Qualified Stock
          Option Plan (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No.
          333-82487) filed on September 30, 1999).
10.18+    Lease Agreement, dated August 4, 1992, by Innovative
          Selective Software, Inc., and Crow-Childress-Donner, Limited
          (Incorporated by reference to Exhibit 10.18 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999).
10.19+    First Amendment to Lease Agreement, dated December 29, 1994, by Daleen Technologies Inc, successor to Innovative
          Selective Software, Inc., and Regent Holding Corporation,
          successor to Crow-Childress-Donner (Incorporated by
          reference to Exhibit 10.19 to the Company's Registration
          Statement on Form S-1 (File No. 333-82487) filed on
          September 30, 1999).
10.20+    Lease Agreement, dated August 27, 1998, by Daleen
          Technologies, Inc. and Regent Holding Corporation
          (Incorporated by reference to Exhibit 10.20 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999).
10.21+    First Amendment to Lease, dated December 2, 1998, between
          Daleen Technologies, Inc. and Regent Holding Corporation
          (Incorporated by reference to Exhibit 10.21 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999).
10.22+    Second Amendment to Lease, dated January 16, 1996, between
          Daleen Technologies, Inc. and Regent Holding Corporation
          (Incorporated by reference to Exhibit 10.22 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999).
10.24+    Sublease Agreement, dated August 2, 1999, between W.R. Grace
          & Co. and Daleen Technologies, Inc. (Incorporated by
          reference to Exhibit 10.24 to the Company's Registration
          Statement on Form S-1 (File No. 333-82487) filed on
          September 30, 1999).
10.25+    Employment Agreement, dated April 7, 1997, between John Z.
          Yin and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on
          Form S-1 (File No. 333-82487) filed on September 30, 1999).
10.26+    Employment Agreement, dated April 7, 1997, between Frank
          Dickinson and Daleen Technologies, Inc. (Incorporated by
          reference to Exhibit 10.26 to the Company's Registration
          Statement on Form S-1 (File No. 333-82487) filed on
          September 30, 1999).
10.27+    Employment Agreement, dated July 22, 1998, between David
          McTarnaghan and Daleen Technologies, Inc. (Incorporated by
          reference to Exhibit 10.27 to the Company's Registration
          Statement on Form S-1 (File No. 333-82487) filed on
          September 30, 1999).
10.28+    Employment Agreement, dated December 15, 1998, between
          Timothy C. Moss and Daleen Technologies, Inc. (Incorporated
          by reference to Exhibit 10.28 to the Company's Registration
          Statement on Form S-1 (File No. 333-82487) filed on
          September 30, 1999).
10.29+    Employment Agreement, dated September 7, 1999, between
          Manuel J.M. Andrade and Daleen Technologies, Inc.
          (Incorporated by reference to Exhibit 10.30 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999).
10.30+    Employment Agreement, effective as of December 16, 1999
          between Mohammad Aamir and Inlogic Software, Inc.
          (Incorporated by reference to Exhibit 10.30 to the Company's
          Annual Report on Form 10-K (File No. 0-27491) filed on March
          30, 2000).
10.31+    Employment Agreement, effective as of December 16, 1999
          between George Timmes and Inlogic Software, Inc.
          (Incorporated by reference to Exhibit 10.31 to the Company's
          Annual Report on Form 10-K (File No. 0-27491) filed on March
          30, 2000).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.32+    Indemnity Escrow Agreement dated December 16, 1999, between the Company, Daleen Canada Corporation, Inlogic Software
          Inc., the shareholders of Inlogic Software Inc., and
          Montreal Trust Company of Canada, as escrow agent
          (Incorporated by reference to Exhibit 10.1 to the Company's
          Form 8-K (File No. 333-82487) filed on December 30, 1999).
10.33+    Employee/Shareholder Escrow Agreement dated December 16,
          1999, between the Company, Daleen Canada Corporation,
          Inlogic Software Inc., the employee shareholders of Inlogic
          Software Inc., and Montreal Trust Company of Canada, as
          escrow agent (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File No. 333-82487) filed on
          December 30, 1999).
10.34+    Support Agreement dated December 16, 1999, between the
          Company, Daleen Canada Corporation, Daleen Callco
          Corporation, and the shareholders of Inlogic Software Inc.
          (Incorporated by reference to Exhibit 10.3 to the Company's
          Form 8-K (File No. 333-82487) filed on December 30, 1999).
10.35+    Exchange Trust Agreement dated December 16, 1999, between
          the Company, Daleen Canada Corporation, Daleen Callco
          Corporation, the shareholders of Inlogic Software Inc., and
          Montreal Trust Company of Canada, as trustee (Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K (File
          No. 333-82487) filed on December 30, 1999).
10.36+    Registration Rights Agreement dated December 16, 1999,
          between the Company and the shareholders of Inlogic Software
          Inc. (Incorporated by reference to Exhibit 10.5 to the
          Company's Form 8-K (File No. 333-82487) filed on December
          30, 1999).
10.37+    Daleen Technologies, Inc. Amended & Restated 1999 Stock
          Incentive Plan
10.38+    Promissory Note and Stock Pledge Agreement dated January 11,
          2001 by and between James Daleen and J.D. Investment Company
          Limited Partnership and Daleen Technologies, Inc.
10.39+    PartnerCommunity Inc. 2000 Stock Incentive Plan.
10.40+    Loan Agreement dated August 18, 2000 by and between Bank of
          America, N.A., a national banking association and Daleen
          Technologies, Inc. (Incorporated by reference to Exhibit
          10.1 to the Company's Quarterly Report on Form 10-Q (File
          No. 0-27491) filed on November 14, 2000).
10.41+    Promissory Note dated August 18, 2000 by and between Bank of
          America, N.A., a national banking association and Daleen
          Technologies, Inc. (Incorporated by reference to Exhibit
          10.2 to the Company's Quarterly Report on Form 10-Q (File
          No. 0-27491) filed on November 14, 2000).
10.42+    Office Lease Agreement dated May 5, 2000, between Daleen
          Technologies, Inc., Daleen Canada Corporation and The Atrium
          on Bay Inc. (Incorporated by reference to Exhibit 10.1 to
          the Company's Quarterly Report on Form 10-Q (File No.
          0-27491) filed on August 14, 2000).
10.43+    Second Amendment to Lease, dated May 31, 2000, between
          Daleen Technologies, Inc. and Regent Holding Corporation.
          (Incorporated by reference to Exhibit 10.2 to the Company's
          Quarterly Report on Form 10-Q (File No. 0-27491) filed on
          August 14, 2000).
10.44+    Third Amendment to Lease, dated May 31, 2000, between Daleen
          Technologies, Inc. and Regent Holding Corporation.
          (Incorporated by reference to Exhibit 10.3 to the Company's
          Quarterly Report on Form 10-Q (File No. 0-27491) filed on
          August 14, 2000).
10.45+    Securities Purchase Agreement dated March 30, 2001 by and
          between Daleen Technologies, Inc. and the Escrow Purchasers named therein.
10.46+    Form of Certificate of Amendment for the Series F
          Convertible Preferred Stock.
10.47+    Form of Warrant Agreement by and between Daleen
          Technologies, Inc. and the Escrow Purchasers name therein.
10.48+    Registration Rights Agreement dated March 30, 2001 by and
          between Daleen Technologies, Inc. and the Escrow Purchasers named therein.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.49+    Escrow Agreement dated March 30, 2001 by and between Daleen
          Technologies, Inc. and the Escrow Purchasers named therein.
21.1+     Subsidiaries.
23.1      Independent Auditors' Consent.

---------------

+ Previously filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of September, 2001.

                                          Daleen Technologies, Inc.

                                          By: /s/     JAMES DALEEN
                                            ------------------------------------
                                                        James Daleen
                                              Chairman of the Board and Chief
                                                 Executive Officer (Principal
                                                      Executive Officer)

                               POWER OF ATTORNEY

     We, the undersigned directors and officers of Daleen Technologies, Inc., do hereby constitute and appoint James Daleen and Jeanne Prayther, and each or any of them, our true and lawful attorneys-in-fact and agents, to do any and all acts and things in our names and on our behalf in our capacities as directors and officers and to execute any and all instruments for us and in our name in the capacities as indicated below, which said attorneys and agents, or any of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this annual report on Form 10-K, including specifically, but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorneys and agents, or any of them, shall do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                     SIGNATURE                                   TITLE                      DATE
                     ---------                                   -----                      ----
                 /s/ JAMES DALEEN                    Chairman of the Board and       September 25, 2001
  ----------------------------------------------       Chief Executive Officer
                   James Daleen                        (Principal Executive
                                                       Officer)

                /s/ DAVID B. COREY                   President, Chief Operating      September 25, 2001
  ----------------------------------------------       Officer and Director
                  David B. Corey

                /s/ JEANNE PRAYTHER                  Acting Chief Financial Officer  September 25, 2001
---------------------------------------------------    (Principal Financial and
                  Jeanne Prayther                      Accounting Officer)

               /s/ PAUL G. CATAFORD                  Director                        September 25, 2001
---------------------------------------------------
                 Paul G. Cataford

               /s/ DANIEL J. FOREMAN                 Director                        September 25, 2001
---------------------------------------------------
                 Daniel J. Foreman

               /s/ STEPHEN J. GETSY                  Director                        September 25, 2001
---------------------------------------------------
                 Stephen J. Getsy

                     SIGNATURE                                   TITLE                      DATE
                     ---------                                   -----                      ----

               /s/ PAULA J. HILBERT                  Director                        September 25, 2001
---------------------------------------------------
                 Paula J. Hilbert

                /s/ OFER NEMIROVSKY                  Director                        September 25, 2001
---------------------------------------------------
                  Ofer Nemirovsky

             /s/ WILLIAM A. ROPER, JR.               Director                        September 25, 2001
---------------------------------------------------
               William A. Roper, Jr.

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

/s/ KPMG LLP
------------------------------------------------------

Miami, Florida
January 24, 2001 except as to notes 2, 11 and 14 which are as of March 30, 2001

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 2000
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                1999        2000
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 52,852    $ 22,268
  Restricted cash...........................................       124         931
  Securities available for sale.............................     9,385          --
  Accounts receivable, less allowance for doubtful accounts
     of $707 at December 31, 1999 and $4,600 at December 31,
     2000...................................................     3,673      13,091
  Costs in excess of billings...............................     3,514       2,213
  Unbilled revenue..........................................       136         838
  Other current assets......................................       941         904
                                                              --------    --------
          Total current assets..............................    70,625      40,245
Notes receivable............................................       159         493
Property and equipment, net.................................     4,845      10,146
Goodwill, net of accumulated amortization of $581 at
  December 31, 1999 and $15,026 at December 31, 2000........    55,211      43,012
Other intangible asset, net of accumulated amortization of
  $26 at December 31, 1999 and $786 at December 31, 2000....     2,474       1,714
Other assets................................................       567       3,852
                                                              --------    --------
          Total assets......................................  $133,881    $ 99,462
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,099    $  2,968
  Accrued payroll and other accrued expenses................    12,240      12,731
  Billings in excess of costs...............................       769       1,466
  Deferred revenue..........................................       301       2,839
  Other current liabilities.................................        15       1,166
                                                              --------    --------
          Total current liabilities.........................    14,424      21,170
  Long term portion of capitalized lease....................        --         607
                                                              --------    --------
          Total liabilities.................................    14,424      21,777
Commitments and contingencies
Minority interest...........................................        --         184
Stockholders' equity:
  Common stock -- $.01 par value. Authorized 70,000,000
     shares; issued and outstanding 21,408,246 shares at
     December 31, 1999 and 21,781,727 at December 31,
     2000...................................................       214         218
  Stockholders notes receivable.............................      (202)       (274)
  Deferred stock compensation...............................    (3,031)     (2,148)
  Additional paid-in capital................................   160,446     161,460
  Accumulated deficit.......................................   (37,970)    (81,755)
                                                              --------    --------
          Total stockholders' equity........................   119,457      77,501
                                                              --------    --------
          Total liabilities and stockholders' equity........  $133,881    $ 99,462
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

                                                               REDEEMABLE PREFERRED STOCK
                                     ------------------------------------------------------------------------------
                                          SERIES A           SERIES D AND D-1            SERIES E
                                     -------------------   ---------------------   ---------------------
                                     NUMBER OF             NUMBER OF               NUMBER OF
                                       SHARES     AMOUNT     SHARES      AMOUNT      SHARES      AMOUNT     TOTAL
                                     ----------   ------   ----------   --------   ----------   --------   --------
Balance, December 31, 1997.........   3,000,000   $7,500           --   $     --           --   $     --   $  7,500
 Issuance of preferred stock --
   Series D and D-1................          --       --    4,908,379     14,232           --         --     14,232
 Accretion of preferred stock --
   Series D and D-1................          --       --           --         65           --         --         65
 Issuance of preferred stock --
   Series C........................          --       --           --         --           --         --         --
 Stock issued for consulting
   services related to Series C
   issuance........................          --       --           --         --           --         --         --
 Redemption of bridge warrants.....          --       --           --         --           --         --         --
 Stock issued for options and
   bridge warrants exercised.......          --       --           --         --           --         --         --
 Net loss..........................          --       --           --         --           --         --         --
                                     ----------   ------   ----------   --------   ----------   --------   --------
Balance, December 31, 1998.........   3,000,000    7,500    4,908,379     14,297           --         --     21,797
 Deferred stock compensation.......          --       --           --         --           --         --         --
 Non-cash stock compensation
   expense.........................          --       --           --         --           --         --         --
 Issuance of preferred stock --
   Series E, net...................          --       --           --         --    1,496,615     13,404     13,404
 Accretion of preferred stock......          --       --           --        119           --          3        122
 Exercise of stock options and
   warrants........................          --       --           --         --           --         --         --
 Payment of Stockholder note
   receivable......................          --       --           --         --           --         --         --
 Issuance of common stock for
   initial public offering, net of
   expenses........................          --       --           --         --           --         --         --
 Conversion of mandatorily
   redeemable preferred stock
   issuance of IPO.................  (3,000,000)  (7,500)  (4,908,379)   (14,416)  (1,496,615)   (13,407)   (35,323)
 Acquisition on Inlogic Software,
   Inc. plus expenses..............          --       --           --         --           --         --         --
 Net loss..........................          --       --           --         --           --         --         --
                                     ----------   ------   ----------   --------   ----------   --------   --------
Balance, December 31, 1999.........          --       --           --         --           --         --         --
 Additional expenses associated
   with IPO........................          --       --           --         --           --         --         --
 Forfeitures of unvested stock
   options.........................          --       --           --         --           --         --         --
 Non-cash stock compensation
   expense.........................          --       --           --         --           --         --         --
 Exercise of stock options and
   warrants........................          --       --           --         --           --         --         --
 Payment of stockholder note
   receivable......................          --       --           --         --           --         --         --
 Non-cash interest on stockholder
   loan............................          --       --           --         --           --         --         --
 Issuance of stockholder note......          --       --           --         --           --         --         --
 Net loss..........................          --       --           --         --           --         --         --
                                     ----------   ------   ----------   --------   ----------   --------   --------
Balance, December 31, 2000.........          --   $   --           --   $     --           --   $     --   $     --
                                     ==========   ======   ==========   ========   ==========   ========   ========


                                     SERIES C PREFERRED
                                            STOCK             COMMON STOCK
                                     -------------------   ------------------   STOCKHOLDER     DEFERRED     ADDITIONAL
                                     NUMBER OF             NUMBER OF     PAR       NOTES         STOCK        PAID-IN
                                       SHARES     AMOUNT     SHARES     VALUE   RECEIVABLE    COMPENSATION    CAPITAL
                                     ----------   ------   ----------   -----   -----------   ------------   ----------
Balance, December 31, 1997.........   1,150,493   $5,092    3,209,987   $ 32       $  --        $    --       $  3,204
 Issuance of preferred stock --
   Series D and D-1................          --       --           --     --          --             --             --
 Accretion of preferred stock --
   Series D and D-1................          --       --           --     --          --             --             --
 Issuance of preferred stock --
   Series C........................      63,091      279           --     --          --             --             --
 Stock issued for consulting
   services related to Series C
   issuance........................          --      (70)      21,600     --          --             --             70
 Redemption of bridge warrants.....          --       --           --     --          --             --             (4)
 Stock issued for options and
   bridge warrants exercised.......          --       --        8,433     --          --             --              8
 Net loss..........................          --       --           --     --          --             --             --
                                     ----------   ------   ----------   ----       -----        -------       --------
Balance, December 31, 1998.........   1,213,584    5,301    3,240,020     32          --             --          3,278
 Deferred stock compensation.......          --       --           --     --          --         (3,110)         3,110
 Non-cash stock compensation
   expense.........................          --       --           --     --          --             79             --
 Issuance of preferred stock --
   Series E, net...................          --       --           --     --          --             --             --
 Accretion of preferred stock......          --       --           --     --          --             --             --
 Exercise of stock options and
   warrants........................          --       --      800,574      8        (574)            --          1,817
 Payment of Stockholder note
   receivable......................          --       --           --     --         372             --             --
 Issuance of common stock for
   initial public offering, net of
   expenses........................          --       --    4,531,400     46          --             --         48,940
 Conversion of mandatorily
   redeemable preferred stock
   issuance of IPO.................  (1,213,584)  (5,301)  10,618,578    106          --             --         40,517
 Acquisition on Inlogic Software,
   Inc. plus expenses..............          --       --    2,217,674     22          --             --         62,784
 Net loss..........................          --       --           --     --          --             --             --
                                     ----------   ------   ----------   ----       -----        -------       --------
Balance, December 31, 1999.........          --       --   21,408,246    214        (202)        (3,031)       160,446
 Additional expenses associated
   with IPO........................          --       --           --     --          --             --           (135)
 Forfeitures of unvested stock
   options.........................          --       --           --     --          --            444           (444)
 Non-cash stock compensation
   expense.........................          --       --           --     --          --            439             --
 Exercise of stock options and
   warrants........................          --       --      373,481      4          --             --          1,593
 Payment of stockholder note
   receivable......................          --       --           --     --         122             --             --
 Non-cash interest on stockholder
   loan............................          --       --           --     --         (10)            --             --
 Issuance of stockholder note......          --       --           --     --        (184)            --             --
 Net loss..........................          --       --           --     --          --             --             --
                                     ----------   ------   ----------   ----       -----        -------       --------
Balance, December 31, 2000.........          --   $   --   21,781,727   $218       $(274)       $(2,148)      $161,460
                                     ==========   ======   ==========   ====       =====        =======       ========


                                     ACCUMULATED
                                       DEFICIT      TOTAL
                                     -----------   -------
Balance, December 31, 1997.........    (10,274)    $(1,946)
 Issuance of preferred stock --
   Series D and D-1................         --          --
 Accretion of preferred stock --
   Series D and D-1................        (65)        (65)
 Issuance of preferred stock --
   Series C........................         --         279
 Stock issued for consulting
   services related to Series C
   issuance........................         --          --
 Redemption of bridge warrants.....         --          (4)
 Stock issued for options and
   bridge warrants exercised.......         --           8
 Net loss..........................    (12,169)    (12,169)
                                       -------     -------
Balance, December 31, 1998.........    (22,508)    (13,897)
 Deferred stock compensation.......         --          --
 Non-cash stock compensation
   expense.........................         --          79
 Issuance of preferred stock --
   Series E, net...................         --          --
 Accretion of preferred stock......       (122)       (122)
 Exercise of stock options and
   warrants........................         --       1,251
 Payment of Stockholder note
   receivable......................         --         372
 Issuance of common stock for
   initial public offering, net of
   expenses........................         --      48,986
 Conversion of mandatorily
   redeemable preferred stock
   issuance of IPO.................         --      35,322
 Acquisition on Inlogic Software,
   Inc. plus expenses..............         --      62,806
 Net loss..........................    (15,340)    (15,340)
                                       -------     -------
Balance, December 31, 1999.........    (37,970)    119,457
 Additional expenses associated
   with IPO........................         --        (135)
 Forfeitures of unvested stock
   options.........................         --          --
 Non-cash stock compensation
   expense.........................         --         439
 Exercise of stock options and
   warrants........................         --       1,597
 Payment of stockholder note
   receivable......................         --         122
 Non-cash interest on stockholder
   loan............................         --         (10)
 Issuance of stockholder note......         --        (184)
 Net loss..........................    (43,785)    (43,785)
                                       -------     -------
Balance, December 31, 2000.........    (81,755)    $77,501
                                       =======     =======

          See accompanying notes to consolidated financial statements.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                                1998        1999        2000
                                                              --------    --------    --------
Cash flows from operating activities:
 Net loss...................................................  $(12,169)   $(15,340)   $(43,785)
 Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization............................       918       1,591       3,092
   Amortization of deferred stock compensation..............        --          79         439
   Amortization of goodwill and other intangibles...........        --         607      15,205
   Bad debt expense.........................................       247         762       4,439
   Interest income on stockholder loans.....................        --        (139)        (38)
   Purchased in-process research and development............        --       6,347          --
   Changes in assets and liabilities:
     Restricted cash........................................        --        (124)       (807)
     Accounts receivable....................................    (1,431)     (2,506)    (13,850)
     Costs in excess of billings............................      (503)     (3,147)      1,301
     Unbilled revenue.......................................        --        (136)       (702)
     Other current assets...................................        53         (25)         15
     Other assets...........................................       (63)       (204)     (1,784)
     Notes receivable.......................................        --        (159)       (304)
     Accounts payable.......................................       166        (194)      1,890
     Accrued payroll and other accrued expenses.............     1,332       2,934         638
     Billings in excess of costs............................       429         390         697
     Deferred revenue.......................................        --         301       2,538
     Other current liabilities..............................      (147)        (45)      1,053
                                                              --------    --------    --------
       Net cash used in operating activities................   (11,168)     (9,008)    (29,963)
                                                              --------    --------    --------
Cash flows provided by financing activities:
 Proceeds from sale of preferred stock-Series C, net........       279          --          --
 Proceeds from sale of mandatorily redeemable convertible
   preferred stock --
   Series D and D-1, net....................................    14,232          --          --
 Proceeds from sale of preferred stock -- Series E, net.....        --      13,404          --
 Proceeds from exercise of stock options and bridge
   warrants:common stock/APIC...............................         8       1,825       1,597
 Net proceeds(payments) from initial public offering........        --      48,986        (136)
 Principal payments on notes payable and capital lease
   obligations..............................................    (1,618)         --          (9)
 Issuance of notes receivable -- shareholders...............        --        (435)         --
 Repayment of notes receivable..............................                   372          --
 Acquisition of cash from Daleen Canada, Inc................                 3,874          --
 Redemption of bridge warrants..............................        (4)         --          --
                                                              --------    --------    --------
       Net cash provided by financing activities............    12,897      68,026       1,452
                                                              --------    --------    --------
Cash flows provided by investing activities:
 Purchase of securities available for sale..................   (48,697)    (53,750)         --
 Issuance of stockholders notes receivable..................        --          --          (3)
 Repayment of stockholders notes receivable.................        --          --         122
 Sales and maturities of securities available for sale......    44,715      50,117       9,385
 Payments related to the acquisition of Daleen Canada.......        --          --      (2,246)
 Capital expenditures.......................................    (2,054)     (3,507)     (7,738)
 Investment in BizProLink...................................        --          --      (1,500)
                                                              --------    --------    --------
       Net cash provided by investing activities............    (6,036)     (7,140)     (1,980)
                                                              --------    --------    --------
Effect of exchange rates on cash and cash equivalents.......        --         251         (93)
                                                              --------    --------    --------
Net increase (decrease) in cash and cash equivalents........    (4,307)     52,129     (30,584)
Cash and cash equivalents at beginning of period............     5,030         723      52,852
                                                              --------    --------    --------
Cash and cash equivalents at end of period..................  $    723    $ 52,852    $ 22,268
                                                              ========    ========    ========
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
   Interest.................................................  $    142    $      1    $     --
                                                              ========    ========    ========
Non-cash investing and financing activities (in thousands):
 Issuance of common stock and stock options for acquisition
   of Daleen Canada, Inc....................................        --      65,319          --
                                                              ========    ========    ========
 Accrued acquisition costs..................................        --       2,067          --
                                                              ========    ========    ========
 Deferred Compensation......................................        --       3,110          --
                                                              ========    ========    ========
 Preferred stock converted to common stock upon initial
   public offering..........................................        --      35,201          --
                                                              ========    ========    ========
 Capital lease additions....................................        --          --         721
                                                              ========    ========    ========
 Forfeitures of unvested stock options......................        --          --         444
                                                              ========    ========    ========
 Sale of equipment at book value............................        --          --          50
                                                              ========    ========    ========
 Issuance of notes receivable...............................        --          --         184
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

  (c) Revenue Recognition

     The Company recognizes revenue under Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions ("SOP 98-9"). SOP 98-9 requires recognition of revenue using the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue recognition criteria in Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2") other than the requirement for VSOE of the fair value of each delivered element of the arrangement are satisfied.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

     The following elements could be included in the Company's arrangements with its customers:

     - Software license

     - Maintenance and support

     - Professional services

     - Third party software licenses and maintenance

     - Training

     VSOE exists for all of these elements except for the software license. The software license is delivered upon the execution of the license agreement. Based on this delivery and the fact that VSOE exists for all other elements, the Company recognizes revenue under SOP 98-9 as long as all other revenue recognition criteria in SOP 97-2 are satisfied.

     Under SOP 98-9, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and as described below and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

     Revenue related to delivered elements of the arrangement is recognized when persuasive evidence of an arrangement exists, the software has been delivered, the fee is fixed and determinable and collectibility is probable.

     Revenue related to undelivered elements of the arrangement is valued by the price charged when the element is sold separately and is recognized as follows:

     - Revenue related to customer maintenance agreements is deferred and recognized ratably using the straight-line method basis over the applicable maintenance period. The VSOE of maintenance is determined using the rate that maintenance is renewed at each year and is dependent on the amount of the license fee as well as the type of maintenance the customer chooses.

     - Professional service fees are recognized separately from the license fee since the services are not considered significant to the functionality of the software and the software does not require significant modification, production or customization. There are two types of service contracts that are entered into with customers fixed fee and time and materials.

                   The Company recognizes revenue from fixed fee contracts using the percentage of completion method, based on the ratio of total hours incurred to date to total estimated labor hours. Changes in job performance, job conditions, estimated profitability and final contract settlement may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor and supplies. These costs are readily determinable since the Company uses the costs that would have been charged if the contract was a time and materials contract. Provisions for estimated losses on uncompleted contracts are recorded in the period in which losses are determined. Amounts billed in excess of revenue recognized to date are classified as "Billings in excess of costs", whereas revenue recognized in excess of amounts billed are classified as "Costs in excess of billings" in the accompanying consolidated balance sheets.

                   Revenue related to professional services under a time and materials arrangement is recognized as services are performed.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

     - Third party software is recognized when delivered to the customer. The value of third party software is based on the Company's acquisition cost plus a reasonable margin and is readily determinable since the Company frequently sells these licenses separate of the other elements.

     - Training revenue is recognized when training is provided to customers and is based on the amount charged for training when it is sold separately.

     The Company typically receives 25% of the license fee as a down payment and the balance is typically due between three and nine months from contract execution. In limited situations, the Company enters into extended payment terms with certain customers if the Company believes it is a good business opportunity. When it enters into these arrangements, the Company evaluates each arrangement individually to determine whether collectibility is probable and the fees are fixed and determinable. An arrangement fee is not presumed to be fixed and determinable if payment of a significant portion of the licensing fee is not due until after expiration of the license or more than 12 months after delivery. Revenue related to arrangements containing extended payment terms where the fees are not considered fixed and determinable is deferred until payments are due.

     In order to ensure that collectibility is probable, the Company performs extensive credit reviews on each customer. If collectibility is determined to not be probable upon contract execution, revenue is recognized when cash is received.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB No. 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the U.S to revenue recognition in financial statements. The Company adopted the provisions of SAB No. 101 beginning October 1, 2000. The adoption of SAB No. 101 did not have an impact on the Company's revenue recognition policies.

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

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

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

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     The Company assesses the recoverability of these intangible assets by determining whether the amortization of the goodwill and other intangible asset balances over their remaining lives can be recovered

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES through undiscounted future operating cash flows over the remaining amortization period. The Company's carrying value of goodwill and other intangible assets would be reduced by the estimated shortfall of cash flows, discounted at a rate commensurate with the associated risks. The assessment of the recoverability of goodwill will be impacted if the estimated future operating cash flows are not achieved.

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

  (r) Segment Information

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES segments in interim financial reports issued to stockholders. The Company operates in one segment for management reporting purposes, the development and marketing of revenue chain software. Although the Company has foreign subsidiaries the Company does not assess the performance of its subsidiaries on a stand-alone basis. The revenue generated by the foreign operations of the Company was not material in the periods presented.

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

     Series F Convertible Preferred Stock

     On March 30, 2001, the Company entered into definitive agreements (collectively, the "Purchase Agreements") for the sale (the "Private Placement") of $27.5 million of Series F convertible preferred stock ("Series F Preferred Stock") and warrants to purchase preferred stock (the "Warrants"), see note 14(a). The consummation of the Private Placement is subject to receipt of formal approval from the Company's stockholders by July 30, 2001. The purchasers deposited the $27.5 million purchase price in escrow pending stockholder approval. In the event the stockholders do not approve the Private Placement by July 30, 2001, the funds held in escrow will be returned to the purchasers. The stockholders will vote on such matters at the annual stockholders' meeting, currently scheduled for June 2001. Pursuant to the Company's Certificate of Incorporation, the approval of the holders of 66 2/3% of the Company's common stock will be required to amend the Company's Certificate of Incorporation to increase the number of shares of authorized common stock and to create and designate the terms of the Preferred Stock. Both of these amendments are required for the consummation of the Private Placement. Certain stockholders of the Company, including stockholders that have agreed to purchase Series F Preferred Stock and Warrants in the Private Placement, as well as the directors of the Company and their affiliates, have agreed to vote their shares of the Company's common stock in favor of the Private Placement. These stockholders own approximately 51.3% of the outstanding common stock of the Company. Accordingly, the Company must obtain the approval of the holders of an additional

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

15.4% of the outstanding common stock in order to obtain stockholder approval. The proceeds from the Private Placement are necessary for the Company to sustain operations and meet its financial obligations into 2001.

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

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     During the year ended December 31, 1998, 98 percent of the Company's total revenue were attributed to five customers. Sales to five customers in 1998 accounted for 19 percent, 22 percent, 27 percent, 15 percent and 15 percent. There were no sales in 1999 and 2000 to any customers, which represented greater than 10% of total revenue. In 1998, 1999 and 2000, all of the Company's sales were to customers in or related to the telecommunications industry. In addition, there were accounts receivable from one customer, three customers

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES and one customer at December 31, 1998, 1999 and 2000 respectively, each of which exceeded 10 percent of total accounts receivable and aggregated approximately $1,130,000, $1,597,640 and $2,017,500, respectively.

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

(13) RELATED PARTY TRANSACTIONS

     A member of the board of directors is the Senior Vice President and Chief Financial Officer of Science Applications International Corporation ("SAIC"). SAIC is a significant stockholder of the Company. Revenue related to SAIC for the year ended December 31, 2000 was $391,464. SAIC owns 43 percent of all voting stock of Danet, Inc. and 100 percent of the voting stock of Telcordia. Danet is a customer and a distributor of the Company. Sales to Danet for the years ended December 31, 1998, 1999 and 2000 amounted to $334,794, $1,031,350, and $0 respectively. The Company paid Danet, in its capacity as a subcontractor for assistance with product development services, $2.2 million, $99,468 and $144,862 for the years ended December 31, 1998, 1999 and 2000. The Company has a strategic alliance relationship with Telcordia. No revenue was received and no payments were made in connection with the Telcordia relationship for each of the years in the three-year period ended December 31, 2000.

     In September 2000, the Company entered into a service agreement with Danet to perform work on behalf of the Company. The agreement calls for payments totaling $240,000 during 2001.

     The Company has made loans to several executive officers and other employees for purposes of providing funds primarily for the payment of tax obligations resulting from the exercise of options to purchase the Company's common stock. The loans bear interest at a rate of 8.75% per annum. All principal and accrued interest payable under the notes is due not later than five years from their issue date. The loans are full recourse. Additionally, each borrower has pledged the common stock issued upon exercise of his options as security for the loan. As of December 31, 1999 and 2000, the balance on these loans was approximately $159,000 and $493,000, respectively.

     The Company also has loans to executive officers for purposes of providing funds for the exercise of vested, non-qualified stock options. The loans bear interest at a rate of 8.75% per annum. These loans are full recourse against the borrower. In addition, each officer has pledged the stock issued upon exercise of the non-qualified option as security for his respective loan. As of December 31, 1999 and 2000, the aggregate outstanding balances on these loans was approximately $202,000 and $274,000, respectively.

     BizProLink.Com, Inc. ("BizProLink"), a nonpublic entity, is a customer of the Company. BizProLink purchased a software license from the Company. Revenue recognized related to BizProLink during the year ended December 31, 2000 amounted to $897,500. In November 2000, the Company purchased 296,699 shares of Series B Convertible Preferred Stock, $.001 par value, from BizProLink for $1,500,000. The purchase agreement contains a call provision, which states that any time after the fifth anniversary of the Closing Date, and before consumption of an initial public offering, BizProLink, Inc. has the right but not the obligation, to repurchase all the Series B Preferred Stock at a price per share equal to the greater of (i) the fair value thereof as determined in writing by an Independent Investment Bank mutually acceptable to the Company and BizProLink and (ii) the price per share at which the Series B Preferred Stock was issued as adjusted for stock splits or similar transactions. The investment in BizProLink is included in other assets in the accompanying balance sheet at December 31, 2000 and is accounted for using the cost method. The Company's investment represented less than 3% of the outstanding capital stock of BizProLink.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

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

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     The Warrants issued in the Private Placement have an exercise price of $166.41 per share of Series F Preferred Stock. They are exercisable at any time for a period of five years. The fair value of all Warrants issued to the holders of the Series F Preferred Stock is approximately $7.1 million using the Black Scholes model and will be included in additional paid-in capital at the consummation date of the transaction. The Company used the following assumptions in the Black Scholes model:

Expected life...............................................  5 years
Dividends...................................................     None
Risk-free interest rate.....................................    4.96%
Expected volatility.........................................    68.6%

     In addition, the Company will record a beneficial conversion feature based on the anticipated proceeds from the preferred stock reduced by the amount allocated to the warrants.

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

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

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
                               =======     ======      ======     ======     ======      ======       =======        =======

     The provision for bad debts increased in the three months ended December 31, 2000, by approximately $3 million due to developing market conditions in the telecommunications industry, constraint of available funding for customers, increases in overall accounts receivable and certain customers declaring bankruptcy.

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