Form 10-Q/A
period 2001-03-31
DALEEN TECHNOLOGIES INC
filed 2001-09-25
CIK 1002658

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS




                                                                                                            PAGE

                                                                                                            ----

                                        PART I - FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

           Condensed Consolidated Balance Sheets as of December 31, 2000 and March 31,
              2001 (unaudited)                                                                                3

           Condensed Consolidated Statements of Operations for the three months ended
              March 31, 2000 and 2001 (unaudited)                                                             4

           Condensed Consolidated Statements of Cash Flows for the three months ended
              March 31, 2000 and 2001 (unaudited)                                                             5

           Notes to Condensed Consolidated Financial Statements (unaudited)                                   6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS.                                                                                    14

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                                       27

                                        PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                                                 28

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                                                  28


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
                                                                                 =========       =========


                       SEE ACCOMPANYING NOTES TO UNAUDITED
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)


                                                              THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -----------------------
                                                              2000           2001
                                                            --------       --------
Revenue:
      License fees                                          $  5,702          1,712
      Professional services and other                          3,268          3,462
                                                            --------       --------
          Total revenue                                        8,970          5,174
                                                            --------       --------
Cost of revenue:
      License fees                                               158             47
      Professional services and other                          2,932          3,437
                                                            --------       --------
          Total cost of revenue                                3,090          3,484
                                                            --------       --------

Gross margin                                                   5,880          1,690

Operating expenses:
      Sales and marketing                                      3,169          4,325
      Research and development                                 4,994          5,335
      General and administrative                               3,995          3,296
      Amortization of goodwill and other intangibles           3,673          4,937
      Impairment of long-lived assets                             --          3,307
      Restructuring charges                                       --          2,993
                                                            --------       --------
          Total operating expenses                            15,831         24,193
                                                            --------       --------
Operating loss                                                (9,951)       (22,503)

Total interest income and nonoperating income, net               798            195
                                                            --------       --------
Net loss applicable to common stockholders                  $ (9,153)       (22,308)
                                                            ========       ========
Net loss per share--basic and diluted                       $  (0.43)         (1.02)
                                                            ========       ========
Weighted average shares outstanding--basic and diluted        21,445         21,787
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

- Professional service fees are recognized separately from the license fee since the services are not considered significant to the functionality of the software and the software does not require significant modification, production or customization. There are two types of service contracts that are entered into with customers-fixed fee and time and materials.

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

(5) RESTRUCTURING ACTIVITIES

         In December 2000, management performed a comprehensive business review to identify areas where the Company could reduce costs. On January 4, 2001, the Company's Board of Directors formally approved a plan to reduce operating expenses. The process culminated with the announcement on January 5, 2001 (the "January Restructuring") that the Company was taking certain specific cost reduction measures. The Company recorded a $3.0 million restructuring charge for the three months ended March 31, 2001. Such charge included the estimated costs related to workforce reductions, downsizing of facilities, asset writedowns and other costs. Management implemented these actions associated with the January Restructuring immediately following the January 5, 2001 announcement.

         The workforce reductions included the termination of approximately 140 employees throughout the Company's Boca Raton, Florida, Atlanta, Georgia and Toronto, Ontario, Canada facilities and included employees from substantially all of the Company's employee groups. The downsizing of facilities included the downsizing of the Atlanta and Toronto facilities to one floor per each location. The asset writedowns were primarily related to the disposition of duplicative furniture and equipment and computer equipment from terminated employees, which was not resaleable. Other costs included costs incurred that are no longer going to provide benefit to the Company such as recruiting fees and relocation costs related to employment offers that were rescinded, penalties for cancellation of a user conference and trade show and other miscellaneous expenses. The January Restructuring encompassed the following:

                                                     (in thousands)
           Employee termination benefits                 $1,496
           Facility costs/rent on idle facilities           763
           Asset writedowns                                 620
           Other costs                                      114
                                                         ------
                                                         $2,993
                                                         ======

         The costs were from the following financial statement captions:

                                                     (in thousands)
          Costs of sales - professional services         $  387
          Research and development                          522
          Sales and marketing                               278
          General and administrative                      1,806

         As of March 31, 2001, an accrual of $617,728 remains on the condensed consolidated balance sheet related to the January Restructuring consisting of:

                                                      (in thousands)
          Employee termination benefits                   $  250
          Facility costs                                     363
          Other costs                                          5
                                                          ----------
                                                          $  618
                                                          ==========

         In late March 2001, management initiated a second comprehensive business review to identify additional areas for cost reductions. As a result, the board of directors approved and the Company announced on April 10, 2001 (the "April Restructuring") that the Company was consolidating its North American workforce into its Boca Raton corporate offices and was closing its Toronto and Atlanta facilities. In addition, the Company consolidated its North American research and development and professional services resources and further reduced its administrative support functions. The April Restructuring will result in a restructuring charge in the three months ended June 30, 2001 of at least $4 million. Such charge will include the estimated costs related to workforce reductions in the amount of 193 employees, closing of facilities, asset writedowns and other costs.

(6)       IMPAIRMENT CHARGES

         The Company recorded an impairment charge of approximately $3.3 million in the three months ended March 31, 2001 related to the following:

          Employee workforce - other intangible asset                     $ 1,565
          Property and equipment                                            1,742
                                                                          -------
                                                                          $ 3,307
                                                                          =======

         Due to the various restructuring activities initiated by the Company, the Company performed an evaluation of the recoverability of the employee workforce under Statement of Financial Accounting Standards ("SFAS") No. 121. Management determined that this asset was impaired at March 31, 2001.

         As of March 31, 2001, the Company determined that certain property, leasehold improvements and equipment, which mainly represented computer equipment and furniture from the Toronto and Atlanta facilities, was impaired. The Company recorded an impairment charge during the three months ended March 31, 2001 for the difference between the fair value and the carrying value of the assets.

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

    In March 2001, the Company entered into definitive agreements for the sale (the "Private Placement") of $27.5 million of Series F convertible preferred stock ("Series F Preferred Stock"). The funds were placed in escrow pending stockholder approval. See note 11.

    Although the Company intends to carefully manage the uses of cash, the Company will need alternative sources of capital prior to receipt of funds described in note 11. The alternative sources of capital likely will be in the form of debt securities, possibly with an equity component ("bridge financing"). The Company has not yet identified the source of the bridge financing nor can they predict whether the bridge financing can be obtained or, if obtained, the terms of such financing.

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

(8) GOODWILL

    Goodwill represents the excess of the cost to acquire Daleen Canada over the fair value of the assets and liabilities purchased. Goodwill is being amortized on a straight-line basis over four years, the expected period to be benefited.

     In March 2001, the Company reduced goodwill by approximately $1.1 million due to its decision that it will no longer promote and license certain gateway products that it originally acquired as a result of its acquisition of Inlogic Software Inc. in December 1999. The development of these gateway products were in process at the time of the Inlogic Software Inc. acquisition and were subsequently completed. In connection with this decision, the Company accelerated the amortization for a proportionate amount of goodwill related to these products.

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

(9) BUSINESS AND CREDIT CONCENTRATIONS

    During the three months ended March 31, 2001, 28.2% of the Company's total revenue was attributed to one customer. For the three months ended March 31, 2000, 20.6% of the Company's total revenue was attributed to two customers.

(10) RELATED PARTY TRANSACTIONS

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

(12) STOCK OPTION PLAN - PARTNERCOMMUNITY, INC.

    In 2001, the Company approved the 2000 Stock Incentive Plan (the "PC Plan") for its subsidiary, PartnerCommunity, Inc. The PC Plan authorized PartnerCommunity, Inc. to issue stock incentives not to exceed 2,500,000 shares of PartnerCommunity, Inc. common stock and includes incentive stock options ("ISO's") and non-qualified stock option transactions. Employees and key persons of PartnerCommunity, Inc. selected by the Board of Directors of PartnerCommunity, Inc are eligible for the grant of stock incentives under the PC Plan. Only employees of PartnerCommunity, Inc. shall be eligible to receive a grant of ISO's. The concentrated life of options granted is ten (10) years from grant date for incentive stock options and non-qualified stock options granted to other than 10% stockholders and five (5) years for incentive stock options granted to 10% stockholders. In January 2001, PartnerCommunity, Inc granted options to purchase 787,000 shares of PartnerCommunity, Inc. common stock under the PC Plan to employees at $.70 per share. Upon exercise of these options, the Company will account for the stock issued as minority interest in PartnerCommunity, Inc.

    The Company accounts for its stock option plans, including the PC Plan, in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Compensation expense is recognized on a straight-line method over the vesting period. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net loss and pro forma net loss per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures provisions of SFAS No. 123.

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

(13) NEW ACCOUNTING PRONOUNCEMENTS

    In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140 ("SFAS No. 140"), "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 provides guidance on accounting for (1) securitization transactions involving financial assets; (2) sales of financial assets (including loan participations); (3) factoring transactions; (4) wash sales; (5) servicing assets and liabilities; (6) collateralized borrowing arrangements; (7) securities lending transactions; (8) repurchase agreements; and (9) extinguishment of liabilities. The provisions of SFAS No. 140 will become effective for transactions entered into after March 31, 2001. The Company believes the adoption of SFAS No. 140 will not have a significant impact of the Company's financial position or operating results.

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

    In recent years we have invested heavily in research and development, sales and marketing, and general operating expenses in order to increase our market position, develop our products and build our infrastructure. As a result of reduction in market growth in the second half of 2000 combined with reduced information technology spending, we implemented a series of extensive restructuring actions in 2001 which we expect will result in a reduction of future operating costs in areas such as compensation and benefits, facilities, capitalized expenditures, travel costs and other operating costs. On January 5, 2001 ("January Restructuring"), the Board of Directors approved and we executed specific cost reduction measures. The Company recorded a $3.0 million restructuring charge for the three months ended March 31, 2001. Such charge included the estimated costs related to workforce reductions, downsizing of facilities, asset writedowns and other costs. Management implemented these actions associated with the January Restructuring immediately following the January 5, 2001 announcement.

     The workforce reductions included the termination of approximately 140 employees throughout the Company's Boca Raton, Florida, Atlanta, Georgia and Toronto, Ontario, Canada facilities and included employees from substantially all of the Company's employee groups. The downsizing of facilities included the downsizing of the Atlanta and Toronto facilities to one floor at each location. The asset writedowns were primarily related to the disposition of duplicative furniture and equipment and computer equipment from terminated employees, which was not resaleable. Other costs included costs incurred that are no longer going to provide benefit to the Company such as recruiting fees and relocation costs related to employment offers that were rescinded penalties for cancellation of a user conference and trade show and other miscellaneous expenses.

     In late March 2001, management initiated a second comprehensive business review to identify additional areas for cost reductions. As a result, the board of directors approved and the Company announced on April 10, 2001 (the "April Restructuring") that the Company was consolidating its North American workforce into its Boca Raton, Florida corporate offices and was closing its Toronto and Atlanta facilities. In addition, the Company consolidated its North American research and development and professional services resources and further reduced its administrative support functions. The April Restructuring will result in a restructuring charge in the three months ended June 30, 2001 of at least $4 million. Such charge will include the estimated costs related to workforce reductions in the amount of 193 employees, closing of facilities, asset writedowns and other costs.

     Due to the termination of employees in the January Restructuring and April Restructuring, and assuming we do not hire any additional employees, we expect to achieve an annualized savings relating to the cost of salaries and benefits for these terminated employees of approximately $22.4 million. The anticipated savings are from the following departments: $8.2 million in cost of professional services and other; $8.1 million in research and development; $3.7 million in sales and marketing; and $2.4 million in general and administrative

     Historically, we have operated our business with primarily a direct sales model. Our products and services were sold through our direct sales force. Our strategic alliance partners, including operational support system providers, other software application companies, consulting firms and systems integration firms, provide some level of sales and marketing support to deliver a complete solution and successful implementation to our customers. In order to address a broader market and to satisfy customers' requirements associated with the use of independent consulting and systems integration firms, we have increased our focus on indirect sales through our strategic alliance partners. We believe that an increased focus on these strategic alliances will enable us to more easily enter into new markets and reach potential new customers for our products. In addition, we will continue to maintain a reduced direct sales force for those sales opportunities that do not include or require third party strategic alliance partners. We believe that the launch of our RevChain product family in the first quarter enhanced our ability to increase our focus on this distribution strategy. Our new RevChain product line, associated positioning, packaging and underlying pure Internet architecture provide the added-value and competitive differentiation we believe are critical to attract and maintain relationships with partners critical to our overall success. We are currently working with several of these partners under various agreements to generate new business opportunities through joint sales and marketing efforts. Our success will depend to a large extent on the willingness and ability of our alliance partners to devote sufficient resources and efforts to marketing our products versus the products of others. There are no guarantees that this strategy will be successful.

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

    IMPAIRMENT OF LONG-LIVED ASSETS. Due to various restructuring activities initiated by the Company, we performed an evaluation of the recoverability of the employee workforce under Statement of Financial Accounting Standards ("SFAS") No. 121. We determined that this asset was impaired at March 31, 2001 and in connection with this determination, we recorded the impairment charges in the three months ended March 31, 2001 in the amount of approximately $1.6 million. In addition, and as of March 31, 2001, the Company determined that certain property, leasehold improvements and equipment, which mainly represented computer equipment and furniture from the Toronto and Atlanta facilities, was impaired. We recorded an impairment charge of approximately $1.7 million during the three months ended March 31, 2001 representing the difference between the fair value and the carrying value of the assets. Fair value was based on standards in the industry.

    RESTRUCTURING CHARGES. Restructuring charges incurred by us in the three months ended March 31, 2001, related to the January Restructuring. These changes included $1.5 million of employee termination benefits, $760,000 of facility costs related to the downsizing of the Atlanta and Toronto facilities to one floor at each location, $620,000 of asset writedowns, and $114,000 of other restructuring costs such as penalties incurred for cancellations of trade shows and marketing programs, recruiting fees and relocation costs related to employment offers that were rescinded and other costs. The costs were from the following financial statement captions:

          Cost of sales - professional services          $  387
          Research and development                          522
          Sales and marketing                               278
          General and administrative                      1,806


    Total restructuring charges for the three months ended March 31, 2001 was $3.0 million compared to $0 in the three months ended March 30, 2000. There were no restructuring actions taken in 2000.

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

    We continued to experience significant operating losses in the three months ended March 31, 2001. The business environment in which we are operating is changing rapidly and there is continued weakness in the market conditions. In addition, we will recognize additional restructuring charges in the second quarter 2001 including certain charges related to employee severance, lease termination costs, and other miscellaneous operating costs associated with the restructuring actions. Based on the January Restructuring and April Restructuring it is reasonably likely that there will be a 50% to 60% reduction in operating expense levels and, based on expected revenue and cash collections, a corresponding reduction in cash requirements on a quarterly basis going forward.

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

     Third parties such as operation support system providers, other software firms, consulting firms and systems integration firms help us with marketing and sales and implementation of our products. In order to address a broader market and to satisfy customers' requirements associated with the use of independent consulting and systems integration firms, we have increased our focus on indirect sales through our strategic alliance partners, including operational support system providers, other software application companies, consulting firms and systems integration firms. We believe that an increased focus on our strategic alliances will enable us to more easily enter into new markets and reach potential new customers for our products. To be successful, we must maintain our relationships with these firms, develop additional similar relationships and generate new business opportunities through joint marketing and sales efforts. We may encounter difficulties in forging and maintaining long-term relationships with these firms for a variety of reasons. These firms may discontinue their relationships with us, fail to devote sufficient resources to market our products or develop relationships with our competitors. Many of these firms also work with competing software companies, and our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing our products versus the products of others. In addition, these firms may delay the product implementation or negatively affect our customer relationships. Our agreements with these firms typically are in the form of a non-exclusive referral fee or license and package discount arrangement that may be terminated by either party without cause or penalty and with limited notice.

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

10.9+ Employment Agreement, dated April 21, 2000 between Steven Kim and Daleen Technologies, Inc. [incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q for the quarter ended March 31, 2001].


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

                                             DALEEN TECHNOLOGIES, INC.

Date:  September 25, 2001           /s/      JAMES DALEEN
                                       --------------------------------
                                             JAMES DALEEN
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer
                                             (Principal Executive Officer)



Date: September 25, 2001            /s/      Jeanne Prayther
                                       --------------------------------
                                             Jeanne Prayther
                                             Acting Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)