Form 10-Q/A
period 2001-06-30
DALEEN TECHNOLOGIES INC
filed 2001-09-25
CIK 1002658

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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
                                                        ========           =========          ========

    The costs were from the following financial statement captions:


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

    Due to the termination of employees in the January Restructuring and April Restructuring, and assuming we do not hire any additional employees, we expect to achieve an annualized savings relating to the cost of salaries and benefits for these terminated employees of approximately $22.4 million. The anticipated savings are from the following departments: $8.2 million in cost of professional services and other; $8.1 million in research and development; $3.7 million in sales and marketing; and $2.4 million in general and administrative.

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

    RESTRUCTURING CHARGES. Restructuring charges incurred in the three months ended June 30, 2001 related to the April Restructuring. These charges included $3.2 million of employee termination benefits, $1.3 million of facility costs related to the closing of the Toronto and Atlanta facilities, $240,053 of asset writedowns, and $80,215 of other restructuring costs such as penalties incurred for cancellations of trade shows, penalties incurred for cancellation of software maintenance agreements and legal fees. The costs were from the following financial statement captions:

     Cost of sales - professional services        $1.2 million
     Research and development                     $1.4 million
     Sales and marketing                          $725,000
     General and administrative                   $1.5 million

    Total restructuring charges for the three months ended June 30, 2001 was $4.8 million compared to $0 in the three months ended June 30, 2000. There were no restructuring actions taken in 2000.

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

    RESTRUCTURING CHARGES. Restructuring charges incurred by us in the six month ended June 30, 2001, related to the January Restructuring and April Restructuring. These charges included $4.7 million of employee termination benefits, $2.0 million of facility costs, $860,053 of asset writedowns, and $194,215 of other restructuring costs such as penalties incurred for cancellations of trade shows and marketing programs, recruiting fees and relocation costs related to employment offers that were rescinded, penalties incurred for cancellation of software maintenance contracts, legal fees and other costs. The costs were from the following financial statement captions:

                                                  January           April
                                                  --------       ------------
     Cost of sales - professional services        $387,000       $1.2 million
     Research and development                     $522,000       $1.4 million
     Sales and marketing                          $278,000       $725,000
     General and administrative                   $1.8 million   $1.5 million

Total restructuring charges for the six months ended June 30, 2001 was $7.8 million compared to $0 in the six months ended June 30, 2000. There were no restructuring actions taken in 2000.

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

    We continued to experience significant operating losses during the six months ended June 30, 2001. The business environment in which we are operating is changing rapidly and there is continued weakness in the market conditions. The January Restructuring and April Restructuring actions resulted in a reduction in operating expense levels and, based on expected revenue and cash collections, and it is reasonably likely that there will be reduction in cash requirements on a quarterly basis going forward.

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

    Following is information on SAIC Venture Capital Corporation, one of the purchasers in the private placement, as of August 6, 2001:

    o SAIC Venture Capital Corporation holds 2,246,615 shares of our common stock, 67,604 shares of Series F preferred stock and Warrants to purchase an additional 27,042 shares of Series F preferred stock.

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

SALES OF A SUBSTANTIAL NUMBER OF SHARES OF COMMON STOCK IN THE PUBLIC MARKET, COULD LOWER OUR STOCK PRICE AND IMPAIR OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On May 11, 2001, we commenced a lawsuit against Mohammad Aamir, 1303949 Ontario Inc. and The Vengrowth Investment Fund Inc. (collectively, the "Defendants"). The case was filed in the Ontario Superior Court of Justice (Court File No. 01-CV-210809) and was styled DALEEN TECHNOLOGIES, INC. AND DALEEN CANADA CORPORATION V. MOHAMMAD AAMIR, 1303949 ONTARIO INC., AND THE VENGROWTH INVESTMENT FUND INC. All Defendants are former stockholders of Inlogic Software Inc. ("Inlogic"), a Nova Scotia unlimited liability company that we acquired in December 1999. Additionally, Mr. Aamir was the president and chief executive officer of Inlogic and is a former director and executive officer of the Company. On June 6, 2001, we settled this lawsuit against the Defendants. In connection with the settlement, on June 8, 2001, we granted to the Defendants warrants to purchase an aggregate of 750,000 shares of our common stock with an exercise price of $1.134 per share. The warrants are for two years and are immediately exercisable. The Company also agreed to negotiate in good faith to license its ecare product as part of the settlement. The terms of the license are not yet finalized. The Defendants also agreed to release us from any claims they may have had against us.

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

                                              DALEEN TECHNOLOGIES, INC.

Date: September 25, 2001                      /s/   JAMES DALEEN
                                              ----------------------------------
                                              JAMES DALEEN
                                              Chairman of the Board of Directors
                                                and Chief Executive Officer
                                                (Principal Executive Officer)

Date: September 25, 2001                      /s/   Jeanne Prayther
                                              ----------------------------------
                                              Jeanne Prayther
                                              Acting Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)