Form 10-Q
period 2001-09-30
DALEEN TECHNOLOGIES INC
filed 2001-11-14
CIK 1002658

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 1, 2001, there were 21,874,528 shares of registrant's common stock, $0.01 par value, outstanding.


================================================================================

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS



                                                                                                                    Page
                                                                                                                    ----
                                          PART I - FINANCIAL INFORMATION

Item 1.      Condensed Unaudited Consolidated Financial Statements.

             Condensed Unaudited Consolidated Balance Sheets as of December 31, 2000 and September 30, 2001           3

             Condensed Unaudited Consolidated Statements of Operations for the three months and nine months
             ended September 30, 2000 and 2001                                                                        4

             Condensed Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30,
             2000 and 2001                                                                                            5

             Notes to Condensed Unaudited Consolidated Financial Statements                                           6

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations.                                                                                  17

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.                                             37


                                              PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                                                                       38

Item 6.      Exhibits and Reports on Form 8-K                                                                        38

             Signatures                                                                                              40



                                     PART I

                              FINANCIAL INFORMATION

Item 1. Condensed Unaudited Consolidated Financial Statements.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Unaudited Consolidated Balance Sheets
                 (in thousands, except share and per share data)



                                                                                                 December 31,     September 30,
                                                                                                     2000            2001
                                                                                                 ------------     -------------
ASSETS

Current assets:
    Cash and cash equivalents                                                                      $  22,268          20,951
    Restricted cash                                                                                      931              30
    Accounts receivable, less allowance for doubtful accounts of $4,600 at
       December 31, 2000 and $4,211 at September 30, 2001                                             13,929           3,324
    Costs in excess of billings                                                                        2,213             281
    Other current assets                                                                                 904             440
                                                                                                   ---------       ---------
             Total current assets                                                                     40,245          25,026

Notes receivable                                                                                         493             754
Property and equipment, net                                                                           10,146           5,218
Goodwill, net of accumulated amortization of $15,026 at December 31, 2000
    and $50,506 at September 30, 2001                                                                 43,012           7,553
Other intangible asset, net of accumulated amortization of $786 at December 31, 2000                   1,714              --
Other assets                                                                                           3,852           1,595
                                                                                                   ---------       ---------
             Total assets                                                                          $  99,462          40,146
                                                                                                   =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                               $   2,968           1,145
    Accrued payroll and other accrued expenses                                                        12,731           5,579
    Billings in excess of costs                                                                        1,466           1,292
    Deferred revenue                                                                                   2,944           1,374
    Other current liabilities                                                                          1,061              20
                                                                                                   ---------       ---------
             Total current liabilities                                                                21,170           9,410
    Long term portion of capitalized lease, net of current portion                                       607              --
                                                                                                   ---------       ---------
             Total liabilities                                                                        21,777           9,410
                                                                                                   ---------       ---------

Minority interest                                                                                        184             184
Stockholders' equity:
    Series F Convertible Preferred Stock $.01 par value; 356,950 shares authorized; none issued or outstanding at December 31, 2000; 247,882 shares issued and outstanding ($110.94 per share liquidation value) as of
       September 30, 2001                                                                                 --          25,539
    Preferred stock $.01 par value.  Authorized 21,520,286 shares; none issued or outstanding             --              --
    Common stock $.01 par value.  Authorized 200,000,000 shares; issued and outstanding
       21,781,727 shares at December 31, 2000 and 21,872,950 shares at September 30, 2001                218             219
    Stockholders' notes receivable                                                                      (274)           (236)
    Deferred stock compensation                                                                       (2,148)           (129)
    Additional paid-in capital                                                                       161,460         190,086
    Accumulated deficit                                                                              (81,755)       (184,927)
                                                                                                   ---------       ---------
             Total stockholders' equity                                                               77,501          30,552
                                                                                                   ---------       ---------
             Total liabilities and stockholders' equity                                            $  99,462          40,146
                                                                                                   =========       =========



SEE ACCOMPANYING NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                      DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

              Condensed Unaudited Consolidated Statements of Operations
                        (In thousands, except per share data)


                                                                                  Three Months Ended      Nine Months Ended
                                                                                    September 30,            September 30,
                                                                                ---------------------     ---------------------
                                                                                 2000          2001        2000         2001
                                                                                --------     --------     --------     --------
Revenue:
    License fees                                                                $  9,456          418       22,247        3,193
    Professional services and other                                                4,569        1,786       12,220        7,601
                                                                                --------     --------     --------     --------
            Total revenue                                                         14,025        2,204       34,467       10,794
                                                                                --------     --------     --------     --------
Cost of revenue:
    License fees                                                                     201        1,236          586        1,604
    Professional services and other                                                3,910        1,287       10,204        6,331
                                                                                --------     --------     --------     --------
            Total cost of revenue                                                  4,111        2,523       10,790        7,935
                                                                                --------     --------     --------     --------
Gross margin (deficiency)                                                          9,914         (319)      23,677        2,859
Operating expenses:
    Sales and marketing                                                            4,061        1,826        9,896        8,781
    Research and development                                                       7,564        2,430       19,316       10,931
    General and administrative                                                     3,701        3,149       11,073       11,976
    Amortization of goodwill and other intangibles                                 4,130        3,661       11,867       11,156
    Impairment of long lived assets                                                   --       23,408           --       27,906
    Restructuring charges                                                             --           --           --        7,758
                                                                                --------     --------     --------     --------
            Total operating expenses                                              19,456       34,474       52,152       78,508
                                                                                --------     --------     --------     --------
Operating loss                                                                    (9,542)     (34,793)     (28,475)     (75,649)

Total interest income and nonoperating income, net                                   488          447        1,914          989
                                                                                --------     --------     --------     --------

Net loss                                                                          (9,054)     (34,346)     (26,561)     (74,660)

Less:  preferred stock dividends arising from beneficial conversion features          --       (2,447)          --      (28,512)
                                                                                --------     --------     --------     --------

Net loss applicable to common stockholders                                      $ (9,054)     (36,793)     (26,561)    (103,172)
                                                                                ========     ========     ========     ========

Net loss applicable to common stockholders per share - basic and diluted        $  (0.42)       (1.68)       (1.23)       (4.73)
                                                                                ========     ========     ========     ========


Weighted average shares outstanding - basic and diluted                           21,755       21,870       21,635       21,823
                                                                                ========     ========     ========     ========


SEE ACCOMPANYING NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

            Condensed Unaudited Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                             Nine Months Ended
                                                                                       --------------------------------
                                                                                       September 30,      September 30,
                                                                                           2000                2001
                                                                                       -------------      -------------
Cash flows from operating activities:
    Net loss                                                                              $(26,561)           (74,660)
    Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                       1,571              2,808
         Amortization of deferred stock compensation                                           495              1,628
         Amortization of goodwill and other intangibles                                     11,867             11,156
         Loss on disposal of fixed assets                                                       --              1,992
         Impairment of long-lived assets and other assets                                       --             30,106
         Bad debt expense                                                                    1,055              2,653
         Interest income on stockholders notes receivable                                      (23)              (126)
         Non cash stock settlement expense                                                      --                495
         Changes in assets and liabilities:
            Restricted cash                                                                   (805)               101
            Accounts receivable                                                            (11,356)             8,983
            Costs in excess of billings                                                     (1,292)             1,928
            Other current assets                                                            (1,074)                53
            Other assets                                                                       418               (158)
            Accounts payable                                                                 1,216             (1,810)
            Accrued payroll and other accrued expenses                                      (2,096)            (6,489)
            Billings in excess of costs                                                        434               (175)
            Deferred revenue                                                                 2,554             (1,526)
            Other current liabilities                                                          280               (954)
                                                                                          --------           --------
               Net cash used in operating activities                                       (23,317)           (23,995)
                                                                                          --------           --------
Cash flows provided by financing activities:
    Proceeds from sale of Series F convertible preferred stock and warrants, net                --             25,539
    Payment of capital lease                                                                    --               (476)
    Proceeds from exercise of stock options and bridge warrants                              1,089                 27
                                                                                          --------           --------

               Net cash provided by financing activities                                     1,089             25,090
                                                                                          --------           --------
Cash flows provided by (used in) investing activities:
    Purchase of securities available for sale                                              (58,464)                --
    Sales and maturities of securities available for sale                                   67,848                 --
    Issuance of stockholders notes receivable                                                 (324)            (1,186)
    Repayment of stockholders notes receivable                                                 138                 36
    Payments related to the acquisition of Daleen Canada                                    (1,691)                --
    Capital expenditures                                                                    (6,346)              (768)
                                                                                          --------           --------
               Net cash provided by  (used in) investing activities                          1,161             (1,918)
                                                                                          --------           --------
Effect of exchange rates on cash and cash equivalents                                          (48)              (494)
Net decrease in cash and cash equivalents                                                  (21,067)            (1,317)
Cash and cash equivalents-beginning of period                                               52,852             22,268
                                                                                          --------           --------
Cash and cash equivalents-end of period                                                   $ 31,737             20,951
                                                                                          ========           ========




SEE ACCOMPANYING NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

         Notes to Condensed Unaudited Consolidated Financial Statements
                               September 30, 2001

(1) BASIS OF PRESENTATION

    The accompanying condensed unaudited consolidated financial statements for Daleen Technologies, Inc. and subsidiaries (collectively, referred to as "Daleen" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. The condensed unaudited consolidated balance sheet at December 31, 2000 has been derived from the Company's audited consolidated financial statements at that date. These condensed audited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's annual report on Form 10-K, as amended on Form 10-K/A, as of and for the year ended December 31, 2000 filed with the Securities and Exchange Commission ("SEC").

    The results of operations for the three or nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

(2) PRINCIPLES OF CONSOLIDATION

    The accompanying financial statements include the accounts of Daleen Technologies, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3) BASIC AND DILUTED NET LOSS PER SHARE

    Basic and diluted net loss per share was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for each period presented. Common stock equivalents were not considered since their effect would be antidilutive. Common stock equivalents amount to 30,232,330 shares and 30,678,693 shares for the three months and nine months ended September 30, 2001, respectively. Common stock equivalents amounted to 1,562,394 shares and 1,768,374 shares for the three months and nine months ended September 30, 2000, respectively.

    Net loss applicable to common stockholders differs from net loss in the three and nine months ended September 30, 2001 due to the preferred stock dividends arising from the beneficial conversion features from the sale ("Private Placement") of the Series F convertible preferred stock ("Series F preferred stock") and warrants to purchase additional shares of Series F preferred stock ("Warrants"). See note 11.

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

    Under SOP 98-9, the arrangement fee is recognized as follows: (i) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and as described below; and (ii) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements.

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

    In order to assess whether collectibility is probable, the Company performs extensive credit reviews on each customer. If collectibility is determined to not be probable upon contract execution, revenue is recognized when cash is received.

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

(5) RESTRUCTURING ACTIVITIES

    In December 2000, management performed a business review to identify areas where the Company could reduce costs. On January 4, 2001, the Company's Board of Directors formally approved a plan to reduce operating expenses. The process culminated with the announcement on January 5, 2001 (the "January Restructuring") that the Company was taking certain specific cost reduction measures. The Company recorded a $3.0 million restructuring charge for the nine months ended September 30, 2001 related to the January Restructuring. Such charge included the estimated costs related to workforce reductions, downsizing of facilities, asset writedowns and other costs. Management implemented these actions associated with the January Restructuring immediately following the January 5, 2001 announcement.

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

    In late March 2001, management initiated a second business review to identify additional areas for cost reductions. As a result, the Company's Board of Directors formally approved and the Company announced a plan on April 10, 2001 (the "April Restructuring") to further reduce operating expenses. The Company recorded a $4.8 million restructuring charge for the nine months ended September 30, 2001 in connection with the April Restructuring. Such charge included the estimated costs related to workforce reductions, closing of facilities, asset writedowns and other costs. Management implemented these actions immediately following the April 10, 2001 announcement.

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

    The January Restructuring and April Restructuring encompassed the following components (in thousands):


                                                                  January             April
                                                               Restructuring      Restructuring        Total
                                                               -------------      -------------        -----
                 Employee termination benefits                   $ 1,496            $ 3,192          $  4,688
                 Facility costs/rent on idle facilities              763              1,259             2,022
                 Asset writedowns                                    620                240               860
                 Other costs                                         114                 74               188
                                                                 -------            -------          --------
                                                                 $ 2,993            $ 4,765          $  7,758
                                                                 =======            =======          ========

    The costs were from the following financial statement captions (in thousands):


                                                                  January             April
                                                               Restructuring      Restructuring        Total
                                                               -------------      -------------        -----
               Costs of sales-professional services              $   387            $ 1,198          $  1,585
               Research and development                              522              1,392             1,914
               Sales and marketing                                   278                725             1,003
               General and administrative                          1,806              1,450             3,256
                                                                 -------            -------          --------
                                                                 $ 2,993            $ 4,765          $  7,758
                                                                 =======            =======          ========


    Amounts charged against the restructuring accrual for the nine months ended September 30, 2001 were as follows (in thousands):


                                                                  January             April
                                                               Restructuring      Restructuring        Total
                                                               -------------      -------------        -----
               Employee termination benefits                     $ 1,332            $ 3,075          $  4,407
               Facility costs/rent on idle facilities                745                291             1,036
               Asset writedowns/ sale of assets written off          620                240               860
               Other costs                                           114                 48               162
                                                                 -------            -------          --------
                                                                 $ 2,811            $ 3,654          $  6,465
                                                                 =======            =======          ========


    As of September 30, 2001, an accrual remains on the condensed consolidated balance sheets in accrued payroll and other accrued expenses related to the January Restructuring and April Restructuring consisting of the following components (in thousands):


                                                                  January             April
                                                               Restructuring      Restructuring        Total
                                                               -------------      -------------        -----
               Employee termination benefits                     $   164            $   117          $    281
               Facility costs/rent on idle facilities                 18                968               986
               Asset writedowns                                       --                 --                --
               Other costs                                            --                 26                26
                                                                 -------            -------          --------
                                                                 $   182            $ 1,111          $  1,293
                                                                 =======            =======          ========


    In October 2001, management initiated a third business review to continue to identify areas for cost reduction. As a result, the Company's Board of Directors formally approved a plan to further reduce operating expenses on October 19, 2001 (the "October Restructuring"). On that date, the Company announced and began to immediately implement the

October Restructuring. The Company expects to record a restructuring charge of at least $2 million in the fourth quarter 2001. Such charge will include the estimated costs related to workforce reductions due to the termination of 75 employees, further downsizing of facilities, asset writedowns and other costs which will be comprised mostly of accounting and legal fees associated with the October Restructuring.

(6) GOODWILL

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

    Due to economic conditions and the Company's past revenue performance, the Company assessed the recoverability of goodwill by determining whether the amortization of the goodwill over the remaining life can be recovered through undiscounted future operating cash flows. The Company's carrying value of goodwill at September 30, 2001 was reduced by the estimated shortfall of cash flows, discounted at a rate commensurate with the associated risks. This amounted to a reduction of goodwill in the amount of approximately $23.4 million for the three months and nine months ended September 30, 2001.

    In light of the Company's current operating environment, future projected cash flows may be subject to significant variability. As a result, it is possible that the Company will recognize additional impairment charges related to goodwill in future periods.

(7) IMPAIRMENT CHARGES

    The Company has recorded an impairment charge of approximately $27.9 million for the nine months ended September 30, 2001 related to the following (in thousands):

              Employee workforce - other intangible                  $ 1,545
              Property and equipment                                   1,888
              Goodwill                                                24,473
                                                                     -------
                                                                     $27,906
                                                                     =======

    As of March 31, 2001, due to the various restructuring activities initiated, the Company performed an evaluation of the recoverability of the employee workforce under Statement of Financial Accounting Standards ("SFAS") No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." Management determined that this asset was impaired and recorded an impairment charge of approximately $1.5 million as of March 31, 2001.

    As of March 31, 2001, the Company determined that certain property, leasehold improvements and equipment, which mainly represented computer equipment and furniture from the Toronto and Atlanta facilities, was impaired. The Company recorded an impairment charge of approximately $1.9 million for the difference between the fair value and the carrying value of the assets as of March 31, 2001.

    See note 6 for discussion of goodwill impairment charge in the three months and nine months ended September 30, 2001.

(8) LIQUIDITY

    The Company has continued to experience significant operating losses for the nine months ended September 30, 2001 and has an accumulated deficit of $184.9 million at September 30, 2001. In order to address its liquidity and to strengthen its balance sheet, the Company sold Series F preferred stock in the Private Placement, which resulted in $25.7 million of net proceeds to the Company on June 7, 2001. Cash used in operations for the nine months ended September 30, 2001 amounted to approximately $24.0 million.

    Cash and cash equivalents at September 30, 2001 was approximately $21.0 million. Although the Company intends to carefully manage the uses of cash and believes that the cash and cash equivalents at September 30, 2001, together with the reduction in costs due to the January Restructuring, April Restructuring and October Restructuring will enable the Company to fund its operations through 2002, the Company may need to further reduce operations and or seek additional public or private equity financing or financing from other sources. There can be no assurance that additional financing will be available, or that, if available, the financing will be obtainable on terms favorable to the Company or that any additional financing would not be dilutive. Failure to obtain additional financing may have a material adverse effect on the Company's ability to operate as a going concern. The accompanying condensed unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty.

(9) BUSINESS AND CREDIT CONCENTRATIONS

    During the three months ended September 30, 2001, 26.0 percent of the Company's total revenue was attributed to two customers. Sales to these two customers accounted for 13.5 percent and 12.5 percent of total revenue for the three-month period. During the three months ended September 30, 2000, 36.2 percent of the Company's total revenue was attributed to three customers. Sales to these three customers accounted for 12.7 percent, 11.8 percent and 11.7 percent of total revenue for the three-month period.

    For the nine months ended September 30, 2001, 29.0 percent of the Company's total revenue was attributed to two customers. Sales to these two customers accounted for 17.3 percent and 11.7 percent of total revenue for the nine-month period. There were no customers which accounted for over 10 percent of the Company's total revenue for the nine months ended September 30, 2000.

    Two customers accounted for 17.0 percent and 21.0 percent of total gross accounts receivable at September 30, 2001. One customer accounted for 10.9 percent of total accounts receivable at December 31, 2000.

(10)  RELATED PARTY TRANSACTIONS

    In January 2001 the Company loaned $1,237,823 to its Chairman and Chief Executive Officer and his wholly-owned limited partnership (collectively "the Makers"). The loan bears interest at a rate of 8.75% per annum. The principal and any unpaid accrued interest are payable in full January 31, 2006. The loan is secured by 901,941 shares of the Company's common stock, and is non-recourse to the Makers except to the extent of 901,941 shares held as the collateral. As a result of the note being non-recourse, the Company has recorded an allowance for the difference between the face value of the note plus accrued interest and the fair market value of the underlying collateral. At September 30, 2001, the allowance was approximately $939,400.

(11)  SERIES F PREFERRED STOCK

    On March 30, 2001, the Company entered into definitive agreements (collectively, the "Purchase Agreements") for the Private Placement of $27.5 million of Series F preferred stock and Warrants. Pursuant to the terms of the Purchase Agreements, the Company consummated the Private Placement on June 7, 2001. The Company received net proceeds on June 7, 2001 of approximately $25.7 million from the Private Placement. The consummation of the Private Placement was subject to the receipt of approval from the Company's stockholders, including approval of an amendment to the Company's certificate of incorporation to increase the number of authorized shares of common stock to 200 million shares and to create and designate the Series F preferred stock. The Company's stockholders approved the Private Placement and the related amendments to the certificate of incorporation at the Company's annual meeting of stockholders held on June 7, 2001.

    Pursuant to the terms of the Purchase Agreements, the Company issued and sold (i) an aggregate of 247,882 shares of Series F preferred stock and (ii) Warrants to purchase an aggregate of 109,068 shares of Series F preferred stock, including a Warrant that the Company issued to the placement agent.

    The purchase price per share of the Series F preferred stock (without giving effect to the allocation of any part of the purchase price to the Warrants) was $110.94, which is equal to (i) $1.1094, the average closing price per share of the Company's common stock during the ten trading days ending on March 30, 2001, multiplied by (ii) 100, the number of shares of common stock initially issuable upon conversion of a share of Series F preferred stock.

    Each share of Series F preferred stock is convertible at any time at the option of the holder into shares of the Company's common stock. The number of shares of common stock issuable upon conversion of a single share of Series F preferred stock is determined by dividing the original price per share of the Series F preferred stock, or $110.94, by the conversion price in effect on the date of conversion. The initial conversion price was $1.1094. The conversion price was subject to a limited one-time adjustment (the "reset") as follows:

        In the event the average market price (based on the closing price per share reported by The Nasdaq Stock Market) per share of the common stock for the ten consecutive trading days beginning with the next trading day immediately following the date on which the Company issued an Earnings Release (as defined below) for the quarter ended June 30, 2001 (the "Reset Average Market Price") was less than the conversion price, the conversion price was adjusted automatically to the higher of (A) the Reset Average Market Price or (B) 75% of the initial conversion price. If the Company issued more than one Earnings Release with respect to the quarter ended June 30, 2001, a Reset Average Market Price was calculated for the ten trading days following each Earnings Release, and the lower Reset Average Market Price was used for the purpose of determining the adjusted conversion price. The effective date for the reset followed the Company's final Earnings Release. "Earnings Release" means (y) a press release issued by the Company after March 30, 2001, providing any material financial metrics regarding revenue or estimated revenue or earnings or estimated earnings for the quarter ended June 30, 2001, or
        (z) a press release issued by the Company announcing its actual total revenue for the quarter ended June 30, 2001.

    On April 10, 2001, the Company issued an Earnings Release. The Reset Average Market Price following this Earnings Release was $0.923. On July 26, 2001, the Company issued its final Earnings Release. The Reset Average Market Price following the final Earnings Release was $0.906, which was the lowest Reset Average Market Price following the Company's Earnings Releases. As a result, effective August 9, 2001, the conversion price of the Series F preferred stock was reset to $0.9060. Based on the reset conversion price established by the July 26, 2001 final Earnings Release and pursuant to the terms of the Purchase Agreements, each share of Series F preferred stock is convertible into 122.4503 shares of common stock.

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

    The Warrants issued are exercisable at any time for a period of five years. The fair value of all warrants issued to the holders of the Series F preferred stock is approximately $9.4 million using the Black-Scholes model. $7.7 million was recorded as a preferred stock dividend on June 7, 2001 and an additional $1.7 million was recorded in the three months ended September 30, 2001 when the final reset conversion price was established. The Company used the following assumptions in the Black-Scholes model.

               Expected life                                5 years
               Dividends                                    None
               Risk-free interest rate                      4.96%
               Expected volatility                          68.6%

    The Company also recorded a beneficial conversion feature in the amount of approximately $18.4 million on June 7, 2001 based on the proceeds from the Series F preferred stock reduced by the amount allocated to the warrants. This was recorded as a preferred stock dividend. The beneficial conversion feature was recorded using a conversion price of $0.923, which was the most probable reset price at June 30, 2001. Due to the reset conversion price established by the July 26, 2001 final Earnings Release which resulted in a lower conversion price ($0.906) the Company recorded an additional beneficial conversion feature during the three months ended September 30, 2001 in the amount of $715,585.

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

    PARTNERCOMMUNITY, INC.

    In 2001, the Company approved the 2000 Stock Incentive Plan (the "PC Plan") for its subsidiary, PartnerCommunity, Inc. The PC Plan authorized PartnerCommunity, Inc. to issue stock incentives not to exceed 2,500,000 shares of PartnerCommunity, Inc.'s common stock and includes incentive stock options ("ISOs") and non-qualified stock option transactions. Employees and key persons of PartnerCommunity, Inc. selected by the Board of Directors of PartnerCommunity, Inc are eligible for the grant of stock incentives under the PC Plan. Only employees of PartnerCommunity, Inc. shall be eligible to receive a grant of ISOs. The concentrated life of options granted is ten years from grant date for ISOs granted to other than 10% stockholders and non-qualified stock options and five years for ISOs granted to 10% stockholders. In January 2001, PartnerCommunity, Inc granted options to purchase 787,000 shares of PartnerCommunity, Inc. common stock under the PC Plan to employees at $.70 per share. Upon exercise of these options, the Company will account for the stock issued as minority interest in PartnerCommunity, Inc.

    DALEEN TECHNOLOGIES, INC.

    The Daleen Technologies, Inc. Amended and Restated 1999 Stock Option Plan, as amended, ("the 1999 Plan") authorizes the Company to automatically adjust the number of shares of common stock available for issuance on the first day of each fiscal year beginning in 2000, up to an annual increase of 5,000,000 shares subject to a maximum of 20% of the fully-diluted shares outstanding at the time. The number of shares authorized under the 1999 Plan increased to 5,790,145 in 2001. The annual increase in 2002 will be reduced to a maximum of 3,000,000 shares pursuant to an amendment to the 1999 Plan approved by the Board of the Directors on July 18, 2001.

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

    On June 6, 2001, the Company settled the lawsuit against the Defendants. In connection with the settlement, on June 8, 2001, the Company granted to the Defendants warrants to purchase an aggregate of 750,000 shares of the Company's common stock with an exercise price of $1.134 per share. The warrants are immediately exercisable for a period of two years. The issuance of the warrants resulted in the recognition of non-cash expense of approximately $495,000 in the nine months ended September 30, 2001, and represents the fair value of such warrants. The Company also agreed to negotiate in good faith to license its ecare product to an affiliate of certain of the Defendants as part of the settlement. The terms of the license are not yet finalized. The Defendants also agreed to release the Company from any claims they may have had against the Company.

(14) NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the FASB issued Statement No. 141, "BUSINESS COMBINATIONS" ("SFAS No. 141"), and Statement No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria for intangible assets acquired in a purchase method business combination which must be met to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

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

    As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $6.7 million, which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Amortization expense and impairment of goodwill was approximately $14.4 million and $26.4 million for the year ended December 31, 2000 and nine months ended September 30, 2001, respectively.

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

    In July 2001 FASB issued Statement No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" ("SFAS No. 143"). That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. The Company believes the adoption of SFAS No. 143 will not have a significant impact on the Company's financial position or operating results.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS", ("SFAS No. 144"). This statement is effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS No. 121, while retaining many of the requirements of such statement. Under SFAS No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the company. The Company is currently evaluating the impact SFAS No. 144 will have on its consolidated financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following should be read in conjunction with the condensed unaudited consolidated financial statements, and the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited consolidated financial statements and notes thereto, and related Management's Discussion and Analysis of Financial Condition and Results of Operations included with our Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2000.

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", "goals" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risks Associated with Daleen's Business and Future Operating Results", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and in the Company's Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2000 filed with the Securities and Exchange Commission. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

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

    Historically, we have operated our business with primarily a direct sales model. Our products and services were sold through our direct sales force. Our strategic alliance partners, including operational support system providers, other software application companies, consulting firms and systems integration firms, provided some level of sales and marketing support to deliver a complete solution and successful implementation to our customers. In order to address a broader market and to satisfy customers' requirements associated with the use of independent consulting and systems integration firms, beginning in the first quarter of 2001 we increased our focus on indirect sales through our strategic alliance partners and to assist our strategic alliance partners in sales to their customers. We believe that an increased focus on these strategic alliances will enable us to more easily enter into new markets and reach potential new customers for our products. In addition, we will continue to maintain a reduced direct sales force for those sales opportunities that do not include or require third party strategic alliance partners. We believe that the launch of our RevChain product family in the first quarter enhanced our ability to increase our focus on this distribution strategy. Our RevChain product line, associated positioning, packaging and underlying pure Internet architecture provide the added-value and competitive differentiation we believe are critical to attract and maintain relationships with partners essential to our overall success. We are currently working with several of these partners under various agreements to generate new business opportunities through joint sales and marketing efforts. Our success will depend to a large extent on the willingness and ability of our alliance partners to devote sufficient resources and efforts to marketing our products versus the products of others. There are no guarantees that this strategy will be successful.

    In recent years, we have invested heavily in research and development, sales and marketing, and general operating expenses in order to increase our market position, develop our products and build our infrastructure. As a result of reduction in market growth in the second half of 2000, combined with reduced information technology spending, we implemented three extensive restructuring actions in 2001 which have resulted in a reduction of operating costs in areas such as compensation and benefits, facilities, capitalized expenditures, travel costs and other operating costs.

    On January 4, 2001 our Board of Directors approved, and on January 5, 2001, we announced a plan to implement specific cost reduction measures ("the January Restructuring"). We recorded a $3.0 million restructuring charge in the nine months ended September 30, 2001 related to the January Restructuring. This charge included the estimated costs related to workforce reductions, downsizing of facilities, asset writedowns and other costs. We implemented the actions associated with the January Restructuring immediately following the January 5, 2001 announcement. The workforce reductions in the January Restructuring included the termination of approximately 140 employees throughout the Company's Boca Raton, Florida; Atlanta, Georgia; and Toronto, Ontario, Canada facilities, and included employees from substantially all of the Company's employee groups. The downsizing of facilities included the downsizing of the Atlanta and Toronto facilities to one floor per each location. The asset writedowns were primarily related to the disposition of duplicative furniture and equipment and computer equipment from terminated employees, which was not resaleable. Other costs included costs incurred that are no longer going to provide benefit to us such as recruiting fees and relocation costs related to employment offers that were rescinded, penalties for cancellation of a user conference and trade show, and other miscellaneous expenses.

    In late March 2001, we initiated a second comprehensive business review to identify additional areas for cost reductions. As a result, our Board of Directors approved, and we announced, another restructuring on April 10, 2001 (the "April Restructuring"). The April Restructuring included the consolidation of our North American workforce into our Boca Raton, Florida corporate offices and the closure of our Toronto and Atlanta facilities. In addition, we consolidated our North American research and development and professional services resources and further reduced our administrative support functions. We recorded a $4.8 million restructuring charge in the nine months ended September 30, 2001 related to the April Restructuring. This charge included the estimated costs related to workforce reductions of 193 employees, closing of facilities, asset writedowns and other costs. Other costs included accounting and legal fees, penalties for cancellation of software maintenance contracts in Atlanta and Toronto and penalties for cancellation of a trade show. We implemented the actions associated with the April Restructuring immediately following the April 10, 2001 announcement.

    On October 17, 2001, our Board of Directors approved and on October 19, 2001 ("October Restructuring") we announced a plan to further reduce expenses. We expect to record a restructuring charge of at least $2.0 million in the fourth quarter 2001. Such charge will include the estimated costs related to workforce reductions in the amount of 75 employees, further downsizing of facilities, asset writedowns and other costs. We started to implement these actions immediately following the October 19, 2001 announcement.

    Due to the termination of employees in the January Restructuring, April Restructuring, and October Restructuring and assuming we do not hire any additional employees, we expect to achieve an annualized savings relating to the cost of salaries and benefits for these terminated employees of approximately $29.8 million. The anticipated savings are from the following departments: approximately $9.2 million in cost of professional services and other; approximately $10.9 million in research and development; approximately $6.1 million in sales and marketing; and approximately $3.6 million in general and administrative.

RECENT DEVELOPMENTS

    PRIVATE PLACEMENT OF SERIES F CONVERTIBLE PREFERRED STOCK. On March 30, 2001, we entered into definitive agreements (collectively, the "Purchase Agreements") for the sale ("private placement") of $27.5 million of Series F convertible preferred stock (the "Series F preferred stock") and warrants to purchase additional shares of Series F preferred stock (the "Warrants"). Pursuant to the terms of the Purchase Agreements, we consummated the private placement on June 7, 2001. We received net proceeds on June 7, 2001 of approximately $25.7 million from the private placement. The consummation of the private placement was subject to the receipt of approval from our stockholders, including approval of an amendment to our certificate of incorporation to increase the number of authorized shares of common stock to 200 million shares and to create and designate the Series F preferred stock. Our stockholders approved the private placement and the related amendments to our certificate of incorporation at our 2001 Annual Meeting of Stockholders held on June 7, 2001.

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

    Each share of Series F preferred stock is convertible at any time at the option of the holder into shares of our common stock. The number of shares of common stock issuable upon conversion of a single share of Series F preferred stock is determined by dividing the original price per share of the Series F preferred stock, or $110.94, by the conversion price in effect on the date of conversion. The initial conversion price was $1.1094. The conversion price was subject to a limited one-time adjustment (the "reset") as follows:

        In the event the average market price (based on the closing price per share reported by The Nasdaq Stock Market) per share of our common stock for the ten consecutive trading days beginning with the next trading day immediately following the date on which we issue an Earnings Release (as defined below) for the quarter ended June 30, 2001 (the "Reset Average Market Price") was less than the conversion price, the conversion price was adjusted automatically to the higher of (A) the Reset Average Market Price or (B) 75% of the initial conversion price. If we issued more than one Earnings Release with respect to the quarter ended June 30, 2001, a Reset Average Market Price was calculated for the ten trading days following each Earnings Release, and the lower Reset Average Market Price was used for the purpose of determining the adjusted conversion price. The effective date for the reset followed our final Earnings Release. "Earnings Release" means (y) a press release issued by us after March 30, 2001, providing any material financial metrics regarding revenue or estimated revenue or earnings or estimated earnings for the quarter ended June 30, 2001, or (z) a press release issued by us announcing our actual total revenue for the quarter ended June 30, 2001.

    On April 10, 2001, we issued an Earnings Release. The Reset Average Market Price following this Earnings Release was $0.923. On July 26, 2001, we issued our final Earnings Release. The Reset Average Market Price following the final Earnings Release was $0.906, which was the lowest Reset Average Market Price following our Earnings Releases. As a result, effective August 9, 2001, the conversion price of the Series F preferred stock was reset to $0.906. Based on the reset conversion price established by the July 26, 2001 final Earnings Release and pursuant to the terms of the Purchase Agreements, each share of Series F preferred stock is convertible into 122.4503 shares of common stock, or an aggregate of approximately 43,708,634 shares of common stock.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

    TOTAL REVENUE. Total revenue, which includes license revenue and professional services and other revenue, decreased $11.8 million, or 84.3%, to $2.2 million in the three months ended September 30, 2001 from $14.0 million for the same period in 2000. The primary reason for lower revenue during the recent quarter related to a decrease in license revenue due to fewer license contracts being signed in the third quarter 2001 than in the third quarter 2000. In addition, the number of contracts being signed in recent quarters has decreased our services revenue due to less ongoing product implementations related to licensing our software products and the need for third-party software fulfillment.

    LICENSE FEES. Our license fees are derived from licensing our software products. License fees decreased $9.0 million, or 95.6%, in the three months ended September 30, 2001 to $418,300 compared to $9.5 million for the same period in 2000. This decrease was due to fewer license contracts being signed in the third quarter 2001 compared to the same period in 2000. The primary reasons for this reduction include an overall reduction in technology spending, market conditions in our industry, the impact of recent global events, competition, lengthening of the sales cycle and postponement of customer licensing decisions. License fees constituted 19.0% of total revenue in the three months ended September 30, 2001, compared to 67.4% in the same period in 2000.

    PROFESSIONAL SERVICES AND OTHER. Our professional services and other revenue consists of revenue from professional consulting services, training, maintenance and support, and third party software fulfillment, all related to the software products we develop and license. We offer consulting services both on a fixed fee basis and on a time and materials basis. We also offer third party software fulfillment based on our acquisition cost plus a reasonable margin. Professional services and other revenue decreased $2.8 million, or 60.9%, in the three months ended September 30, 2001 to $1.8 million, compared to $4.6 million in the same period in 2000. The decrease was due to less ongoing product implementations, fewer maintenance contracts due to customer insolvency, and less revenue associated with third-party software fulfillment. Professional services and other revenue constituted 81.0% of total revenue in the three months ended September 30, 2001, compared to 32.6% for the same period in 2000. The increase as a percentage of total revenue is due to a reduction in license revenue in the quarter.

    TOTAL COST OF REVENUE. Total cost of revenue decreased $1.6 million, or 38.6%, to $2.5 million in the three months ended September 30, 2001 from $4.1 million in the same period in 2000. Total cost of revenue includes both cost of license fees and cost of professional services and other. These components include the cost of direct labor, benefits, overhead and materials associated with the fulfillment and delivery of licensed products, amortization expense related to prepaid third-party licenses, and related corporate overhead costs to provide professional services to our customers. These costs decreased due to the decrease in total revenue as well as the result of our cost reduction measures taken in the January Restructuring and April Restructuring. The cost reductions included a decrease in professional services personnel and other overhead costs which were reduced when we closed the Atlanta, Georgia office in connection with the April Restructuring. The Atlanta office primarily operated as a professional services facility. Overall, total cost of revenue as a percentage of total revenue increased to 114.5% in the three months ended September 30, 2001, compared to 29.3% in the same period in 2000. This increase resulted from the decrease in total revenue and a $1.2 million write-off of prepaid third-party software license costs since certain third-party products are no longer integrated with our product.

    COST OF LICENSE FEES. Cost of license fees includes direct cost of labor, benefits and packaging material for fulfillment and shipment of our software products and amortization expense related to prepaid third-party software licenses. Cost of license fees increased to $1.2 million, or 514.7%, in the three months ended September 30, 2001, from $201,133 in the same period in 2000 due to the amortization expense related to prepaid third-party software licenses which are being amortized over the term of their respective agreements. In the three months ended September 30, 2001, we wrote down $1.2 million of certain of these prepaid third-party software licenses since they are no longer integrated with our product. These prepaid third-party license agreements did not exist in the same period in 2000. Cost of license fees increased to 295.6% of license revenue in the three months ended September 30, 2001, compared to 2.1% for the same period in 2000 primarily due to the decrease in license revenue and writedown of prepaid third-party software licenses.

    COST OF PROFESSIONAL SERVICES AND OTHER. Cost of professional services and other includes direct cost of labor, benefits, third party software and related corporate overhead costs to provide professional services and training to our customers. Cost of professional services and other decreased $2.6 million, or 67.1%, to $1.3 million in the three months ended September 30, 2001, from $3.9 million in the same period in 2000. These costs decreased as a result of our cost reduction measures taken in the January Restructuring and the April Restructuring. In addition, the revenue related to professional services and other has decreased. Cost of professional services and other decreased to 72.0% of professional services and other revenue in the three months ended September 30, 2001, compared to 85.6% for the same period in 2000 due to the cost reduction measures related to the January Restructuring and the April Restructuring.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales, marketing and partner management personnel, travel and entertainment, trade show and marketing program costs, promotional costs and related corporate overhead costs. These expenses decreased $2.2 million, or 55%, to $1.8 million in the three months ended September 30, 2001, from $4.1 million for the same period in 2000. These costs decreased as a result of a decrease in our trade show presence, decrease in sales commissions as well as the cost reduction measures taken with the January Restructuring and the April Restructuring. As a percentage of revenue, these expenses increased from 29.0% in the three months ended September 30, 2000 to 82.8% for the same period in 2001 mainly due to the decrease in total revenue in the three months ended September 30, 2001 compared to the same period in 2000.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for software developers, product testing and benchmarking, management and quality assurance personnel, subcontractor costs and related corporate overhead costs. Our research and development expenses decreased $5.1 million, or 67.9%, to $2.4 million in the three months ended September 30, 2001, from $7.6 million for the same period in 2000. The overall decrease was primarily due to the cost reduction measures associated with the January Restructuring and the April Restructuring. The cost reductions included a decrease in research and development personnel and other costs, which were reduced when we closed the Toronto, Ontario, Canada facility in connection with the April Restructuring. The Toronto facility primarily operated as a research and development facility. As a percentage of revenue, these expenses increased from 53.9% in 2000 to 110.2% in 2001. This was a direct result of the lower revenue recognized in the three months ended September 30, 2001 compared to the same period in 2000.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance and accounting, facilities, human resources and information systems personnel, and related corporate overhead costs. It also consists of non-cash stock compensation expense and provision for bad debt. Our general and administrative expenses decreased $551,700, or 14.9%, to $3.1 million in the three months ended September 30, 2001, from $3.7 million in the same period in 2000. This overall decrease was attributed to the decrease in administrative personnel and administrative charges associated with the January Restructuring and April Restructuring and a decrease in stock compensation expense. These decreases were offset by an increase in the allowance for a non-recourse loan to an executive officer of the Company in the amount of approximately $390,000 due to the decline in our stock price at September 30, 2001 and an $800,000 charge to our provision for bad debt for the three months ended

September 30, 2001. We increased the allowance for doubtful accounts due to market conditions in the telecommunication industry and certain customers significantly reducing or liquidating their operations. As a percentage of revenue, general and administrative expenses increased to 142.8% in the three months ended September 30, 2001 from 26.4% in the same period in 2000. This was a direct result of the lower revenue recognized in the three months ended September 30, 2001 compared to the same period in 2000.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill, which relates to our acquisition of Inlogic Software Inc. ("Inlogic"), is being amortized over a four-year period. Amortization expense decreased $469,523, or 11.4%, to $3.7 million in the three months ended September 30, 2001 from $4.1 million for the same period in 2000. This was primarily due to the amortization expense recorded in the prior period related to the employee workforce which was considered impaired and written off at March 31, 2001 due to the April Restructuring. Therefore, no amortization of the employee workforce was recorded in the three months ended September 30, 2001.

     IMPAIRMENT OF LONG-LIVED ASSETS. Impairment charges in the three months ended September 30, 2001 consisted of an impairment charge related to goodwill. Due to economic conditions and the Company's past revenue performance, we performed an evaluation of the recoverability of the goodwill under Statement of Financial Accounting Standards (SFAS) No. 121 over the remaining useful life and determined that the undiscounted future operating cash flows projected was less than the goodwill balance at September 30, 2001. This resulted in a writedown of goodwill in the amount of approximately $23.4 million in the three months ended September 30, 2001.

    NONOPERATING INCOME. Nonoperating income is comprised primarily of interest income, net of interest expense. Nonoperating income decreased $41,000, or 8.3%, to $447,000 in the three months ended September 30, 2001 from $488,000 for the same period in 2000. This was primarily attributable to the decrease in investment earnings due to the decrease in our cash balance during 2001 compared to 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

    TOTAL REVENUE. Total revenue, which includes license revenue and professional services and other revenue, decreased $23.7 million, or 68.7%, to $10.8 million in the nine months ended September 30, 2001 from $34.5 million for the same period in 2000. The primary reason for lower revenue is related to fewer license contracts being signed in the nine months ended September 30, 2001 than in the same period in 2000. In addition, the number of contracts being signed in recent quarters has decreased our services revenue due to less ongoing product implementations related to licensing our software products and the need for third-party software fulfillment.

    LICENSE FEES. Our license fees are derived from licensing our software products. License fees decreased $19.1 million, or 85.6%, in the nine months ended September 30, 2001 to $3.2 million, compared to $22.2 million for the same period in 2000. This decrease was due to fewer license contracts being signed in the nine months ended September 30, 2001 compared to the same period in 2000. The primary reasons for this reduction include an overall reduction in technology spending, market conditions in our industry, the impact of recent global events, competition, lengthening of the sales cycle and postponement of customer licensing decisions. License fees constituted 29.6% of total revenue in the nine months ended September 30, 2001, compared to 64.5% in the same period in 2000.

    PROFESSIONAL SERVICES AND OTHER. Our professional services and other consists of revenue from professional consulting services, training, maintenance and support, and third party software fulfillment, all related to the software products we develop and license. We offer consulting services on a fixed fee basis and on a time and materials basis. We offer third party software fulfillment based on our acquisition cost plus a reasonable margin. Professional services and other revenue decreased $4.6 million, or 37.8%, in the nine months ended September 30, 2001 to $7.6 million, compared to $12.2 million in the same period in 2000. The decrease was due to less ongoing product implementations, fewer maintenance contracts due to customer insolvency, and less revenue associated with third-party software fulfillment. Professional services and other revenue constituted 70.4% of total revenue in the nine months ended September 30, 2001, compared to

35.5% for the same period in 2000. The increase as a percentage of total revenue is due to a reduction in license revenue in the nine months ended September 30, 2001.

    TOTAL COST OF REVENUE. Total cost of revenue decreased $2.9 million, or 26.5%, to $7.9 million in the nine months ended September 30, 2001 from $10.8 million in the same period in 2000. Total cost of revenue includes both cost of license fees and cost of professional services and other. These components include the cost of direct labor, benefits, overhead and materials associated with the fulfillment and delivery of licensed products, and related corporate overhead costs to provide professional services to our customers. These costs decreased due to the decrease in total revenue as well as the result of our cost reduction measures taken in the January Restructuring and April Restructuring. The cost reductions included a decrease in professional services personnel and other overhead costs which were reduced when we closed the Atlanta, Georgia office in connection with the April Restructuring. The Atlanta office primarily operated as a professional services facility. Overall, total cost of revenue as a percentage of total revenue increased to 73.5% in the nine months ended September 30, 2001, compared to 31.3% in the same period in 2000. This increase resulted from the decrease in total revenue and a $1.2 million write-off of prepaid third-party software license costs because certain third-party products are no longer integrated with our product.

    COST OF LICENSE FEES. Cost of license fees includes direct cost of labor, benefits and packaging material for fulfillment and shipment of our software products and amortization expense related to prepaid third-party software licenses. Cost of license fees increased to $1.6 million, or 173.5%, in the nine months ended September 30, 2001, from $587,000 in the same period in 2000 due to the amortization expense related to prepaid third-party licenses, which are being amortized over the term of their respective agreements. In the nine months ended September 30, 2001, we wrote down $1.2 million of certain prepaid third-party software licenses because they are no longer integrated with our product. These prepaid third-party license agreements did not exist in the same period in 2000. Cost of license fees increased to 50.2% of license revenue in the nine months ended September 30, 2001, compared to 2.6% for the same period in 2000 due to the decrease in license revenue and writedown of prepaid third-party software licenses.

    COST OF PROFESSIONAL SERVICES AND OTHER. Cost of professional services and other includes direct cost of labor, benefits, third party software and related corporate overhead costs to provide professional services and training to our customers. Cost of professional services and other decreased $3.9 million, or 38.0%, to $6.3 million in the nine months ended September 30, 2001, from $10.2 million in the same period in 2000. These costs decreased as a result of our cost reduction measures taken with the January Restructuring and the April Restructuring. In addition, the revenue related to professional services and other has decreased. Cost of professional services and other remained consistent at 83.3% of professional services and other revenue in the nine months ended September 30, 2001, compared to 83.5% for the same period in 2000.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales, marketing and partner management personnel, travel and entertainment, trade show and marketing program costs, promotional and related corporate overhead costs. These expenses decreased $1.1 million, or 11.3%, to $8.8 million in the nine months ended September 30, 2001, from $9.9 million for the same period in 2000. The decrease was due to a decrease in sales commissions and the cost reduction measures associated with the January Restructuring and the April Restructuring slightly offset by an increased sales presence in the Netherlands. As a percentage of revenue, these expenses increased from 28.7% in the nine months ended September 30, 2000 to 81.4% for the same period in 2001 mainly due to the decrease in total revenue in the nine months ended September 30, 2001 compared to the same period in 2000.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for software developers, product testing and benchmarking, management and quality assurance personnel, subcontractor costs and related corporate overhead costs. Our research and development expenses decreased $8.4 million, or 43.4%, to $10.9 million in the nine months ended September 30, 2001, from $19.3 million for the same period in 2000. The overall decrease was primarily due to the cost reduction measures associated with the January Restructuring and the April Restructuring. The cost reductions included a decrease in research and development personnel and other costs which were reduced when we closed the Toronto, Ontario, Canada facility in connection with the April Restructuring. The Toronto facility primarily operated as a research and development facility. As a percentage of revenue, these expenses increased from 56.0% in 2000 to 101.3% in 2001. This was a result of the lower revenue recognized in the nine months ended September 30, 2001 compared to the same period in 2000.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance and accounting, facilities, human resources and information systems personnel, facility personnel and related corporate overhead costs. It also consists of non-cash stock compensation expense and provision for bad debt. Our general and administrative expenses increased $903,000, or 8.2%, to $12.0 million in the nine months ended September 30, 2001, from $11.1 million in the same period in 2000. The increase was due to approximately $5.6 million of non-cash charges recorded in the nine months ended September 30, 2001 encompassing: (i) an asset write-down of $1.0 million related to an investment; (ii) the issuance of warrants in connection with a legal settlement resulting in a charge of approximately $495,000; (iii) an increase in the allowance for a non-recourse loan to an executive officer in the amount of approximately $939,000 due to the decline in our stock price at September 30, 2001; and (iv) a $1.6 million charge to our provision for bad debt due to market conditions in the telecommunications industry and certain customers significantly reducing or liquidating their operations. The increases were offset by the decrease in administrative personnel and administrative charges associated with the January Restructuring and April Restructuring. As a percentage of revenue, general and administrative expenses increased to 111.0% in the nine months ended September 30, 2001 from 32.1% in the same period in 2000. This was a result of the lower revenue recognized in 2001 and the non-cash charges incurred in the nine months ended September 30, 2001 compared to the same period in 2000.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill, which relates to our acquisition of Inlogic, is being amortized over a four-year period. Amortization expense decreased $711,000, or 5.9%, to $11.2 million in the nine months ended September 30, 2001 from $11.9 million for the same period in 2000. This was primarily due to the amortization expense recorded in the prior period related to the employee workforce, which was considered impaired and written off at March 31, 2001 due to the April Restructuring. Therefore, only three months of amortization of the employee workforce was recorded in the nine months ended September 30, 2001.

    IMPAIRMENT OF LONG-LIVED ASSETS. Impairment charges in the nine months ended September 30, 2001 consisted of (i) write-off of employee workforce of $1.5 million; (ii) impairment of property and equipment associated with the January Restructuring and April Restructuring in the amount of $1.9 million; and (iii) an impairment of goodwill in the amount of $24.5 million. Due to various restructuring activities initiated by the Company, we performed an evaluation of the recoverability of the employee workforce acquired in the Inlogic acquisition under SFAS No. 121. We determined that this asset was impaired and in connection with this determination, we recorded an impairment charge in the nine months ended September 30, 2001 in the amount of approximately $1.5 million. In addition, we determined that certain property, leasehold improvements and equipment, which mainly represented computer equipment and furniture from the Toronto and Atlanta facilities, was impaired. We recorded an impairment charge of approximately $1.9 million during the nine months ended September 30, 2001 representing the difference between the fair value and the carrying value of the assets. We recorded an impairment charge of goodwill in the amount of approximately $1.1 million in March, 2001 related to certain gateway products acquired from Inlogic on December 16, 1999 which we do not plan to promote and license in the future. In addition, due to economic conditions and the Company's past revenue performance, we performed an evaluation of the recoverability of the goodwill under SFAS No. 121 over the remaining useful life and determined that the undiscounted future operating cash flows projected was less than the goodwill balance at September 30, 2001. This resulted in a writedown of goodwill in the amount of approximately $23.4 million in the nine months ended September 30, 2001.

    RESTRUCTURING CHARGES. Restructuring charges incurred by us in the nine months ended September 30, 2001, related to the January Restructuring and April Restructuring, totaled $7.7 million. These charges included $4.7 million of employee termination benefits, $2.0 million of facility costs, $860,000 of asset writedowns, and $188,000 of other restructuring costs such as penalties incurred for cancellations of trade shows and marketing programs, recruiting fees and relocation costs related to employment offers that were rescinded, penalties incurred for cancellation of software maintenance contracts, legal fees and other costs. The costs were from the following financial statement captions:

                                                  January              April
                                              --------------      ------------

Cost of sales - professional services         $387,000            $1.2 million
Research and development                      $522,000            $1.4 million
Sales and marketing                           $278,000            $725,000
General and administrative                    $1.8 million        $1.5 million

    Total restructuring charges for the nine months ended September 30, 2001 was $7.8 million compared to $0 in the nine months ended September 30, 2000. There were no restructuring actions taken in 2000.

    NONOPERATING INCOME. Nonoperating income is comprised primarily of interest income, net of interest expense. Nonoperating income decreased $924,000, or 48.3%, to $989,000 in the nine months ended September 30, 2001 from $1.9 million for the same period in 2000. This was primarily attributable to the decrease in investment earnings due to the decrease in our cash balance during 2001 compared to 2000.

LIQUIDITY AND CAPITAL RESOURCES

    On March 30, 2001, we entered into Purchase Agreements in a private placement of $27.5 million of Series F preferred stock and Warrants. Pursuant to the terms of the Purchase Agreements, we consummated the private placement on June 7, 2001. We received net proceeds on June 7, 2001 of approximately $25.7 million from the private placement. At September 30, 2001, our total cash and cash equivalents totaled $21.0 million.

    Net cash used in operating activities was $24.0 million for the nine months ended September 30, 2001, compared to $23.3 million for the nine months ended September 30, 2000. The principal use of cash for both periods was to fund our losses from operations.

    Net cash provided by financing activities was $25.1 million for the nine months ended September 30, 2001, compared to $1.1 million for the nine months ended September 30, 2000. In 2001, the cash provided was primarily related to the net proceeds received from the private placement. In 2000, cash was provided by proceeds from the exercise of stock options and bridge warrants.

    Net cash used in investing activities was $1.9 million for the nine months ended September 30, 2001 compared to net cash provided by investing activities of $1.2 million for the nine months ended September 30, 2000. The cash used in 2001 was primarily related to a non-recourse note receivable issued to our chairman and chief executive officer for approximately $1.2 million and capital expenditures of approximately $768,000. The cash provided in the nine months ended September 30, 2000 was primarily related to the sales of securities available for sale offset by approximately $6.3 million of capital expenditures.

    We continued to experience significant operating losses during the nine months ended September 30, 2001. The business environment in which we are operating is changing rapidly and there is continued weakness in the market conditions. The January Restructuring and April Restructuring actions resulted in a reduction in operating expense levels and, based on expected revenue and cash collections as well as the October Restructuring, it is reasonably possible that there will be reduction in cash requirements on a quarterly basis going forward.

    Although we intend to carefully manage the use of cash and we believe the cash and cash equivalents at September 30, 2001, together with the reduction in costs due to the January Restructuring, April Restructuring and October Restructuring, will enable the Company to fund its operations through 2002, we may need to further reduce our operations and seek additional financing. We may seek to raise additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all, or that, if available, the financing will be obtainable on terms favorable to us or that any additional financing would not be dilutive. Failure to obtain additional financing may have a material adverse effect on our ability to operate as a going concern. Our condensed unaudited consolidated financial statements included elsewhere in this Form 10-Q have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty.

NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the FASB issued Statement No. 141, "BUSINESS COMBINATIONS" ("SFAS No. 141"), and Statement No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination that must be met to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF".

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

    As of the date of adoption, we expect to have unamortized goodwill in the amount of approximately $6.7 million, which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Amortization expense and impairment charges related to goodwill was approximately $14.4 million and $26.7 million for the year ended December 31, 2000 and nine months ended September 30, 2001, respectively.

    Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practical to reasonably estimate the impact of adopting SFAS No. 141 and SFAS No. 142 on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

    In July 2001, FASB issued Statement No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" ("SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accredited to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. We believe the adoption of SFAS No. 143 will not have a significant impact on our financial position or operating results.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" ("SFAS No. 144"). This statement is effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS No. 121, while retaining many of the requirements of such statement. Under SFAS No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from our ongoing operations and will not have any significant continuing involvement in our operations. We are currently evaluating the impact SFAS No. 144 will have on our consolidated financial position or results of operations.

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

OUR INDEPENDENT PUBLIC ACCOUNTANTS HAVE EXPRESSED DOUBTS OVER OUR ABILITY TO CONTINUE AS A GOING CONCERN.

    We incurred net losses of approximately $74.7 million for the nine months ended September 30, 2001 and net losses of $43.8 million for the year ended December 31, 2000. Our cash and cash equivalents at September 30, 2001 was $21.0 million. Cash used in operations for the nine months ended September 30, 2001 was $24.0 million. As of September 30, 2001, we had an accumulated deficit of approximately $184.9 million. As a result of our financial condition the independent auditors' report covering our December 31, 2000 consolidated financial statements and financial statement schedule contains an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raised substantial doubt about our ability to continue as a going concern. We initiated cost reduction measures in the January Restructuring, April Restructuring and October Restructuring in order to reduce our operating expenses, including workforce reductions, reduction of office space, asset writedowns and consolidation of our North American research and development and professional services resources.

    In order to address our liquidity issue and to strengthen our balance sheet, we sold the Series F preferred stock in the private placement, which resulted in net proceeds on June 7, 2001 of $25.7 million. We believe that our current cash and cash equivalents, including the net proceeds received from the private placement, together with the January Restructuring, April Restructuring and October Restructuring, will be sufficient to fund our operations through 2002. However, there is no assurance that we will be able to continue as a going concern beyond such time. Further, such belief is based on a number of assumptions, some of which are beyond our control. Although we intend to carefully manage our use of cash and improve profitability, we may be required to further reduce our operations and seek additional financing. We may seek to raise additional funds through public or private equity financing or from other sources. We have not yet identified the source of any additional financing, nor can we predict whether additional financing can be obtained, or if obtained, the terms of such financing.

WE HAVE NOT ACHIEVED PROFITABILITY AND MAY CONTINUE TO INCUR NET LOSSES FOR AT LEAST THE NEXT SEVERAL QUARTERS.

    We incurred net losses of approximately $74.7 million for the nine months ended September 30, 2001, and net losses of approximately $43.8 million for the year ended December 31, 2000. As of September 30, 2001, we had an accumulated deficit of approximately $184.9 million. We have not realized any profit to date and do not expect to achieve profitability until 2002, which may not occur. To achieve this objective, we need to generate significant additional revenue from licensing of our products and related services and support revenues. We have reduced our fixed operating expenses through the cost reduction measures implemented in the January Restructuring and April Restructuring and expect to further reduce our expenses through the cost reduction measures implemented in the October Restructuring, which included workforce reductions, reduction of office space, asset writedowns, and other miscellaneous cost reductions. We consolidated our North American workforce into our Boca Raton, Florida facility and we closed our Toronto, Ontario, Canada and Atlanta, Georgia offices. We also consolidated our North American research and development and professional services resources.

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

    Our common stock is currently quoted on The Nasdaq National Market. We must satisfy Nasdaq's minimum listing maintenance requirements to maintain our listing on The Nasdaq National Market. Nasdaq's listing maintenance requirements set forth in its Marketplace Rules include a series of financial tests relating to net tangible assets, public float, number of market makers and shareholders, market capitalization, and maintaining a minimum closing bid price of $1.00 per share for shares of our common stock. If the minimum closing bid price of our common stock were to be below $1.00 for 30 consecutive trading days, or if we are unable to meet Nasdaq's standards for any other reason, our common stock could be delisted from The Nasdaq National Market. As of August 23, 2001, our common stock had a closing bid price of less than $1.00 for more than 30 consecutive trading days. On August 30, 2001, we received a letter from Nasdaq notifying us that our common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required by the applicable Nasdaq Marketplace Rule.

    Ordinarily, Nasdaq would provide us 90 calendar days to regain compliance with the Marketplace Rules. During such time, if the bid price of our common stock were to be at least $1.00 per share for a minimum of 10 consecutive trading days, Nasdaq would make a determination of whether we were in compliance with the Marketplace Rules. Under certain circumstances, Nasdaq may have required that we maintain a closing bid price at or above $1.00 per share for more than 10 consecutive trading days. If we were not able to demonstrate compliance with the Marketplace Rules on or before the end of the 90-day period, Nasdaq would have provided us with written notification that our common stock would be delisted from The Nasdaq National Market. At that time, we would have had the opportunity to appeal the decision to delist to a Nasdaq Listing Qualifications Panel.

    Subsequent to the tragic terrorist attacks of September 11, 2001, Nasdaq placed a moratorium on the minimum bid price requirement, as well as the public float requirement. As a result of this moratorium, these two requirements have been suspended until January 1, 2002, at which time the counting of the 30-day period will start over at zero with the respect to any deficiencies existing on or before such date.

    Since August 23, 2001, our common stock has continuously had a closing bid price of less than $1.00. If the minimum closing bid price of our common stock were to be below $1.00 for 30 consecutive trading days beginning January 1, 2002, or if we are unable to meet Nasdaq's standards for any other reason, our common stock could be delisted from The Nasdaq National Market. If our common stock is delisted from The Nasdaq National Market, the common stock would trade on either The Nasdaq SmallCap Market or on the OTC Bulletin Board, both of which are viewed by most investors as less desirable and less liquid marketplaces. Thus, delisting from The Nasdaq National Market could make trading our shares more difficult for investors, leading to further declines in share price. It would also make it more difficult for us to raise additional capital. In addition, we would incur additional costs under state blue sky laws to sell equity if our common stock is delisted from The Nasdaq National Market.

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

THE VOLATILITY OF OUR STOCK PRICE MAY LEAD TO LEGAL PROCEEDING BEING BROUGHT AGAINST THE COMPANY

    In the past, securities class actions litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. While we are not aware of any complaints being filed against Daleen, and we do not know of any facts and circumstances that could give rise to a valid cause of action, any securities litigation may result in substantial costs and divert management's attention and resources, which may seriously harm our business. Further, we will vigorously defend Daleen against any such litigation.

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

THE HOLDERS OF OUR SERIES F PREFERRED STOCK HAVE RIGHTS THAT ARE SENIOR TO THOSE OF THE HOLDERS OF OUR COMMON STOCK.

    The holders of the Series F preferred stock will have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding up. The aggregate amount of that senior claim will be at least $27.5 million. The holders of the Series F preferred stock also have voting rights entitling them to vote together with the holders of our common stock as a single class and on the basis of 100 votes per share of Series F preferred stock, subject to adjustment for any stock split, stock dividend, reverse stock split, reclassification or consolidation of or on our common stock. As of November 1, 2001, the voting rights of the holders of Series F preferred stock, excluding shares of common stock currently owned by the holders of the Series F preferred stock, would constitute a majority of the entire voting class of common stock, or more than 60%, if the Warrant holders exercise the Warrants. On November 1, we had 21,874,528 shares of common stock issued and outstanding and 247,882 shares of Series F preferred stock issued and outstanding. Additionally, we had outstanding Warrants for the purchase of an aggregate of 109,068 shares of Series F preferred stock.

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

    Due to the reset provisions of the Series F preferred stock, the conversion price is $0.9060. Assuming that the holders of the Series F preferred stock and Warrants exercise the Warrants in full and convert all of their shares of Series F preferred stock into shares of common stock, we would issue an aggregate of approximately 43,708,634 shares of common stock. Based on the number of shares of our common stock outstanding on November 1, 2001, this would represent 66.65% of our outstanding common stock.

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

    Following is information on HarbourVest Partners VI-Direct Fund L.P., one of the purchasers in the private placement:

    o HarbourVest Partners VI-Direct Fund L.P. is managed by HarbourVest Partners, LLC, which also manages HarbourVest Partners V-Direct Fund L.P.

    o HarbourVest Partners, LLC, through funds it manages, beneficially owns approximately 35.4% of our common stock, based on a Series F preferred stock conversion price of $0.9060 and assuming conversion of all of the outstanding shares of Series F preferred stock and exercise of all of the HarbourVest funds' Warrants and outstanding warrants to purchase our common stock.

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

    Following is information on SAIC Venture Capital Corporation, one of the purchasers in the private placement, as of August 6, 2001:

    o SAIC Venture Capital Corporation beneficially owns approximately 24.9% of our outstanding common stock, based on a Series F preferred stock conversion price of $0.9060 and assuming conversion of all of the outstanding shares of Series F preferred stock and exercise of SAIC Venture Capital Corporation's Warrants.

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

    Pursuant to the terms of the Purchase Agreements, the Company has filed with the Securities and Exchange Commission a Registration Statement on Form S-3 for the purpose of registering the shares of common stock issuable upon conversion of the Series F preferred stock. The Securities and Exchange Commission declared the Registration statement effective on September 25, 2001. Pursuant to other agreements with third parties, the Company has included in the Registration Statement shares of common stock held or that may be acquired by certain other stockholders of the Company. As a result, the Registration Statement covers an aggregate of 56,192,841 shares of common stock. The holders of the shares of common stock included in the Registration Statement are not obligated to sell any or all of the shares to be registered. However, it permits the holders the registered shares, including the shares of common stock issuable upon conversion of the Series F preferred stock, to sell their shares of our common stock in the public market or in private transactions from time to time until all of the shares are sold or the shares otherwise may be transferred without restriction under the securities laws.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On May 11, 2001, we commenced a lawsuit against Mohammad Aamir, 1303949 Ontario Inc. and The Vengrowth Investment Fund Inc. (collectively, the "Defendants"). The case was filed in the Ontario Superior Court of Justice (Court File No. 01-CV-210809) and was styled DALEEN TECHNOLOGIES, INC. AND DALEEN CANADA CORPORATION V. MOHAMMAD AAMIR, 1303949 ONTARIO INC., AND THE VENGROWTH INVESTMENT FUND INC. All Defendants were former stockholders of Inlogic Software Inc. ("Inlogic"). Mr. Aamir was the president and chief executive officer of Inlogic.

    On June 6, 2001, we settled this lawsuit against the Defendants. In connection with the settlement, on June 8, 2001, we granted to the Defendants warrants to purchase an aggregate of 750,000 shares of our common stock with an exercise price of $1.134 per share. The warrants are immediately exercisable for a period of two years. The Company also agreed to negotiate in good faith to license to an affiliate of certain of the Defendants its ecare product as part of the settlement. The terms of the license are not yet finalized. The Defendants also agreed to release us from any claims they may have had against us.

    We are the defendant in a number of other lawsuits and claims incidental in our ordinary course of business. We do not believe the outcome of any of this litigation would have a material adverse impact on our financial position or our results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibit List

     Exhibit
     Number                                Description
     -------                               -----------

      10.1 Amendment, dated September 10, 2001, to Exhibit B of Employment Agreement dated January 31, 1998 by and between Daleen Technologies, Inc. and David B. Corey.

      10.2 Agreement of Interpretation, dated October 23, 2001, regarding Employment Agreement dated January 31, 1998, as amended, by and between Daleen Technologies, Inc. and David B. Corey.

      10.3 Relocation Agreement, dated July 11, 2001, by and between Daleen Technologies, Inc. and David B. Corey.

      10.4 Employment Agreement, dated May 31, 2000, by and between Daleen Technologies, Inc. and Jeanne T. Prayther.

      10.5 Amendment, dated August 22, 2001, to Employment Agreement dated May 31, 2000 by and between Daleen Technologies, Inc. and Jeanne T. Prayther.

      10.6 Retention Bonus Agreement, dated August 22, 2001, by and between Daleen Technologies, Inc. and Jeanne T. Prayther.

      10.7 Amendment, dated September 20, 2001, to Employment Agreement dated April 21, 2000 by and between Daleen Technologies, Inc. and Steven R. Kim.

      10.8 Amendment, dated July 18, 2001, to the Daleen Technologies, Inc. Amended and Restated 1999 Stock Incentive Plan.

      10.9       Daleen Technologies, Inc. 2001 Broad-Based Stock Incentive
                 Plan.

-------------------
+ Previously filed.

    (b) Reports on Form 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DALEEN TECHNOLOGIES, INC.




Date: November 14, 2001                /s/ JAMES DALEEN
                                       -----------------------------------------
                                       James Daleen
                                       Chairman of the Board of Directors
                                       and Chief Executive Officer
                                       (Principal Executive Officer)




Date: November 14, 2001                /s/ JEANNE PRAYTHER
                                       -----------------------------------------
                                       Jeanne Prayther
                                       Acting Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)