Form 10-K
period 2001-12-31
DALEEN TECHNOLOGIES INC
filed 2002-04-01
CIK 1002658

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________  TO ___________

                        COMMISSION FILE NUMBER: 0-26481

                           DALEEN TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                                 65-0944514
       (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

       902 CLINT MOORE ROAD, SUITE 230                        33487
             BOCA RATON, FLORIDA                           (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (561) 999-8000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask quotations for the common stock on March 18, 2002 as reported by The Nasdaq National Stock Market, was approximately $2,785,165. The shares of common stock held by each officer and director and by each person known to the Registrant who owns 5% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 18, 2002, the Registrant had outstanding 22,611,255 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K to the extent stated herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief or current expectations, of our business and industry, and the assumptions upon which these statements are based. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risks Associated with Daleen's Business and Future Operating Results", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

     You should be aware that some of these statements are subject to known and unknown risks, uncertainties and other factors, including those discussed in the section of the Form 10-K entitled "Risks Associated with Daleen's Business and Future Operating Results" that could cause the actual results to differ materially from those suggested by the forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Daleen Technologies, Inc. is a global provider of billing and customer care software solutions that manage the revenue chain for traditional and next generation communication service providers, retailers and distributors of digital media, and technology solutions providers. Offering integration with leading customer relationship management (CRM) and other legacy enterprise systems, our RevChain(TM) software and Internet Integration Architecture (IIA(TM)) leverage the latest open Internet technologies to enable providers to achieve enhanced operational efficiency while driving revenue from their product and service offerings. RevChain applications deliver proven interoperability and scalability, making the software highly adaptable and ready for the future. As a result, service providers are able to accelerate their time-to-revenue, adapt to new technologies, and extend the value of their technology investment.

     Our RevChain product family is composed of individual applications that are built on our IIA, an Internet computing architecture. The RevChain product line includes the following:

     - RevChain Commerce - a convergent billing and customer care solution;

     - RevChain Interact - an Internet interface for customer service representatives;

     - RevChain Care - web-based customer account management and self-care with
       electronic bill                     presentment and payment (EBPP);

     - RevChain mCommerce - customer account management and billing on the mobile device;

     - RevChain Express - flat-rate billing and customer care; and

     - RevChain Select - original equipment manufacturer (OEM) versions of RevChain applications.

     We can configure our products to address service and feature requirements for specific industry segments. We offer these pre-configured applications as packaged industry suites.

     We also offer professional services, product support and customer training related to the RevChain product family and other products we previously licensed to customers.

     We originally were incorporate in Florida in 1989. In 1999, we changed our domicile and became incorporated in Delaware.

     In September 2000, we formed a wholly-owned subsidiary, Daleen Technologies Europe B.V., a corporation formed under the laws of The Netherlands. From this subsidiary, we run our operations in Europe, the Middle East and Africa.

     In January 2002, we formed a wholly-owned subsidiary, Daleen Australia Pty Limited, a corporation formed under the laws of Australia to carry out our Asia-Pacific operations.

     In July 2000, the Company formed a subsidiary, PartnerCommunity, Inc. ("PartnerCommunity"). PartnerCommunity provides partner management software products and services for providers of data content and communication services. PartnerCommunity's products enable these service providers to build their own private community to integrate business processes with their partners and business customers, and to offer partner management services. In February 2002 we executed a letter of intent to sell substantially all of our ownership interest in PartnerCommunity. The terms of the transaction are currently being negotiated in a definitive agreement and include a purchase price of $100,000 in cash and $200,000 in the form of a note receivable as well as 1,000,000 warrants with an exercise price of $0.10. Although no assurances can be given, we expect the transaction to close in early April 2002.

RECENT DEVELOPMENTS

  Private Placement of Convertible Preferred Stock

     On March 30, 2001, we entered into definitive agreements (collectively, the "Purchase Agreements") for the sale (the "Private Placement") of $27,500,000 of Series F convertible preferred stock (the "Series F preferred stock") and warrants to purchase Series F preferred stock (the "Warrants"). Pursuant to the terms of the Purchase Agreements, we consummated the Private Placement on June 7, 2001. We received net proceeds on June 7, 2001, of approximately $25.7 million from the Private Placement. The consummation of the Private Placement was subject to the receipt of approval from our stockholders, including approval of an amendment to our certificate of incorporation to increase the number of authorized shares of common stock to 200 million shares and to create and designate the Series F preferred stock. Our stockholders approved the Private Placement and the related amendments to the certificate of incorporation at the Company's annual meeting of stockholders on June 7, 2001.

     The offering and sale of the Series F preferred stock and Warrants was exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 506 of Regulation D promulgated thereunder.

     Pursuant to the Purchase Agreements, we issued and sold (i) an aggregate of 247,882 shares Series F preferred stock and (ii) Warrants to purchase an aggregate of 109,068 shares of Series F preferred stock, including Warrants that we issued to Robertson Stephens, Inc., our placement agent in the Private Placement. The purchase price per share of the Series F preferred stock (without giving effect to the allocation of any part of the purchase price to the Warrants) was $110.94 per share, which is equal to (A) $1.1094, the average closing price per share of our common stock during the ten trading days ending on March 30, 2001, the date of the Purchase Agreements, multiplied by (B) 100, the number of shares of common stock initially issuable upon conversion of a share of Series F preferred stock. Each share of Series F preferred stock, including the shares issuable upon exercise of the Warrants, currently are convertible into 122.4503 shares of common stock, or an aggregate of approximately 43,708,637 shares of common stock. As of March 18, 2002, 6,000 shares of Series F preferred stock have been converted to common stock resulting in the issuance of 734,700 shares of common stock. See "Item 5: Market for Registrant's Common Equity and Related Shareholder Matters -- Private Placement of Convertible Preferred Stock."

  Restructuring Activities

     On January 4, 2001, our Board of Directors approved, and on January 5, 2001, we announced a plan to implement specific cost reduction measures (the "January Restructuring") that included workforce reductions, downsizing of facilities and asset writedowns. We implemented the actions associated with the January Restructuring immediately following the January 5, 2001 announcement. The workforce reductions in the January Restructuring included the termination of approximately 140 employees throughout our Boca Raton, Florida, Atlanta, Georgia, and Toronto, Ontario, Canada facilities, and included employees from substantially all of our employee groups. The downsizing of facilities included the downsizing of the Atlanta, Georgia and Toronto, Ontario, Canada facilities to one floor per each location.

     In late March 2001, we initiated a second comprehensive business review to identify additional areas for cost reductions. As a result, our Board of Directors approved, and we announced, another restructuring on April 10, 2001 (the "April Restructuring"). The April Restructuring included the consolidation of our North American workforce into our Boca Raton, Florida corporate offices and the closure of our Atlanta, Georgia and Toronto, Canada facilities. The workforce reductions resulted in the termination of 193 employees from substantially all of our employee groups. In addition, we consolidated our North American research and development and professional services resources and further reduced our administrative support functions.

     On October 17, 2001, our Board of Directors approved and on October 19, 2001 we announced a plan to further reduce expenses (the "October
Restructuring"). The October Restructuring included workforce reductions of 75 employees, further downsizing of facilities and asset writedowns and other costs.

     For additional information on the January Restructuring, the April Restructuring and the October Restructuring see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations."

  Resignation of Key Executive Officer and Directors

     Effective March 31, 2002, William A. Roper, Jr. resigned as a director of the Company. Mr. Roper had served as a director since July 1999.

     Effective December 31, 2001, David B. Corey resigned as an employee and as a director of the Company. Mr. Corey served as our President and Chief Operating Officer as well as a member of our Board of Directors. James Daleen, our Chairman of the Board and Chief Executive Officer has assumed Mr. Corey's duties and responsibilities. Mr. Corey is entitled to severance benefits under his employment agreement.

  Relocation of Corporate Headquarters

     As part of our efforts to reduce expenses, in January 2002, we relocated our corporate headquarters to 902 Clint Moore Road, Suite 230, Boca Raton, Florida 33487. Our telephone number remains (561) 999-8000.

INDUSTRY BACKGROUND

     RevChain software suites may be configured to address a wide variety of industry segments, including integrated communications providers, mobile communications, broadband, digital content, digital markets and application service providers. These markets are briefly described below:

  Integrated Communications Providers (ICPs)

     Deregulation in the U.S. telecom market started in 1984 with the breakup of AT&T into the RBOCs or regional Bell operating companies; also known as ILECs or incumbent local exchange carriers. This was intensified by the Telecommunications Act of 1996, which further deregulated the market and resulted in the formation of competitive local exchange carriers, or CLECs. More recently, ICPs became the catchphrase for companies providing these types of services.

     The deregulation of communications in the U.S., along with similar deregulation and privatization trends in Canada, Latin America, Europe and Asia, have increased competition worldwide by allowing new entrants into the market. During this time, customers have begun to demand, and service providers are making available, an increasing variety of communications services, including local voice, long distance, mobile voice and data, and broadband. To diversify their revenue streams and remain competitive, service providers are finding that they must introduce new products and services while constantly improving customer loyalty and satisfaction. Driving the highest level of lifetime value from each customer has become an important focus. Service providers are differentiating themselves by expanding their product and service offerings, bundling together and cross-discounting various combinations of communications services and providing superior customer care.

     In today's climate of competition and shrinking margins, ICP's are required to take a more comprehensive approach to understanding and managing the revenue chain of the entire enterprise. Customer management and billing, partner management and service activation solutions are among the key components of a service provider's information systems, because they enable the provider to better manage its customers and revenues; dynamically change and grow service offerings; develop and market new programs and rate plans; and automate and streamline the processes, transactions and interactions between trading partners.

  Mobile Communications

     The past two decades have delivered significant growth in wireless communications and computer technology, with the last six years offering similar growth of the Internet. In the middle of this convergence, the wireless industry is reaping the benefits of Internet technologies with increased demand for many types of services including Internet service on wireless phones, and handheld devices that enable Web browsing, messaging between users, remote email, and receiving and storing various forms of mobile content such as music and images. At the same time, corporations are starting to depend more on wireless services to push data and content to employees as well as customers.

     The growth in wireless subscribers coupled with an increase in business deployment of wireless services has resulted in an increase in the number of wireless data operators, service providers, MVNOs (Mobile Virtual Network Operators), W-ASPs (Wireless Application Service Providers) and middleware vendors. Fueling further wireless growth is the scheduled deployment of third-generation networks that are capable of providing even higher bandwidth rates to support a new generation of emerging services. Additional opportunities are also presenting themselves in the form of location-based services where geographical information, such as the current location of a person or automobile, can be used to suggest nearby hotels, gas stations, restaurants and other amenities.

  Broadband

     Broadband is capable of supporting Internet connections at very high speeds using technologies such as digital subscriber lines (DSL), cable modems, or various traditional technologies such as frame relay and asynchronous transfer mode (ATM). Ultimately, we believe that a convergence of communication services will occur as voice, data and new forms of digital content such as music, video and gaming are provided over a single connection, from one provider. With convenient access to information delivered at high speeds, people will have a better ability to communicate in real-time and enjoy expanded sources of information, education, and entertainment.

     As demand rises and bandwidth costs continue to decrease, providers must offer value-added services in order to reach internal profitability goals and differentiate themselves in the market. To adapt for future growth and dynamic, value-based service offerings, we believe broadband providers may need to take a more comprehensive view of their revenue chain, and streamline processes across the entire enterprise. New offerings may also require partnerships to be formed between a customer's local broadband service provider and the companies providing the content for the offering. These partnerships may present additional billing and settlement challenges for providers and new opportunities in the market.

  Digital Content

     The number of content services is growing with providers offering new forms of media, videos, music, news/periodicals, reference/encyclopedias, traffic reports, education, gaming, and software delivery over the Internet. Internet content providers are focused on providing these services to consumers over broadband connections, wireless application protocol (WAP) enabled phones, and personal digital assistants (PDAs). Despite this growth, online and wireless content providers worldwide are experiencing challenges in translating customer demand into increased revenues. To differentiate themselves from competitors, digital content providers need to offer premium, value-based services, which require real-time customer care and usage/value-based pricing. In addition, they may find it necessary to establish partnerships with the creators of the content as well as broadband providers to achieve the most efficient delivery of service to the end customer. This complex network of collaboration may create the need for an automated solution to manage the billing and settlement challenges associated with the complete process of creating, selling, and delivering digital content.

  Digital Markets

     Over the last five years of growth, the Internet has been used for many purposes. One of the interesting models that is developing is the idea of an Internet-based market exchange or B2B (business to business) exchange. There are many public market exchanges today that specialize in the buying and selling of various goods and services between businesses. These exchanges are typically focused in a particular industry segment such as rubber, steel, or agricultural products and allow buyers and sellers to bid on products in an online auction or other buying format. Our RevChain product is licensed under an OEM agreement by i2 Technologies, Inc. to be part of the TradeMatrixTM suite, offered by i2, to act as the billing component for commissions on online auctions and trades for Internet-based market exchanges.

  Application Service Providers (ASPs)

     ASPs are service firms that deploy, host, implement, manage and support applications, storage, and Web sites from a central data center across the Internet, VPNs (virtual private networks), or leased lines. End users access these applications remotely and usually rent them on a per-user, per-month basis. This industry enables end users to reduce both application deployment timeframes and their total cost of ownership.

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

ISSUES COMMON TO OUR TARGETED MARKETS

     The rapid market expansion and growth seen in our targeted markets in recent years was severely impacted by a general economic slowdown in 2001 that strongly affected the technology and communications industries. The dramatic change in business conditions caused many companies to close their doors, while others took drastic steps to reduce expenses in order to wait out the market downturn. Shifting their focus from growth and new market penetration, companies faced increased pressure to retain their current customer base while reducing their operating costs.

     Due to increased pressures and tightening of spending, companies in our targeted markets have been scrutinizing their technology investments more fiercely than ever before. Previously planned technology investments are being reevaluated, forcing companies to stretch the capabilities of their back-office systems. This has created an extremely difficult challenge for providers whose survival depends on driving profitable growth. To remain ahead of their competitors, providers must be able to maximize revenue in their existing markets, and also react with speed and agility to bring new products and services to market.

     In order to introduce new offerings, accept and handle new types of data, and build rate plans in response to intense competition, providers have been forced to repeatedly modify their legacy systems. This is because many of the software systems used today in our target markets were developed and implemented prior to the emergence of today's competitive market and the pervasive use of the Internet. As a result, these businesses have found themselves maintaining an extremely complex information systems environment consisting of numerous proprietary systems that were often designed to work as stand-alone applications. The majority of these systems are based on older technology platforms that are more costly to maintain and have only a limited interoperability with other elements of the information system. They require significant time, resources and effort to modify, making it difficult for service providers to respond quickly and competitively with innovative marketing promotions and new service offerings.

     The economic slowdown in 2001 has made succeeding in today's business environment more difficult than ever before. Providers must have the ability to create and implement new services quickly, manage them efficiently and issue a single invoice for complex service bundles, while providing exceptional service to customers. The evolving business environment requires a more comprehensive solution than billing applications have previously offered. We believe our targeted markets can benefit from a solution that is designed to meet the specific challenges they face in today's market, including the ability to:

     - Support multiple, convergent services and the rapid deployment of new services and pricing programs;

     - Utilize standard Internet technologies and applications to manage relationships with partners and customers;

     - Operate seamlessly with other components of the service provider's information system; and

     - Maximize efficiency through ease of implementation, system administration, and ongoing operations.

THE DALEEN SOLUTION

     In 2001, we developed and introduced our RevChain product family, which represents the evolution of our former customer management and billing products (known as BillPlex(R) and eCare) into products with significantly enhanced functionality and a new Internet-based architecture. RevChain is a full product line that includes a set of industry-focused software suites composed of individual applications built on an Internet computing architecture. Our RevChain applications are based on our innovative IIA that leverages the latest open industry standards for enhanced performance and efficiency. RevChain applications can be configured for specific industries and may be licensed together or separately. With the launch of our RevChain product family, we introduced a new concept, managing the revenue chain, a holistic view of revenue that encompasses more than just billing. It addresses the need for a linked and automated process that joins billing seamlessly with CRM and other mission-critical operational and support systems involved in the creation, management, provisioning and delivery of products and services. The revenue chain spans the entire organization - from people and systems involved in the development of new services, to marketing, sales, customer service, and billing
- and extends outwardly to the partners and via the Internet to customers. We believe that our software and product architecture can help providers streamline these processes, driving greater efficiency in their organizations and more revenue from their customers and partners.

     Our RevChain product applications have been designed to address traditional and next generation technologies for convergent providers seeking to provide multiple services. Our innovative Internet architecture has the inherent flexibility to enable providers to offer new products and services quickly in response to dynamic market conditions. RevChain applications are designed for seamless integration with other applications in a service provider's operations environment, including CRM and Enterprise Resource Planning (ERP) systems. The open design and use of industry standard technologies, including HTTP, XML, and J2EE, facilitate integration of our solutions into a provider's existing infrastructure.

     Our products can be configured to address service and feature requirements for specific industry segments. These pre-configured applications are offered as packaged industry suites. The application suites can be configured and integrated to address the requirements, services and features of specific industries. This has the potential to provide both economic and operational advantages by reducing the time and costs of integration services and streamlining the implementation process. The suites provide a high level of out-of-the-box functionality as well as the means to configure specific capabilities to meet each enterprise's specific needs.

     Our RevChain product applications are intended to play a key role in a service provider's business by improving its ability to compete effectively while simultaneously improving performance and lowering the total cost of providing services. Our products are designed to enable service providers to capture the following key business benefits:

     Unlock new revenue. RevChain applications are designed to give providers support for new products, services, business models and delivery channels, along with the flexibility and configurability to deploy these new offerings faster and with fewer resources. Our industry suites provide a high level of "out-of-the-box" functionality with less customization than other product offerings. Flexible service bundling is designed to allow providers to rapidly create, test and launch new product and service offerings to drive more revenue per customer. This is critical as providers seek to maximize their investment under challenging economic conditions. By supporting next-generation services such as billing for Quality of Service (QoS), Service Level Agreements (SLAs), and burstable bandwidth, RevChain provides the functionality to maximize revenue from providers' advanced networks.

     Create operational excellence. RevChain applications are designed to enable providers to achieve greater return on investment and efficiency through automation and the elimination of hard costs typically associated with billing (i.e. paper billing and postage). Integration with CRM and order management software solutions eliminates the need for multiple manual data entry and improves the accuracy and integrity of customer data throughout the enterprise; while advanced billing functionalities streamline the billing process and reduce the number of errors. RevChain features a patented, dynamic rating and billing engine and its "plug-in" architecture is designed so that any programmer using standard C++ tools can add to or enhance the RevChain application to meet specific business needs thereby reducing the need for more costly technical staff.

     Leverage the power of new technologies. Our IIA is designed based on open Internet standards and J2EE-compliant Application Programming Interfaces (APIs) which provide streamlined integration and migration so that providers can handle increasingly complex billing for convergent services. It leverages today's most advanced Java-based application development tools and enables unmatched forward and backward compatibility to bridge the gap between legacy systems and emerging technologies.

     Increase customer satisfaction. RevChain applications are designed to enable providers to attract and maintain more profitable customer relationships by improving billing accuracy to reduce the number of complaints, while using web-based customer self-care, EBPP and online account management to give customers the information they need when they need it. RevChain's seamless integration with CRM ensures that customer service representatives (CSRs) have a more complete view of customers' up-to-the-minute account data and billing details so that any disputes that arise can be handled quickly and efficiently.

THE DALEEN STRATEGY

     Our strategy in 2001 reflected the challenging market conditions and the growing maturity of our RevChain products. We shifted away from a strategy of growth by internal expansion toward one of measured growth through partner sales. This approach supports our financial goals to reduce costs and ongoing investment and allows us to gain access into new geographies, new markets and Tier 1 accounts. It also supports the growing demand for broader, pre-integrated solutions and allows us to leverage the strength of our product architecture and advanced billing functionalities through collaborative offerings with recognized industry players. Our goal is to become a leading global provider of billing and customer care (BCC) software in the telecommunications industry through intense focus and determined execution in the following five areas:

     Aggressively targeting high-potential markets. Our RevChain application products are designed to meet the needs of a variety of industries including providers of wireline or wireless services, local and long distance voice, data, video, Internet services, and digital media products. Service providers across all of these industries are increasingly under pressure to produce revenue at a faster rate, while holding down or reducing their operational costs. The ability to drive revenue, improve margins and provide high levels of customer satisfaction is becoming even more crucial for success. Our strategy is to focus on markets and market segments that are financially positioned to invest in their technology infrastructures. As these providers strive to maintain their competitive advantage by introducing new and more complex offerings, we believe they will require more advanced billing functionalities to ensure the maximum return on their technology investments.

     Building on our technology leadership. Daleen has achieved innovation in the development and deployment of new technology. With BillPlex, we introduced a convergent billing and customer care solution. We were one of the first to offer pre-packaged industry solutions that allowed customers to improve their time-to-market. Our patented rating engine has the ability to rate and bill for all types of usage data, regardless of network or source. In 2001, with the introduction of RevChain and the IIA, we took another step in extending our technology leadership. RevChain is a convergent billing and customer care solution built on an open Internet architecture and designed with specific functionalities that allow providers to seamlessly blend traditional and next generation services, while driving greater operational efficiency. Built for scalability, RevChain applications deliver the increased throughput and performance required by Tier 1 customers, and has proven interoperability with legacy billing, CRM, and other mission critical enterprise systems. Our RevChain products achieve what we believe to be a high level of throughput and scalability for a pre-configured, modular billing system by demonstrating support for up to 40 million usage-based access lines, or 80 million flat-rate accounts. We continue to develop RevChain applications, adding advanced support for partner settlements, dispute processing, and enterprise integration using XML.

     Leveraging strategic partnerships and alliances. Partner relationships with third party consultants and software providers are a significant part of our current sales and marketing strategy. We maintain a network of partnerships and alliances with companies in several categories including OEM/Reseller partners, ASP partners, system integration and delivery partners, and technology partners. These strategic alliances help extend our market coverage through increased exposure into targeted customer accounts, new business leads, joint development and marketing opportunities, and access to a large pool of highly trained implementation personnel. Our partnerships with these established industry players also gives us the opportunity to market RevChain to our partners' customer bases.

     Developing and maintaining long-term customer relationships. Customers are considered an extension of our organization. We strive to deliver exceptional levels of service and support that will allow us to develop and maintain long-term relationships with our customers. In 2001, we were ranked No. 1 in overall customer satisfaction according to an independent report issued by U.K.-based management consulting firm, Chorleywood Consulting, Ltd., based on feedback from our customers. Our flexible pricing model is designed to attract and retain providers of all sizes through all phases of their growth. We believe that long-term positive relationships with customers are a key factor that can lead to additional product sales, customer references and recurring support and maintenance revenues.

     Expanding into new geographic markets. We currently serve customers in the United States, Canada, Latin America, Europe and the Asia-Pacific region. We intend to continue to build our business in the U.S. and further penetrate the Europe, Middle East, Africa and the Asia-Pacific regions. We will be selling directly and through collaborative relationships with our strategic alliances. Our expansion efforts are supported by sales offices in Amsterdam, The Netherlands and Sydney, Australia.

PRODUCTS

     A summary of our RevChain applications and their features are outlined below:

     Daleen RevChain Commerce-- RevChain Commerce is a powerful BCC system with the ability to read, rate, and track virtually any type of usage data from any source over any network. It offers flexibility and support for rating and billing high volumes of traditional and next generation wireline and wireless, local and long distance, voice, data, Internet, and digital content services. The advanced design and open architecture support rapid service creation and deployment, discounts and pricing schemes, and cross-service promotions and allows providers to configure both simple and complex services with minimal resources and implementation time. RevChain Commerce integrates with legacy billing, CRM and other enterprise applications, to streamline internal processes and improve data integrity between systems.

     RevChain Commerce includes advanced features to support account and service management, configurable rate plans, real-time credit limits, automatic prepayment, settlements, and management reports. Sophisticated partner settlement features provide an automated process for establishing and maintaining relationships in the provisioning and delivery of collaborative services. RevChain Commerce supports global operations with support for multiple languages and tax plans, currency conversion, and customer-sensitive language and address localization.

     Daleen RevChain Interact -- RevChain Interact is a true web-based client interface that provides direct access to the product catalog and customer database within the RevChain Commerce applications. It leverages the power of the Internet to allow CSRs to achieve higher levels of efficiency while delivering exceptional service. Using a standard Web browser, RevChain Interact offers CSRs a centralized view into the customer account and provides the functionality needed to manage customer accounts including customer management activities, balance management, provisioning of products and services, dispute processing and collections. The look, feel and familiar web navigation techniques of our product make it easy to use with minimal training. There is no client software to install, so providers can deploy new CSRs quickly.

     With extensive scaling capabilities for large operations, RevChain Interact enhances operating efficiency by reducing the database connections, server load, hardware and software requirements, and minimizing the network bandwidth necessary to run the system.

     Daleen RevChain Care -- RevChain Care is an intuitive software product that provides convenient customer self-care and EBPP over the Internet creating a new channel for customer service. RevChain Care provides 24-hour access to accurate, up-to-date information so customers can view their current and historical billing and usage data, update personal account information, make payments, and initiate disputes on line at their convenience. This application can be customized with minimal effort to extend a service provider's brand and enhance marketing programs. RevChain Care is pre-integrated with our entire suite of products and designed for seamless integration with CRM and other revenue-enhancing operation support systems.

     Daleen RevChain mCommerce -- RevChain mCommerce extends billing, customer management and commerce capabilities to customers over Web-accessible devices. Customers can view account balances, modify personal information, and make payments via their mobile device over secure connections.

     Daleen RevChain Express -- RevChain Express is a BCC software product designed to be future-proof for growth-oriented businesses. It provides comprehensive flat-rate convergent billing functionalities with an option to quickly and easily upgrade the system in place to handle more complex usage-based rating models. By eliminating the delays and escalating costs of migrating data or installing a new system, RevChain Express is a sensible way for service providers to grow their businesses.

     Daleen RevChain Select -- RevChain Select includes OEM versions of our proven RevChain BCC software, including RevChain Commerce, RevChain Interact and RevChain Care. These applications are designed to integrate seamlessly with other mission critical software from OEM's, significantly reducing the costs associated with development, implementation and training.

     PartnerCommunity -- The PartnerCommunity products and services provide Internet-based partner chain management for network, application, and content service providers. The PartnerCommunity products and services enable customers to find and form new partner relationships, integrate systems and business processes, and automate and manage the operation of key business functions between companies. In addition to business process integration and partner chain management services, PartnerCommunity offers the PartnerCommunity@ program, an innovative packaging of PartnerCommunity services targeted at Web hosting and managed services providers who wish to offer PartnerCommunity services to their customers in order to enhance their competitive positions.

TECHNOLOGY

     RevChain applications are built on an unique open Internet architecture to deliver maximum return on providers' technology investment. We built our IIA from the ground up to ensure that our customers continue to distinguish themselves among competitors and thrive in an economy that demands operational efficiency. Using advanced Internet technologies and open industry standards, we designed IIA to be an intelligent, adaptable architecture with extensive scalability and flexibility needed to support traditional and next generation services.

     This architecture uses standard Internet technologies, including HTTP, XML and universal J2EE support to deliver flexibility and performance in adapting to new technologies and service offerings. More cost effective than traditional client/server applications, IIA provides ubiquitous access and seamless integration so that users can easily access RevChain applications using only a standard XML-compliant Web browser or any Internet-ready device.

     IIA is more than a framework for seamless integration between our RevChain applications. Through its interoperability with CRM applications, legacy billing and enterprise systems, it can enhance the performance of other operational systems and extend the value of a provider's investment in legacy systems.

     The IIA framework includes a service activation layer that integrates to leading enterprise application integration (EAI) components. This activation service provides integrated and automated flow-through service activation and network provisioning to support diversified product and service offerings. It can be used to activate or deactivate applications, components, and security, using best-of-breed equipment. The IIA framework means fewer manual steps, fewer hours correcting errors, and reduced costs.

PROFESSIONAL CONSULTING SERVICES, MAINTENANCE AND TECHNICAL SUPPORT

     Our customer services are designed to provide customers with superior services and support while giving them the tools and knowledge they need to independently run their day-to-day operations. The following services are provided:

     Professional Consulting Services. We provide a variety of professional consulting services to assist customers in the implementation, modification and customization of products and market-based packages. We provide these services under services agreements with our customers. We work with customers to establish business models and processes that utilize our products to increase their market power and lower their operating costs. We are also increasing the involvement of our third-party integrators to perform implementations for customers with our oversight.

     Maintenance. We have comprehensive maintenance and support programs that provide customers with timely, high-quality maintenance and support services for our products. We provide these services under maintenance agreements with our customers. The maintenance agreement entitles customers to multiple levels of telephone and email technical support for prompt and professional response to maintenance issues during and after normal business hours. We also provide 24-hour access to our online maintenance incident tracking system.

     Operational Environment Tuning and Performance Level Service. We provide technical and product configuration support for operational issues and testing environment support. The support center maintains a close working relationship with customers, making available all maintenance releases and assisting in planning and scheduling the implementation of each release. An additional service, which involves an on-site performance tune up to maximize the billing operations environment, is also available for existing installed base customers.

     Third-party Software Fulfillment. When customers require it, we provide a complete solution by offering third-party software products to enable their RevChain applications. We provide platform products, such as the Windows NT(R) and UNIX(R) operating systems running from an Oracle(R) database. Our RevChain applications are enabled through BEA's WebLogic product. We also provide complementary products that integrate with our RevChain applications, such as GeoStan(TM) Address Validation Software from Sagent;

Doc1 from Group 1 for invoice rendering; and tools that support development and reporting, such as Seagate's Crystal Reports.

TRAINING

     We offer training programs using a variety of media to provide customers with the skills needed to use our software. For RevChain Commerce and RevChain Interact, our curriculum includes a comprehensive train-the-trainer program via the Internet to prepare customers' trainers who support CSRs, billing administrators and billing operators. For customers who are more comfortable with traditional instructor-led sessions, we offer a full suite of technical and end-user training programs. A learning consultant is assigned to each customer to tailor the training of a customer's staff during the life cycle of the project.

CUSTOMERS AND PARTNERS

     The maturity of our RevChain applications and increased emphasis on sales through our OEM/Reseller partners contributed to our entry into the Tier 1 telecommunications marketplace and visibility into several other industries during 2001. Our customers consist mainly of local, inter-exchange carriers, Internet service providers; other data services providers, broadband service providers, ICPs, and carrier local exchange carriers. These customers are located in the United States, Canada, Latin America/Caribbean, Asia-Pacific and Europe and include such companies as AAPT, Terremark Worldwide, Inc., Aether Systems, Fairpoint Communications, Inc., FLAG Telecom, Illuminet, Inc., InQuent Technologies, Inc., and EUR Systems, Inc. Our OEM/Reseller partners include i2 Technologies, Inc., and Telcordia Technologies, Inc. For the year ended December 31, 2001, Terremark Worldwide, Inc. accounted for 15% of our total revenue and i2 Technologies, Inc. accounted for 12% of our total revenue.

SALES AND MARKETING

     Sales. Our sales strategy combines direct sales with our strategic alliance approach to achieve greater reach into markets and targeted customer segments. Through our direct sales efforts, we develop and manage relationships with service providers and network operators, using a consultative problem-solving sales process. We work closely with these customers to define and determine how their needs can be fulfilled with our products and services.

     Certified system integration and delivery partners play a key role in providing solutions and delivery for our customers and extend the capabilities of our sales and marketing organization. These partners enhance our direct sales efforts along with our OEM/Reseller partners, including Telcordia Technologies, Inc. and i2 Technologies, Inc., who license our RevChain software and offer it to their customers.

     Due to the sophisticated nature of our products and services, the duration of a sales cycle can typically range anywhere from one to two months and up to one year or longer. We intend to continue our partner sales strategy through our development, strategic and marketing alliances.

     Marketing. Our marketing organization is focused on building our brand and establishing a competitive position for our RevChain applications in the marketplace. By participating in industry events that showcase new technologies and solutions and international trade shows and conferences, we work to identify market trends while demonstrating RevChain's ability to meet our customers' needs. Our marketing programs include coordinated efforts to support our strategic alliances, conduct ongoing public and media relations programs, provide corporate and product branding and sales support, plan and manage events, and maintain relationships with industry analysts.

STRATEGIC ALLIANCES

     We have developed strategic alliances that expand the coverage of our direct sales organization, provide implementation and customization services for our products, and complete our solutions offerings. Our strategy is to leverage our current relationships and develop new alliances to help achieve our sales and implementation targets. These alliances enhance our ability to exploit new opportunities in our existing markets, expand our addressable market, and drive new strategic and product initiatives.

     Our alliance program is based on four types of relationships:

     - Strategic OEM/Reseller Partners;

     - ASP Partners;

     - System Integration and Delivery Partners;

     - Technology Partners

     Strategic OEM/Reseller Partners. Our strategic OEM/Reseller partners license and resell our BCC solutions. Daleen RevChain applications add value to our partners' products, including operating support systems, business support systems, legacy systems, and other Internet-based products. Our strategic OEM/Reseller partners include Telcordia Technologies, Inc., Oracle Corporation, i2 Technologies, Inc., Scientific Applications International Corporation (SAIC), Danet, Inc., and EYT, Inc.-formerly Ernst & Young Technologies.

     ASP Partners. Daleen's authorized ASP partners are providers of outsourced services to the broadband, ICP, and ASP industries, offering Internet BCC, service activation, and customer self-care. Our solutions share an integrated platform design by using proven tools and systems supported by market-leading technology. By working with these partners, we provide rapid introduction of new features to support growth, Tier 1 scalability, rapid migration and deployment. Our ASP partners include EUR Systems, Synchronoss Technologies, NetworkOSS, Inc. and Perot Systems.

     System Integration and Delivery Partners. We work with recognized systems integrators to ensure that project implementations are completed on time and within budget, and that customers' expectations are met or exceeded. Other services provided by system integration and delivery partners include, strategic, technological, and management consulting. Our system integration and delivery partners include Telcordia Technologies, Inc., Cap Gemini Ernst & Young, Danet, Inc., DMR Consulting, Satyam Computer Services Ltd. and EYT, Inc. These partners are certified by Daleen and have the ability to implement our solution in combination with those of other industry leaders.

     Technology Partners. We work with leading software, hardware, and network providers that offer a superior value proposition to joint customers. We engage with technology partners on joint sales and marketing efforts, as well as development work and projects to create seamless "best-of-breed" solutions. Our technology partners include: Aether Systems, Cisco Systems, Intec Telecom Systems, Oracle Corporation, BEA Systems, Inc., MetaSolv Software, Inc., Juniper Networks, Extreme Networks, Peoplesoft Inc., ONI Systems, Comptel Corporation, Vertex, Inc., XACCT Technologies and EHPT USA. Our pre-integrated RevChain applications offer our mutual customers flexibility and integration capabilities thus decreasing risk, time-to-implementation, and costs. In addition, we have developed working relationships with platform partners that create and market the hardware, operating systems, and database engines on which our technology runs. They include Microsoft(R) (network operating system and database engine), Sun Microsystems (operating systems and server hardware) and Oracle (database engine).

RESEARCH AND DEVELOPMENT

     Our product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, incorporating that technology and maintaining the competitiveness of our RevChain product software. We have invested heavily in software development to ensure that we have the product design skills and tools for achieving our market leadership objective. We recognize that our ability to create and extend our products with each release comes from investing in exceptionally talented software engineers, quality assurance testers and billing and telecommunications specialists. In addition, we engage third parties to perform contract labor on research and development. We have also created a structured process for both platform and market package releases that serves as a framework for minimizing our product development cycle times and ensuring quality software releases that meet or exceed our customers' requirements.

     Our research and development expenses totaled approximately $9.3 million for 1999, $27.2 million for 2000, and $12.5 million in 2001. As of March 18, 2002, approximately 44 employees were engaged in research and development activities, all located in our corporate headquarters in Boca Raton, Florida.

COMPETITION

     The markets in which we compete are intensely competitive, highly fragmented, and rapidly changing. Our RevChain applications compete on the basis of product functionality, performance, scalability, extensibility, ease of integration and cost of ownership. As a company, we are also evaluated on our responsiveness to the needs of customers, specific product features and functionalities, the timeliness of implementations, quality and reliability of products, pricing strategies, project management capability, financial condition and technical expertise.

     We received a top honor in 2001 as the global leader in customer satisfaction in the BCC industry according to a report issued by a U.K.-based management-consulting firm, Chorleywood Consulting. Twelve leading BCC software providers, including Amdocs Limited, Portal Software, Inc., Convergys Corporation, Kenan Systems Corporation and Saville, business unit of ADC Telecommunications, Inc., formerly Saville Systems PLC were ranked by customers according to six distinct customer satisfaction criteria: timeliness of delivery, functionality, delivery within budget, vendor support and maintenance, system flexibility and interoperability. According to the report, we scored the highest in each category and had no dissatisfied customers. This was the first year that we have been included in the independent study and the first time a single BCC vendor has ranked first on all six customer satisfaction criteria.

     Our main competitors include:

     - Amdocs Limited;

     - Convergys Corporation;

     - Portal Software, Inc.;

     - Saville, a business unit of ADC Telecommunications, Inc., formerly Saville Systems PLC; and

     - CSG Systems International, Inc.

     Several business combinations this year have changed the competitive landscape. Amdocs Limited acquired the assets of Clarify.com from Nortel Networks Corporation to add expanded customer care capability in their suite of products; CSG Systems International, Inc. acquired the products and services of Kenan Systems Corporation from Lucent Technologies, Inc. to expand their offering from cable to telecommunications billing; and Convergys Corporation acquired Geneva Technology Limited. These acquisitions add elements to further differentiate our competitors and expand their capability to bring a convergent billing offering to market.

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

INTELLECTUAL PROPERTY

     We regard significant portions of our software products and related processes as proprietary and rely on a combination of patent, copyright, trademark and trade secret law, contractual provisions and nondisclosure agreements to protect our intellectual property rights. We were issued a patent for our dynamically configurable and extensible rating engine used in our RevChain Commerce product and currently have six other patent applications pending in the United States. In addition, we have filed a number of trademark applications to protect our trademarks and tradenames. There is no guarantee that our pending patent or trademark applications will result in issued patents or trademarks, or will provide us with any significant competitive advantages. In addition, we cannot assure you that any of our proprietary rights will not be challenged, invalidated or circumvented.

     When we license our products, we use signed license agreements that limit access to and distribution of our intellectual property and contain confidentiality terms customary in the industry. Generally, we license our products in object code only, a format that does not allow the user to change the software source code. However, some of our license agreements do require us to place the source code for our products into escrow. These agreements generally provide that these licensees would have a limited, non-exclusive right to use the software source code if there is a bankruptcy proceeding by or against us, if we cease to do business without a successor or if we discontinue providing maintenance and support on our products. We generally enter into employment or independent contractor agreements with our employees and consultants to ensure and to protect our intellectual property rights.

EMPLOYEES

     As of March 18, 2002, we had 116 full-time employees, of whom 24 were in product implementation and support, 23 in sales and marketing, 44 in research and product development, and 25 in administration. Ten of these employees are from PartnerCommunity. We have never had a work stoppage and none of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

ITEM 2.  PROPERTIES.

     We relocated our headquarters in January 2002. We are now located in a professional office building in Boca Raton, Florida where we lease approximately 31,000 square feet. We occupy these premises under a lease that expires on January 31, 2004.

     We also lease approximately 8,500 square feet of office space in Atlanta, Georgia. This space is currently being subleased to a third party sub-tenant for the duration of the lease term. The Atlanta lease expires on August 31, 2004.

     We also have a United States sales presence in the metropolitan area of Atlanta, Georgia, a European sales presence in London, England and Amsterdam, The Netherlands and a sales presence in Sydney, Australia.

ITEM 3.  LEGAL PROCEEDINGS.

  Fazari v. Daleen Technologies

     On December 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York. The complaint is styled as Angelo Fazari, on behalf of himself and all others similarly situated, vs. Daleen Technologies, Inc., BancBoston Robertson Stephens Inc., Hambrecht & Quist LLC, Salomon Smith Barney Inc., James Daleen, David B. Corey and Richard A. Schell, Index Number 01 CV 10944. The defendants include us, certain of the underwriters in our initial public offering and certain of our current and former officers and directors. The complaint was filed by a single plaintiff purportedly on behalf of persons purchasing our common stock between September 30, 1999 and December 6, 2000 and seeks class action status. The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933 by all named defendants, (ii) Section 12(a)(2) of the Securities Act of 1933 by the underwriter defendants, (iii) Section 15 of the Securities Act of 1933 by the individual defendants and (iv) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the underwriter defendants. According to public records, since January 2001 more than 1,000 similar class action lawsuits have been filed in the Southern District of New York against more than 263 different companies relating to their initial public offerings. These actions have been consolidated for pretrial purposes before one judge under the caption "In re Initial Public Offering Securities Litigation" in federal district court for the Southern District of New York.

     Specifically, the plaintiff alleges in the complaint that, in connection with our initial public offering, the defendants failed to disclose "excessive commissions" purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of our common stock in the initial public offering to the underwriter defendants' preferred customers. The plaintiff further alleges that the underwriter defendants had agreements with preferred customers tying the allocation of shares sold in the our initial public offering to the preferred customers' agreements to make additional aftermarket purchases at pre-determined prices. The plaintiff claims that the failure to disclose these alleged arrangements made our prospectus included in our registration statement on Form S-1 filed with the SEC in September 1999, materially false and misleading. Plaintiff seeks unspecified damages and other relief. We intend to defend vigorously against the plaintiff's claims. We believe that we are entitled to indemnification by the underwriters under the terms of the underwriting agreements. We have notified the underwriters of the action, but the underwriters have not yet agreed to indemnify us.

  Settlement of Lawsuit

     On June 6, 2001, we settled a lawsuit (the "Litigation") against Mohammad Aamir, 1303949 Ontario Inc. and The Vengrowth Investment Fund Inc. (collectively, the "Defendants"). In connection with the settlement, on June 8, 2001, we granted to the Defendants warrants to purchase an aggregate of 750,000 shares of our common stock with an exercise price of $1.134 per share. The warrants are exercisable for a period of two years. We also executed a license to an affiliate of certain of the Defendants for a version of one of our software products as part of the settlement. The Defendants also released us from any claims they may have had against us.

     We are also involved in a number of other lawsuits, claims and investigations that arise in the ordinary course of business. We do not believe the outcome of any of these activities would have a material adverse impact on our financial position or our results of operations. See Item 5 "Market for Registrant's Common Equity and Related Shareholders Matter - Issuance of Securities in Settlement of Litigation".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of fiscal 2001, there were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages at December 31, 2001, and current positions of our executive officers are listed below in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. Unless otherwise stated, each executive officer has held their position for at least the last five years. All officers are elected for one year terms or until their respective successors are chosen. There are no family relationships among the executive officers nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was elected.

     JAMES DALEEN, 42, our founder, has served as chairman of the board and chief executive officer of Daleen since our inception in 1989, and has served as president since January 2002. Mr. Daleen has owned and operated several companies over the last 15 years. He served as president and chief executive officer of Sound Impulse Company, an electrical construction company, from 1983 until 1995.

     JEANNE PRAYTHER, 35, has served as chief financial officer of Daleen since August 2001. She previously served as Daleen's vice president of finance and accounting, managing our accounting and financial operations from June 2000 until August 2001. Prior to joining Daleen, Ms. Prayther worked at KPMG LLP for 12 years in the assurance practice, with an emphasis on serving software and technology public companies, in a senior manager position.

     STEVE KIM, 39, has served as executive vice president of products and technology since joining Daleen in April 2000. Mr. Kim has over 15 years of experience in the information technology and telecommunications industries. Prior to joining Daleen, Mr. Kim was vice president of engineering at Clear Communications from 1996 to 1999.

     DAVID MCTARNAGHAN, 39, has served as senior vice president of global sales since joining Daleen in 1998. Mr. McTarnaghan has over 16 years of experience in a sales capacity in the information technology and telecommunications industries. Prior to joining Daleen, Mr. McTarnaghan was general manager at Fujitsu Business Communications Systems from 1991 to 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     Our common stock has been traded on The Nasdaq Stock Market under the symbol "DALN" since October 1, 1999. Prior to that time there was no established market for the shares. The price per share reflected in the table below represents the range of low and high closing sale prices for our common stock as reported by The Nasdaq Stock Market for the periods indicated:

QUARTER ENDED                                                 HIGH PRICE    LOW PRICE
-------------                                                 ----------    ---------
March 31, 2000..............................................    $31.75       $16.62
June 30, 2000...............................................    $20.31       $ 9.62
September 30, 2000..........................................    $17.81       $13.87
December 31, 2000...........................................    $13.25       $ 2.62
March 31, 2001..............................................    $ 4.19       $ 0.94
June 30, 2001...............................................    $ 1.57       $ 0.65
September 30, 2001..........................................    $ 1.10       $ 0.42
December 31, 2001...........................................    $ 0.57       $ 0.30

     The closing sale price of our common stock as reported by The Nasdaq Stock Market on March 18, 2002 was $0.19 per share.

     The number of stockholders of record of our common stock as of March 18, 2002, was approximately 236.

     We have never paid cash dividends on our capital stock. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends in the foreseeable future.

ISSUANCE OF COMMON STOCK IN ACQUISITION OF INLOGIC

     Effective December 16, 1999, we acquired all of the issued and outstanding capital shares of Inlogic Software Inc., a Nova Scotia corporation ("Inlogic" renamed "Daleen Canada"). We acquired the capital shares of Inlogic in exchange for an aggregate of 2,160,239 exchangeable shares (the "Exchangeable Shares") and 57,435 shares of our Common Stock. The Exchangeable Shares were issued by our wholly-owned subsidiary, Daleen Canada Corporation, but are exchangeable at any time into shares of our Common Stock on a one-for-one basis. As of March 21, 2000, an aggregate of 2,145,471 Exchangeable Shares had been converted into shares of our Common Stock. We also issued options to acquire an aggregate of 167,361 shares of our Common Stock in exchange for all of the outstanding options to acquire capital shares of Inlogic. The terms of the transaction are set forth in a Share Purchase Agreement as well as certain other transaction documents, which are filed as Exhibits to our Current Report on Form 8-K filed on December 30, 1999.

PRIVATE PLACEMENT OF CONVERTIBLE PREFERRED STOCK

     GENERAL. On March 30, 2001, we entered into Purchase Agreements for the Private Placement of $27,500,000 of Series F preferred stock and Warrants to purchase Series F preferred stock. Pursuant to the terms of the Purchase Agreements, we consummated the Private Placement on June 7, 2001. We received net proceeds on June 7, 2001, of approximately $25.7 million from the Private Placement. The consummation of the Private Placement was subject to the receipt of approval from our stockholders, including approval of an amendment to our certificate of incorporation to increase the number of authorized shares of common stock to 200 million shares and to create and designate the Series F preferred stock. Our stockholders approved the Private Placement and the related amendments to the certificate of incorporation at the Company's annual meeting of stockholders on June 7, 2001.

     The offering and sale of the Series F preferred stock and Warrants was exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 506 of Regulation D promulgated thereunder. Robertson Stephens, Inc. acted as our placement agent in the Private Placement.

     TERMS OF SERIES F PREFERRED STOCK. Following is a summary of the terms of the Series F preferred stock.

     Number of Shares; Purchase Price. Pursuant to the Purchase Agreements, we issued and sold (i) an aggregate of 247,882 shares Series F preferred stock and
(ii) Warrants to purchase an aggregate of 109,068 shares of Series F preferred stock, including Warrants that we issued to Robertson Stephens, Inc., our placement agent in the Private Placement. The purchase price per share of the Series F preferred stock (without giving effect to the allocation of any part of the purchase price to the Warrants) was $110.94 per share, which is equal to (A) $1.1094, the average closing price per share of our common stock during the ten trading days ending on March 30, 2001, the date of the Purchase Agreements, multiplied by (B) 100, the number of shares of common stock initially issuable upon conversion of a share of Series F preferred stock.

     Conversion Price. Each share of Series F preferred stock is convertible at any time at the option of the holder into shares of our common stock. The number of shares of common stock issuable upon conversion of a single share of Series F preferred stock is determined by dividing the original price per share of the Series F preferred stock, or $110.94, by the conversion price in effect on the date of conversion. The initial conversion price was $1.1094. The conversion price was subject to a limited one-time adjustment (the "reset") as follows:

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

     On April 10, 2001, we issued an Earnings Release. The Reset Average Market Price following this Earnings Release was $0.923. On July 26, 2001, we issued our final Earnings Release. The Reset Average Market Price following the final Earnings Release was $0.9060, which was the lowest Reset Average Market Price following our Earnings Releases. As a result, effective August 9, 2001, the conversion price of the Series F preferred stock was reset to $0.9060. Based on the reset conversion price established by the July 26, 2001 final Earnings Release and pursuant to the terms of the Purchase Agreements, each share of Series F preferred stock, including the shares issuable upon exercise of the Warrants, currently are convertible into 122.4503 shares of common stock, or an aggregate of approximately 43,708,637 shares of common stock. As of March 18, 2002, 6,000 shares of Series F preferred stock have been converted to common stock resulting in the issuance of 734,700 shares of common stock.

     In addition to the reset, in the event we issue common stock or securities convertible into common stock at a price per share less than the conversion price of the Series F preferred stock, the conversion price will be reduced to be equal to the price per share of the securities sold. This adjustment provision is subject to a number of exceptions, including the issuance of stock or options to employees and the issuance of stock or options in connection with acquisitions. The conversion price will also be subject to adjustment as a result of stock splits and stock dividends on our common stock.

     The Series F preferred stock will automatically convert into common stock at any time after March 30, 2002, if the common stock trades on The Nasdaq National Market or a national securities exchange at a price per share of at least $3.3282 for ten trading days within any twenty-day trading period.

     Voting Rights. The Series F preferred stock entitles the holders thereof to vote with the common stock on the basis of 100 votes for each share of Series F preferred stock. Additionally, so long as at least 50% of the shares of Series F preferred stock that are ever outstanding at any one time remain outstanding, we are prevented from the following activities unless we first obtain the approval of a majority of the outstanding shares of Series F preferred stock:

          i) authorize or issue any other class or series of preferred stock ranking senior to or pari passu with the Series F preferred stock as to payment of amounts distributable upon our dissolution, liquidation or winding up or issue any additional shares of Series F preferred stock;

          ii) reclassification of any capital stock into shares having preferences or priorities senior to or pari passu with the Series F preferred stock;

          iii) amend, alter or repeal any rights of the Series F preferred stock; and

          iv) pay dividends on any other class or series of capital stock.

     Dividends. Holders of Series F preferred stock have the rights to the payment of dividends only when and if dividends are declared on our common stock. In the event we pay dividends on our common stock, the holders of the Series F preferred stock are entitled to dividends on an as-if-converted basis.

     Liquidation Preference. In the event of a dissolution, liquidation or winding up of our operations, after payment or provision for payment of debts, but before any distribution to the holders of common stock or any other class or series of our then outstanding capital stock ranking junior to the Series F preferred stock, the holders of the Series F preferred stock then outstanding are entitled to receive a preferential amount of $110.94 per share (the "Preferential Amount"), which is equal to the original purchase price per share; provided however, that (i) if the assets to be distributed to the holders of the Series F preferred stock are insufficient to permit the payment to such holders of the full Preferential Amount, then all of our assets to be distributed will be distributed ratably to the holders of the Series F preferred stock and (ii) if the amount distributable on each share of common stock upon liquidation, dissolution or winding up of our operations (after taking into account all distributions that would be necessary to satisfy the Preferential Amounts due to holders of the Series F preferred stock) is greater than the Preferential Amount payable on the Series F preferred stock, we, in lieu of distributing the Preferential Amount to the holders of Series F preferred stock, shall make a distribution in an amount per share to the holders of Series F preferred stock (on an as-if converted basis) equal to the amount per share distributed to the holders of common stock.

     Redemption Rights; Rights on Sale of the Company. Unless otherwise agreed by the holders of at least a majority of the outstanding shares of Series F preferred stock, voting or consenting as a separate class, in the event of a "Sale of the Company" we are required to redeem all of the issued and outstanding shares of Series F preferred stock for a redemption price equal to the Preferential Amount. A "Sale of the Company" means: (i) the acquisition by another entity by means of merger or consolidation resulting in the exchange of at least 50% of the outstanding shares of our capital stock for securities issued or other consideration paid by the acquiring entity or any parent or subsidiary thereof (except for a merger or consolidation after the consummation of which our stockholders immediately prior to such merger or consolidation own in excess of 50% of the voting securities of the surviving corporation or its parent corporation); or (ii) the sale or other disposition by us of substantially all of our assets (other than a sale or transfer of assets to one or more of our wholly-owned subsidiaries).

     Registration Rights. We filed with the Securities and Exchange Commission a Registration Statement on Form S-3 for the purpose of registering the shares of common stock issuable upon conversion of the Series F preferred stock. The Securities and Exchange Commission declared the Registration Statement effective on September 25, 2001. We also granted to the holders of Series F preferred stock (i) the right to demand that we effect up to three underwritten public offerings of the common stock underlying the Series F preferred stock and Warrants and (ii) "piggyback" registration rights in the event we subsequently file a registration statement for the sale of capital stock. We previously granted "piggyback" registration rights to a number of our other stockholders, including our largest stockholders. As a result, the Registration Statement covers an aggregate of 56,192,841 shares of common stock. The holders of the shares of common stock included in the Registration Statement are not obligated to sell any or all of the shares to be registered. However, it permits the holders of the registered shares, including the shares of common stock issuable upon conversion of the Series F preferred stock, to sell their shares of our common stock in the public market or in private transactions from time to time until all of the shares are sold or the shares otherwise may be transferred without restriction under the securities laws.

Terms of the Warrants.

     Purchasers of Series F preferred stock received Warrants to purchase an aggregate of 99,153 shares of Series F preferred stock. Additionally, we issued to Robertson Stephens Warrants for the purchase of 9,915 shares of Series F preferred stock. The Warrants have an exercise price of $166.41 per share of Series F preferred stock and are exercisable at any time for a period of five years following the closing of the Private Placement. The exercise price per share is equal to 150% of the original purchase price of the Series F preferred stock, or $110.94 per share.

Purchasers.

     The purchasers of the Series F preferred stock and Warrants include SAIC Venture Capital Corporation, HarbourVest Partners VI Direct Fund, L.P., managed by HarbourVest Partners, LLC ("HarbourVest") and St. Paul Venture Capital VI, LLC, which are, or are affiliates, stockholders of the Company at the time of the Private Placement. HarbourVest also is the managing partner of HarbourVest Partners V -- Direct Fund L.P. As of March 18, 2002, Harbourvest beneficially owned approximately 35.44% of our common stock. SAIC Venture Capital Corporation beneficially owned approximately 24.91% of our common stock, and St. Paul Venture Capital VI, LLC and its affiliates beneficially owned approximately 7.36% of our common stock. The percentage of each purchaser assumes the conversion of all outstanding shares of Series F preferred stock and exercise and conversion of only their Warrants and any of their warrants to purchase common stock. William A. Roper is an executive officer of SAIC Venture Capital Corporation and Ofer Nemirovsky is a managing director of HarbourVest. Mr. Nemirovsky is a director of the Company and Mr. Roper was a director of the Company until March 31, 2002. Other purchasers include: ABX Fund, L.P., ABS Ventures IV, L.P., Halifax Fund, L.P., Baystar Capital, L.P., Baystar International; Ltd., Special Situations Private Equity Fund, L.P., Special Situations Cayman Fund, L.P., and Royal Wulff Ventures, LLC.

Use of Proceeds

     The gross proceeds as a result of the Private Placement was $27,500,000 and on June 7, 2001, we received net proceeds of approximately $25,700,000. We paid the placement agent $1.2 million in cash plus Warrants for the purchase of 9,915 shares of Series F preferred stock. From September 25, 2001, the effective date of the Registration Statement, to December 31, 2001, we used approximately $12.6 million of the proceeds of the Private Placement for working capital purposes, restructuring costs and general corporate purposes. All payments represent estimates of direct or indirect payments of amounts to third parties. The proceeds have been invested in short-term, interest-bearing, investment-grade securities or money market funds until allocated for specific use. No amounts were paid directly or indirectly for the above purposes to any of our directors or officers of the company, to persons owning ten percent or more of any class of our equity securities, or to our other affiliates. The use of proceeds described above does not represent a material change in the use of proceeds described in the Purchase Agreements.

Issuance of Securities in Settlement of Litigation

     In connection with the settlement of the Litigation as described above in
Item 3 "Legal Proceedings -- Settlement of Lawsuit", on June 8, 2001, we granted to the Defendants warrants to purchase an aggregate of 750,000 shares of our common stock with an exercise price of $1.134 per share. The warrants are for two years and are immediately exercisable. We issued the warrants pursuant to the exemption provided by Section 4(2) of the Securities Act of 1934, as amended.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with the consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K. The following selected financial data concerning Daleen for and as of the end of each of the years in the five year period ended December 31, 2001, are derived from the audited consolidated financial statements of Daleen. The selected financial data is qualified in its entirety by the more detailed information and consolidated financial statements, including the notes thereto, included elsewhere in this report. The audited consolidated financial statements of Daleen as of December 31, 2001 and 2000 and for each of the years in the three year period ended December 31, 2001, and the report of KPMG LLP thereon, are included elsewhere in this report.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                            YEARS ENDED DECEMBER 31,
                                              -----------------------------------------------------
                                               1997       1998       1999        2000       2001
                                              -------   --------   ---------   --------   ---------
                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenue:
  License fees..............................  $    --      1,879      12,404     26,886       3,565
  Professional services and other...........      156      3,352       8,321     16,743       8,867
                                              -------   --------   ---------   --------   ---------
          Total revenue.....................      156      5,231      20,725     43,629      12,432
                                              -------   --------   ---------   --------   ---------
Cost of revenue:
  License fees..............................        0          3          64        682       1,646
  Professional services and other...........      293      4,239       7,721     13,878       7,302
                                              -------   --------   ---------   --------   ---------
          Total cost of revenue.............      293      4,242       7,785     14,560       8,948
                                              -------   --------   ---------   --------   ---------
Gross margin................................     (137)       989      12,940     29,069       3,484
Operating expenses:
  Sales and marketing.......................      962      2,435       4,342     14,680      10,895
  Research and development..................    1,669      6,653       9,348     27,215      12,502
  Purchased in-process research and
     development............................       --         --       6,347         --          --
  General and administrative................    3,704      4,824       8,965     18,210      13,820
  Amortization of goodwill and other
     intangibles............................       --         --         607     15,205      12,014
  Impairment of long-lived assets...........       --         --          --         --      34,604
  Restructuring charges.....................       --         --          --         --      11,763
                                              -------   --------   ---------   --------   ---------
          Total operating expenses..........    6,335     13,912      29,609     75,310      95,598
                                              -------   --------   ---------   --------   ---------
Operating loss..............................   (6,472)   (12,923)    (16,669)   (46,241)    (92,114)
Nonoperating income (expense)...............   (1,512)       754       1,329      2,456       1,125
                                              -------   --------   ---------   --------   ---------
Net loss....................................   (7,984)   (12,169)    (15,340)   (43,785)    (90,989)
Accretion of preferred stock................       --        (65)       (122)        --          --
Preferred stock dividends arising from
  beneficial conversion features............       --         --          --         --     (28,512)
                                              -------   --------   ---------   --------   ---------
Net loss applicable to common
  stockholders..............................  $(7,984)   (12,234)    (15,462)   (43,785)   (119,501)
                                              =======   ========   =========   ========   =========
Net loss applicable to common stockholders
  per share -- basic and diluted............  $ (3.48)     (3.78)      (1.06)     (2.02)      (5.47)
                                              =======   ========   =========   ========   =========
Weighted average shares -- basic and
  diluted...................................    2,295      3,240      14,548     21,671      21,836
                                              =======   ========   =========   ========   =========

                                                                  DECEMBER 31,
                                              -----------------------------------------------------
                                               1997       1998       1999        2000       2001
                                              -------   --------   ---------   --------   ---------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...................  $ 5,030   $    723   $  52,852   $ 22,268   $  13,093
          Total assets......................    8,516     11,025     133,881     99,462      21,193
Notes payable...............................    1,618         --          --         --          --
Current portion of long-term debt and
  obligations under capital leases..........       --         --          --        129          --
Long-term debt and obligations under capital
  leases, less current portion..............       --         --          --        607          --
Stockholders' (deficit) equity..............  $(1,946)   (13,897)    119,457     77,501      14,262

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE HEREIN.

OVERVIEW

     From our founding in 1989 and through 1996, we operated as a software consulting company, performing contract consulting and software development services in a contract placement and staffing business. We sold the contract placement and staffing business to a third party in 1996. Since 1996, we have been a provider of software solutions and have evolved to be a global provider of Internet software solutions that manage the revenue chain for traditional and next generation communications service providers. Our RevChain applications enable service providers to automate and manage their entire revenue chain. In addition to our RevChain product family, we offer professional consulting services, training, maintenance, support and third party software fulfillment, in each case related to the products we develop. We recognized the first material revenue from software license fees in 1998.

     Historically, we operated our business with primarily a direct sales model and our products and services were sold through our direct sales force. We also utilized strategic alliance partners, including operational support system providers, software application companies, consulting firms and systems integration firms, to provide some level of sales and marketing support to deliver a complete solution and successful implementation to our customers. In order to address a broader market and to satisfy customers' requirements associated with the use of independent consulting and systems integration firms, beginning in the first quarter of 2001 we increased our focus on indirect sales through our strategic alliance partners to assist our strategic alliance partners in sales to their customers. We believe that an increased focus on these strategic alliances will enable us to more easily enter into new markets and reach potential new customers for our products. In addition, we have continued to maintain a reduced direct sales force for those sales opportunities that do not include or require third party strategic alliance partners. We are currently working with several of these partners under various agreements to generate new business opportunities through joint sales and marketing efforts. Our success will depend to a large extent on the willingness and ability of our alliance partners to devote sufficient resources and efforts to marketing our products versus the products of others. There are no guarantees that this strategy will be successful.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial condition and results of operations included herein are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our bad debts, investments, intangible assets, income taxes, restructuring, long-term service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

     Revenue from license fees is based on the size of the customers' authorized system, such as number of authorized users and computer processors, revenue billed through the system, or other factors. We receive license fees from our customers upon signing of the license agreement. In some cases we expect to receive additional license fees as our customers grow and add additional subscribers, or increase their revenue billed through the system. We also derive license fee revenue from existing customers who purchase additional products from us to increase the functionality of their current system. We have also entered into arrangements with service bureau providers and application service providers that utilize our products to service their customers. We expect to receive recurring license fees from these activities in the future.

     Revenue from license fees is recognized when persuasive evidence of an arrangement exists, the software is shipped, the fee is fixed and determinable and collectibility is probable. An arrangement fee is generally not presumed to be fixed or determinable if payment of a significant portion of the licensing fees is not due until after expiration of the license or due after the normal and customary terms usually given to our customers. At times, we enter into extended payment terms with certain customers if we believe it is a good business opportunity. Revenue related to arrangements containing extended payment terms where the fees are not considered fixed and determinable is deferred until payments are due. Granting extended payment terms results in a longer collection period for accounts receivable and slower cash inflows from operations. If collectibility is not considered probable, revenue is recognized when the fee is collected.

     If the contract requires us to perform services not considered essential to the functionality of the software, the revenue related to the software services is recognized using the percentage of completion method, based on the ratio of total labor hours incurred to date to total estimated labor hours. The percentage of completion method relies on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs can be made. Recognized revenues and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

     Revenue related to professional services under a time and material arrangement is recognized as services are performed.

     Revenue related to customer maintenance agreements is deferred and recognized ratably on a straight-line basis over the maintenance period of the agreement. Maintenance is renewable annually and we expect to receive annual maintenance fees from these activities in the future.

Accounts Receivable

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments We continuously monitor collections and payments from our customers and the allowance for doubtful accounts is based on historical experience and any specific customer collection issues that we have identified. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Investment in Third Parties

     We have an investment in a technology company having operations in areas within our strategic focus. We would record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions, or poor operating results of underlying investments, could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

Accounting for Income Taxes

     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Goodwill

     We continually evaluate whether events and changes in circumstances warrant revised estimates of useful lives or recognition of an impairment loss of unamortized goodwill. The conditions that would trigger an impairment. Assessment of unamortized goodwill include a significant, sustained negative trend in our operating results or cash flows, a decrease in demand for our products, a Change in the competitive environment and other industry and economic factors. We measure impairment of unamortized goodwill utilizing the undiscounted cash flow method. The estimated cash flows are then compared to our goodwill amounts; if the unamortized balance of the goodwill exceeds the estimated cash flows, the excess of the unamortized balance is written off. During the year ended December 31, 2001 we wrote off approximately $31.2 million of unamortized goodwill.

RESULTS OF OPERATIONS

     In December 1999, we acquired all of the issued and outstanding capital shares of Daleen Canada, a Nova Scotia corporation (formerly known as Inlogic Software Inc.).

     The acquisition of Inlogic resulted in a one-time charge of $6.3 million in the year ended December 31, 1999 related to the write-off of purchased in-process research and development. This in-process research and development related to numerous Inlogic products that provide web interface and other operational support systems. The Inlogic products were in the early stages of their development at the time of acquisition and were undergoing further development and integration with our BillPlex product. The value assigned to in-process research and development was determined based on management's estimates of the percentage of completion of the underlying development effort, resulting net cash flows from Inlogic products, and the discounting of such cash flows back to their present value. In aggregate, Inlogic had spent approximately $4 million in research and development expenditures associated with the in-process technology and had estimated that an additional $11 million would be spent in order to complete all in-process products. This included coding, testing, benchmarking, documentation and certification.

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

     No assurances were given that the underlying assumptions used to estimate projected net cash flows would transpire as estimated. Operating results are subject to uncertain market events and risks which are beyond our control, such as trends in technology, government regulations, market size and growth, and product introductions, delays in product development, changes in operating expenses and gross margins, or other actions by competitors. For these reasons actual results differed from the projected results.

     For the years ended December 31, 2000 and 2001, actual results were lower than our estimates primarily due to changes in market conditions during the fourth quarter of 2000 and throughout 2001. Due to the changes in economic conditions and our past revenue performance, we assessed the recoverability of goodwill in 2001 by determining whether the amortization of the goodwill over the remaining life could be recovered through undiscounted future operating cash flows. As a result, we wrote off the remaining balance of goodwill in the year ended December 31, 2001, which amounted to a reduction of goodwill in the amount of approximately $31.2 million. This was mainly due to the estimated shortfall of cash flows, discounted at a rate commensurate with the associated risks.

     On January 4, 2001, our Board of Directors approved, and on January 5, 2001, we announced a plan to implement the January Restructuring. We recorded a $3.0 million restructuring charge in the year ended December 31, 2001 related to the January Restructuring. This charge included the estimated costs related to workforce reductions, downsizing of facilities, asset writedowns and other costs. We implemented the actions associated with the January Restructuring immediately following the January 5, 2001 announcement. The workforce reductions in the January Restructuring included the termination of approximately 140 employees throughout our Boca Raton, Florida; Atlanta, Georgia; and Toronto, Ontario, Canada facilities, and included employees from substantially all of our employee groups. The downsizing of facilities included the downsizing of the Atlanta and Toronto facilities to one floor per each location. The asset writedowns were primarily related to the disposition of duplicative furniture and equipment and computer equipment from terminated employees, which was not resaleable. Other costs included costs incurred that are no longer going to provide benefit to us such as recruiting fees and relocation costs related to employment offers that were rescinded, penalties for cancellation of a user conference and trade show, and other miscellaneous expenses.

     In late March 2001, we initiated a second comprehensive business review to identify additional areas for cost reductions. As a result, our Board of Directors approved, and we announced, the April Restructuring. The April Restructuring included the consolidation of our North American workforce into our Boca Raton, Florida corporate offices and the closure of our Toronto and Atlanta facilities. In addition, we consolidated our North American research and development and professional services resources and further reduced our administrative support functions. We recorded a $4.8 million restructuring charge in the year ended December 31, 2001 related to the April Restructuring. This charge included the estimated costs related to workforce reductions of 193 employees from substantially all of our employee's groups, closing of facilities, asset writedowns and other costs. Other costs included accounting and legal fees, penalties for cancellation of software maintenance contracts in Atlanta and Toronto and penalties for cancellation of a trade show. We implemented the actions associated with the April Restructuring immediately following the April 10, 2001 announcement.

     On October 17, 2001, our Board of Directors approved the October Restructuring and we announced a plan to further reduce expenses on October 19, 2001. We recorded a $4.1 million restructuring charge in the year ended December 31, 2001 related to the October Restructuring. This charge included the estimated costs related to workforce reductions of 75 employees from substantially all of our employee's groups, further downsizing of facilities including rental property lease termination charges of $1.4 million, asset writedowns, and other costs. We started to implement these actions immediately following the October 17, 2001 announcement.

     Due to the termination of employees in the January Restructuring, the April Restructuring, and the October Restructuring and assuming we do not hire any additional employees, we expect to achieve an annualized savings related to the cost of salaries and benefits for these terminated employees of approximately $29.8 million. The anticipated savings are from the following line items in our consolidated statements of operations: approximately $9.2 million in cost of professional services and other; approximately $10.9 million in research and development; approximately $6.1 million in sales and marketing; and approximately $3.6 million in general and administrative.

     In recent years we have invested heavily in sales and marketing, research and development, and general operating expenses in order to increase our market position, develop our products and build our infrastructure.

With the recent implementations of our January Restructuring, April Restructuring and October Restructuring, we expect operating expenses to decrease in 2002 in areas such as compensation and benefits, capitalized expenditures, facilities and travel costs.

     We currently have a net operating loss carryforward for U.S. federal and state income tax purposes in excess of $107.3 million, and are continuing to experience operating losses for tax purposes. In addition, we have net operating loss carryforwards for Canada in the amount of approximately $22 million. Therefore, we currently do not pay any federal income taxes. However, the amount of the net operating loss and credit carryforwards that we may utilize each year may be limited due to changes in stock ownership that have occurred over the past several years and the recent Private Placement of Series F preferred stock.

     The following table sets forth the results of operations expressed as a percentage of total revenue for the periods indicated. These historical results are not necessarily indicative of results to be expected for any future period.

                           DALEEN TECHNOLOGIES, INC.

                             RESULTS OF OPERATIONS

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              1999      2000      2001
                                                              -----    ------    ------
AS A PERCENTAGE OF TOTAL REVENUE
Revenue:
  License fees..............................................   59.9%     61.6%     28.7%
  Professional services and other...........................   40.1      38.4      71.3
                                                              -----    ------    ------
          Total revenue.....................................  100.0     100.0     100.0
Cost of revenue:
  License fees..............................................    0.3       1.6      13.2
  Professional services and other...........................   37.3      31.8      58.7
                                                              -----    ------    ------
          Total cost of revenue.............................   37.6      33.4      71.9
                                                              -----    ------    ------
Gross Margin................................................   62.4      66.6      28.1
Operating Expenses:
  Sales and marketing.......................................   21.0      33.6      87.6
  Research and development..................................   45.1      62.4     100.6
  Purchased in process research and development.............   30.6        --        --
  General and administrative................................   43.3      41.7     111.2
  Amortization of goodwill and other intangibles............    2.9      34.9      96.6
  Impairment of long-lived assets...........................     --        --     278.3
  Restructuring charges.....................................     --        --      94.6
                                                              -----    ------    ------
          Total operating expenses..........................  142.9     172.6     768.9
                                                              -----    ------    ------
Operating loss..............................................  (80.5)   (106.1)   (740.8)
Nonoperating income.........................................    6.4       5.6       9.1
                                                              -----    ------    ------
Net loss....................................................  (74.1)%  (100.5)%  (731.7)%
                                                              =====    ======    ======

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Total Revenue. Total revenue, which includes license revenue and professional services and other revenue, decreased $31.2 million, or 71.5%, to $12.4 million in the year ended December 31, 2001 from $43.6 million for the same period in 2000. The primary reason for the lower revenue is related to fewer license contracts being signed in the year ended December 31, 2001 as compared to the same period in 2000. In addition, the reduced number of contracts signed in 2001 also decreased our services revenue due to less ongoing product implementations related to licensing our software products and the need for third-party software fulfillment.

     License Fees. Our license fees are derived from licensing our software products. License fees decreased $23.3 million, or 86.7%, in the year ended December 31, 2001 to $3.6 million, compared to $26.9 million for the same period in 2000. This decrease was due to fewer license contracts being signed in the year ended December 31, 2001 compared to the same period in 2000. The primary reasons for this reduction include an overall reduction in technology spending, market conditions in our industry, the impact of recent global events, competition, lengthening of the sales cycle and postponement of customer licensing decisions. License fees constituted 28.7% of total revenue in the year ended December 31, 2001, compared to 61.6% in the same period in 2000.

     Professional Services and Other. Our professional services and other consists of revenue from professional consulting services, training, maintenance and support, and third party software fulfillment, all related to the software products we develop and license. We offer consulting services on a fixed fee basis and on a time and materials basis. We offer third party software fulfillment based on our acquisition cost plus a reasonable margin. Professional services and other revenue decreased $7.9 million, or 47.0%, in the year ended December 31, 2001 to $8.9 million, compared to $16.7 million in the same period in 2000. The decrease was due to less ongoing product implementations, fewer maintenance contracts due to customer combinations and insolvency, and less revenue associated with third-party software fulfillment. Professional services and other revenue constituted 71.3% of total revenue in the year ended December 31, 2001, compared to 38.4% for the same period in 2000. The increase as a percentage of total revenue is due to a reduction in license fee revenue in the year ended December 31, 2001.

     Total Cost of Revenue. Total cost of revenue decreased $5.6 million, or 38.5%, to $8.9 million in the year ended December 31, 2001 from $14.6 million in the same period in 2000. Total cost of revenue includes both cost of license fees and cost of professional services and other. These components include the cost of direct labor, benefits, overhead and materials associated with the fulfillment and delivery of licensed products, and related corporate overhead costs to provide professional services to our customers. These costs decreased due to the decrease in total revenue as well as the result of our cost reduction measures taken in the January Restructuring, the April Restructuring and the October Restructuring. The cost reductions included a decrease in professional services personnel and other overhead costs which were reduced when we closed the Atlanta, Georgia office in connection with the April Restructuring. The Atlanta office primarily operated as a professional services facility. Overall, total cost of revenue as a percentage of total revenue increased to 71.9% in the year ended December 31, 2001, compared to 33.4% in the same period in 2000. This increase resulted from the decrease in total revenue and a $1.2 million write-off of prepaid third-party software license costs because certain third-party products are no longer being integrated with our product.

     Cost of License Fees. Cost of license fees includes direct cost of labor, benefits and packaging material for fulfillment and shipment of our software products and amortization expense related to prepaid third-party software licenses. Cost of license fees increased to $1.6 million, or 13.2%, in the year ended December 31, 2001, from $682,000, or 1.6%, in the same period in 2000 due to the amortization expense related to prepaid third-party licenses, which are being amortized over the term of their respective agreements. In the year ended December 31, 2001, we wrote down $1.2 million of certain prepaid third-party software licenses because they are no longer integrated with our product. These prepaid third-party license agreements did not exist in the same period in 2000. Cost of license fees increased to 46.2% of license revenue in the year ended December 31, 2001, compared to 2.5% for the same period in 2000 due to the decrease in license revenue and writedown of prepaid third-party software licenses.

     Cost of Professional Services and Other. Cost of professional services and other includes direct cost of labor, benefits, third party software and related corporate overhead costs to provide professional services and training to our customers. Cost of professional services and other decreased $6.6 million, or 47.4%, to $7.3 million in the year ended December 31, 2001, from $13.9 million in the same period in 2000. These costs decreased as a result of our cost reduction measures taken with the January Restructuring, the April Restructuring and the October Restructuring. In addition, the revenue related to professional services and other has decreased. Cost of professional services and other remained consistent at 82.4% of professional services and other revenue in the year ended December 31, 2001, compared to 82.9% for the same period in 2000.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, benefits, commissions and bonuses for sales, marketing and partner management personnel, travel and entertainment, trade show and marketing program costs, promotional and related corporate overhead costs. These expenses decreased $3.8 million, or 25.8%, to $10.9 million in the year ended December 31, 2001, from $14.7 million for the same period in 2000. The decrease was due to a decrease in sales commissions and the cost reduction measures associated with the January Restructuring, the April Restructuring and the October Restructuring, slightly offset by an increased sales presence in The Netherlands. As a percentage of revenue, these expenses increased from 33.6% in the year ended December 31, 2000 to 87.6% for the same period in 2001 mainly due to the decrease in total revenue in the year ended December 31, 2001 compared to the same period in 2000.

     Research and Development. Research and development expenses consist primarily of salaries, benefits and bonuses for software developers, product testing and benchmarking, management and quality assurance personnel, subcontractor costs and related corporate overhead costs. Our research and development expenses decreased $14.7 million, or 54.1%, to $12.5 million in the year ended December 31, 2001, from $27.2 million for the same period in 2000. The overall decrease was primarily due to the cost reduction measures associated with the January Restructuring, the April Restructuring and the October Restructuring. The cost reductions included a decrease in research and development personnel and other costs, which were reduced when we closed the Toronto, Ontario, Canada facility in connection with the April Restructuring. The Toronto facility primarily operated as a research and development facility. As a percentage of revenue, these expenses increased from 62.4% in 2000 to 100.6% in 2001. This was a result of the lower revenue recognized in the year ended December 31, 2001 compared to the same period in 2000.

     General and Administrative. General and administrative expenses consist primarily of salaries, benefits and bonuses for executive, finance and accounting, facilities, human resources and information systems personnel. It also consists of non-cash stock compensation expense and provision for bad debts and related corporate overhead costs. Our general and administrative expenses decreased $4.4 million, or 24.1%, to $13.8 million in the year ended December 31, 2001, from $18.2 million in the same period in 2000. The decrease was due to the net effect of the following increases and decreases. The increases were due to approximately $4.2 million of non-cash charges recorded in the year ended December 31, 2001 encompassing: (i) an asset write-down of $1.0 million related to an investment; (ii) the issuance of warrants in connection with a legal settlement resulting in a charge of approximately $495,000; (iii) an increase in the allowance for a non-recourse loan to an executive officer in the amount of approximately $1,032,000 due to the decline in our stock price at December 31, 2001; and (iv) a $1.7 million charge to our provision for bad debt due to market conditions in the telecommunications industry and certain customers significantly reducing or liquidating their operations. The increases were offset by the decrease in administrative personnel and administrative charges associated with the January Restructuring, the April Restructuring and the October Restructuring. As a percentage of revenue, general and administrative expenses increased to 111.2% in the year ended December 31, 2001 from 41.7% in the same period in 2000. This was a result of the lower revenue recognized in 2001 and the non-cash charges described above incurred in the year ended December 31, 2001 compared to the same period in 2000.

     Amortization of Goodwill and Other Intangibles. Goodwill, which related to our acquisition of Daleen Canada, was being amortized over a four-year period. Amortization expense decreased $3.2 million, or 21.0%, to $12.0 million in the year ended December 31, 2001 from $15.2 million for the same period in 2000. This was primarily due to the amortization expense related to the employee workforce, which was considered impaired and written off at March 31, 2001 due to the April Restructuring. This resulted in only three months of amortization of the employee workforce being recorded in the year ended December 31, 2001. In addition, goodwill was considered impaired and written off during the year. This resulted in the additional reduction in amortization expense.

     Impairment of Long-Lived Assets. Impairment charges related to long-lived assets in the year ended December 31, 2001 consisted of (i) write-off of employee workforce of $1.5 million; (ii) impairment of property and equipment associated with the January Restructuring, the April Restructuring and the October Restructuring in the aggregate amount of $1.9 million; and (iii) an impairment of goodwill in the amount of $31.2 million. Due to various restructuring activities initiated by us, we performed an evaluation of the recoverability of the employee workforce acquired in the Inlogic acquisition under Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). We determined that this asset was impaired and in connection with this determination, we recorded an impairment charge in the year ended December 31, 2001 in the amount of approximately $1.5 million. In addition, we determined that certain property, leasehold improvements and equipment, which mainly represented computer equipment and furniture from the Toronto and Atlanta facilities, was impaired. We recorded an impairment charge of approximately $1.9 million during the year ended December 31, 2001 representing the difference between the fair value and the carrying value of the assets. We recorded an impairment charge to goodwill in the amount of approximately $1.1 million in March, 2001 related to certain gateway products acquired from Daleen Canada on December 16, 1999 which we do not plan to promote and license in the future. In addition, due to economic conditions and our past revenue performance, we assessed the recoverability of the goodwill under SFAS No. 121 by determining whether the amortization of the goodwill over the remaining life could be recovered through undiscounted future operating cash flows. This resulted in a writedown of goodwill in the amount of approximately $23.4 million in August 2001 and $6.7 million in December 2001. This was mainly due to the estimated shortfall of cash flows discounted at a rate commensurate with the associated risks.

     Restructuring Charges. Restructuring charges incurred by us in the year ended December 31, 2001, related to the January Restructuring, the April Restructuring, and the October Restructuring totaled $11.8 million. These charges included $6.3 million of employee termination benefits, $2.5 million of facility costs, $2.9 million of asset writedowns, and $220,000 of other restructuring costs which include penalties incurred for cancellations of trade shows and marketing programs, recruiting fees and relocation costs related to employment offers that were rescinded, penalties incurred for cancellation of software maintenance contracts, legal fees and other costs. The costs were from the following financial statement captions:

                                         JANUARY          APRIL          OCTOBER
                                      RESTRUCTURING   RESTRUCTURING   RESTRUCTURING      TOTAL
                                      -------------   -------------   -------------   ------------
Cost of sales -- professional
  services..........................  $    387,000    $1.2 million    $    134,000    $1.7 million
Research and development............  $    522,000    $1.4 million    $    694,000    $2.6 million
Sales and marketing.................  $    278,000    $    725,000    $    568,000    $1.6 million
General and administrative..........  $1.8 million    $1.5 million    $2.7 million    $6.0 million

     Included in the above totals, is $110,000 related to foreign currency translation exchange losses.

     Total restructuring charges for the year ended December 31, 2001 was $11.8 million compared to $0 in the same period in 2000. There were no restructuring actions taken in 2000.

     Nonoperating Income. Nonoperating income is comprised primarily of interest income, net of interest expense. Nonoperating income decreased $1.4 million, or 54.2%, to $1.1 million in the year ended December 31, 2001 from $2.5 million for the same period in 2000. This was primarily attributable to the decrease in investment earnings due to the decrease in our cash balance during 2001 compared to 2000.

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

     Cost of Professional Services and Other. Cost of professional services and other includes direct cost of labor, benefits, third party software and related overhead costs to provide professional services to customers. Cost of professional services and other increased $6.2 million, or 79.7%, to $13.9 million in 2000 from $7.7 million in 1999. These costs increased as we hired additional personnel to support new and existing implementations in 2000 and costs related to our acquisition of Daleen Canada. Cost of professional services and other decreased to 82.8% of professional services and other revenue in 2000 compared to 92.8% in 1999. The percentage decrease is primarily the result of increased professional services implementations, increased services revenue together with improved efficiencies during product implementation.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, benefits, commissions and bonuses earned by sales, marketing and partner management personnel, travel and entertainment, tradeshow and marketing program costs, promotional and related corporate overhead costs. These expenses increased $10.4 million, or 238.1%, to $14.7 million in 2000 from $4.3 million in 1999. The overall increase was due to the increase in the number of personnel in the sales, marketing, and partner management organizations from 1999 to 2000, commissions associated with increased revenue and increased involvement in marketing programs and trade shows. As a percentage of total revenue, these expenses increased to 33.6% in 2000 from 21.0% in 1999 due to support needed to continue to drive the increase in revenue.

     Research and Development. Research and development expenses consist primarily of salaries, benefits and bonuses for software developers, product testing and benchmarking, management and quality assurance personnel, subcontractor costs and related corporate overhead costs. Our research and development expenses increased $17.9 million, or 191.1%, to $27.2 million in 2000 from $9.3 million for 1999. The overall increase was primarily the result of development efforts associated with the acquisition of Daleen Canada, additional products and upgrades, additional software developers, increased product testing and benchmarking, additional managers and quality assurance personnel. We also incurred costs associated with our use of subcontractors to accelerate development of new releases of our RevChain products. The third party development firms were subcontracted out to supplement our internal development resources. As a percentage of total revenue, these expenses increased to 62.4% in 2000 from 45.1% in 1999.

     General and Administrative. General and administrative expenses consist primarily of salaries, benefits and bonuses for executive, finance and accounting, administrative, facilities, human resources and information systems personnel. It also consists of non-cash stock compensation expense, provision for bad debts and related corporate overhead costs. Our general and administrative expenses increased $9.2 million, or 249.1%, to $18.2 million in 2000 from $9.0 million for 1999. This increase was primarily the result of operating as a public company and hiring and retaining additional executive, finance and accounting, information services and human resources personnel to support the growth of our business. In addition, our provision for bad debts increased $3.9 million for the year ended December 31, 2000. We increased the allowance for doubtful accounts due to market conditions in the telecommunications industry, constraint of capital resources, certain customers declaring bankruptcy and having funding issues.

     We also increased stock compensation expense due to recording expense over the vesting period related to options issued primarily in connection with our acquisition of Daleen Canada along with certain other stock options granted by us. In each case, the exercise prices of the options were below the fair market value of our common stock on the date of grant.

     As a percentage of total revenue, general and administrative expenses decreased to 41.7% in 2000 from 43.3% in 1999.

     Amortization of Goodwill and Other Intangibles. Goodwill and other intangibles are the result of the acquisition of Daleen Canada and are being amortized over a four-year period. Our amortization increased $14.6 million to $15.2 million in 2000 from $607,000 in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     In order to address our liquidity and to strengthen our balance sheet, we entered into Purchase Agreements in a private placement of $27.5 million of Series F preferred stock and Warrants. This resulted in the receipt of $25.7 million of net proceeds on June 7, 2001.

     Net cash used in operating activities was $31.9 million for the year ended December 31, 2001, compared to $30.0 million for the year ended December 31, 2000. The principal use of cash for both periods was to fund our losses from operations.

     Net cash provided by financing activities was $25.1 million for the year ended December 31, 2001, compared to $1.5 million for the year ended December 31, 2000. In 2001, the cash provided was primarily related to the net proceeds received from the Series F preferred stock Private Placement. In 2000, cash was provided by proceeds from the exercise of stock options and bridge warrants.

     Net cash used in investing activities was $1.9 million for the year ended December 31, 2001 compared to $2.0 million for the year ended December 31, 2000. The cash used in 2001 was primarily related to a non-recourse note receivable issued to our chairman and chief executive officer for approximately $1.2 million and capital expenditures of approximately $780,000. The cash used in 2000 was primarily related to approximately

$7.7 million of capital expenditures and payments related to the acquisition of Daleen Canada and an investment of $1.5 million in a technology company. These payments were primarily offset by the purchases and sales of securities available for sale.

     We continued to experience significant operating losses during the year ended December 31, 2001 and we had an accumulated deficit of $201.3 million at December 31, 2001. The business environment in which we operate is changing rapidly and there is continued weakness in market conditions. The January Restructuring, April Restructuring and October Restructuring resulted in a reduction in operating expense levels and, based on expected revenue and cash collections, it is reasonably possible that there will be reduction in cash requirements on a quarterly basis going forward.

     Cash and cash equivalents at December 31, 2001 are $13.1 million. We intend to manage the use of cash and we believe the cash and cash equivalents together with the reduction in costs due to the January Restructuring, April Restructuring and October Restructuring, may be sufficient fund our operations through 2002. However, we may be required to further reduce our operations and/or seek additional public or private equity financing or financing from other sources. We also will need to consider other options, which may include but are not limited to, forming strategic partnerships or alliances and/or considering other strategic alternatives, including a possible merger, sale of assets or other business combination. There can be no assurance that additional financing will be available, or that, if available, the financing will be obtainable on terms acceptable to us. We would expect that any additional financing would be dilutive to our stockholders. Further, there can be no assurance that any other strategic alternatives will be available, or if available will be on terms acceptable to us, or all of our stockholders. Failure to obtain additional financing or to engage in one or more strategic alternatives may have a material adverse effect on our ability to meet our financial obligations and to continue to operate as a going concern which may result in filing for bankruptcy protection, winding down of our operations and/or liquidation of our assets. Our audited consolidated financial statements included elsewhere in this Form 10-K have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty. See "Risks Associated with Daleen's Business and Operating Results" beginning on page 33.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement No. 141, "Business Combinations'("SFAS No. 141"), and Statement No. 142, "Goodwill And Other Intangible Assets'("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria for intangible assets acquired in a purchase method business combination that must be met to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of".

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

     As of the date of adoption, we will have no unamortized goodwill or intangible assets and as a result we do not believe SFAS No. 141 and 142 will impact our financial statements.

     In July 2001, FASB issued Statement No. 143, "Accounting For Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accredited to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier adoption permitted. We do not believe that the adoption of SFAS No. 143 will have a significant impact on our financial position or operating results.

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

      RISKS ASSOCIATED WITH DALEEN'S BUSINESS AND FUTURE OPERATING RESULTS

     Our future operating results may vary substantially from period to period. The price of our common stock will fluctuate in the future, and an investment in our common stock is subject to a variety of risks, including but not limited to the specific risks identified below. In addition to general risk factors, risk factors resulting from our Series F preferred stock are set forth below under the caption "Risks Associated with our Series F preferred stock" beginning on page 41. Inevitably, some investors in our securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks in this report.

RISKS ASSOCIATED WITH OUR BUSINESS AND OPERATIONS

ADDITIONAL CAPITAL AND/OR OTHER STRATEGIC ALTERNATIVES MAY BE REQUIRED FOR US TO HAVE THE ABILITY TO CONTINUE AS A GOING CONCERN, AS A RESULT, OUR INDEPENDENT PUBLIC ACCOUNTANTS HAVE EXPRESSED DOUBTS OVER OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     We incurred net losses of approximately $90.9 million for the year ended December 31, 2001 and net losses of $43.8 million for the year ended December 31, 2000. Our cash and cash equivalents at December 31, 2001 was $13.1 million. Cash used in operations for the year ended December 31, 2001 was $31.9 million. As of December 31, 2001, we had an accumulated deficit of approximately $201.3 million. As a result of our financial condition, the independent auditors' report covering our December 31, 2001 consolidated financial statements and financial statement schedule contains an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raised substantial doubt about our ability to continue as a going concern. We initiated cost reduction measures in the January Restructuring, April Restructuring, and October Restructuring in order to reduce our operating expenses, including workforce reductions, reduction of office space, asset writedowns and consolidation of our North American research and development and professional services resources.

     We believe that our current cash and cash equivalents, including the net proceeds received from the Private Placement of Series F preferred stock, together with the January Restructuring, April Restructuring and October Restructuring, may be sufficient to fund our operations through 2002. However, there is no assurance that we will be able to continue as a going concern if we do not raise additional capital and/or engage in one or more strategic alternatives, including business combinations. Further, such belief is based on a number of assumptions, some of which are beyond our control. Although we intend to carefully manage our use of cash and attempt to increase revenues, we may be required to further reduce our operations and/or seek additional public or private equity financing or financing from other sources. We also will need to consider other options, which may include but are not limited to forming strategic partnerships or alliances and/or considering other strategic alternative, including a possible merger, sale of assets or other business combination. We have not yet identified the source of any additional financing, nor can we predict whether additional financing can be obtained, or if obtained, the terms of such financing. We would expect that any additional financing would be dilutive to our stockholders. Further, there can be no assurance that any other strategic alternatives will be available, or if available, will be on terms acceptable to the Company, or all of its stockholders. Failure to obtain additional financing or to engage in one or more strategic alternatives may have a material adverse effect on our ability to meet our financial obligations and to continue to operate as a going concern, which may result in filing for bankruptcy protection, winding down of our operations and/or a liquidation of our assets. See "Risks Associated with our Series F preferred stock - The holders of our Series F preferred stock have rights that are senior to those of the holders of our common stock in the event of the sale of our Company or in the event of our liquidation, dissolution or winding up" below for a discussion of the terms of the Series F preferred stock applicable in the event of a business combination, liquidation event or issuance of equity securities.

WE HAVE NOT ACHIEVED PROFITABILITY AND MAY CONTINUE TO INCUR NET LOSSES FOR AT LEAST THE NEXT SEVERAL QUARTERS.

     We incurred net losses of approximately $90.9 million for the year ended December 31, 2001, and net losses of approximately $43.8 million for the year ended December 31, 2000. As of December 31, 2001, we had an accumulated deficit of approximately $201.3 million. We have not realized any profit to date and do not expect to achieve profitability until later in 2002, which may not occur. To achieve this objective, we need to generate significant additional revenue from licensing of our products and related services and support revenues. We have reduced our fixed operating expenses through the cost reduction measures implemented in the January Restructuring, April Restructuring and October Restructuring, which included workforce reductions, reduction of office space, asset writedowns, and other miscellaneous cost reductions. We consolidated our North American workforce into our Boca Raton, Florida facility and we closed our Toronto, Ontario, Canada and Atlanta, Georgia offices.

     There is no assurance we will achieve these objectives and thus achieve profitability. We may be required to further reduce our operations and seek additional financing and/or pursue other strategic alternatives. In addition, even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

OUR REVENUE IS DIFFICULT TO PREDICT AND QUARTERLY OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS, AS A RESULT OF WHICH WE MAY FAIL TO MEET EXPECTATIONS, WHICH MAY CAUSE OUR COMMON STOCK PRICE TO DECLINE.

     Our revenue and operating results have varied and may continue to vary significantly from quarter to quarter due to a number of factors. This fluctuation may cause our operating results to be below the expectations of public market analysts and investors, and the price of our common stock may fall. Factors that could cause quarterly fluctuations include:

     - variations in demand for our products and services;

     - competitive pressures;

     - further decrease in corporate information technology spending and decline in economic conditions and market;

     - prospective customers delaying their decision to acquire licenses for our products;

     - our quarterly revenue and expense levels;

     - our ability to develop and attain market acceptance of enhancements to the RevChain product applications and any new products and services;

     - the pace of product implementation and the timing of customer acceptance;

     - industry consolidation reducing the number of potential customers;

     - the willingness of customers to conduct business with us related to concerns over operating losses and our long term financial viability;

     - changes in our pricing policies or the pricing policies of our competitors; and

     - the mix of sales channels through which our products and services are sold.

     The timing of revenue and revenue recognition is difficult to predict. Historically, in any given quarter, most of our revenue has been attributable to a limited number of relatively large contracts and we expect this to continue. Further, our customer contract bookings and revenue recognized tends to occur predominantly in the last two weeks of the quarter. As a result, our quarterly results of operations are difficult to predict and the deferral of even a small number of contract bookings or delays associated with delivery of products in a particular quarter could significantly reduce our revenue and increase our net loss which would hurt our quarterly financial performance. As a result of a reduced number of new contracts, our revenue for the quarters ended June 30, September 30 and December 31, 2001 was derived primarily from our existing customers that signed contracts in prior periods. In addition, a substantial portion of our costs are relatively fixed and based upon anticipated revenue. A failure to book an expected order in a given quarter would not be offset by a corresponding reduction in costs and could adversely affect our operating results.

THE LOW PRICE OF OUR COMMON STOCK COULD RESULT IN THE DELISTING OF OUR COMMON STOCK FROM THE NASDAQ NATIONAL MARKET, WHICH COULD CAUSE OUR COMMON STOCK PRICE TO DECLINE AND MAKE TRADING IN OUR COMMON STOCK MORE DIFFICULT TO INVESTORS.

     Our common stock is currently quoted on The Nasdaq National Market. We must satisfy The Nasdaq Stock Market's ("Nasdaq") minimum listing maintenance requirements to maintain our listing on The Nasdaq National Market. Nasdaq's listing maintenance requirements set forth in its Marketplace Rules include a series of financial tests relating to stockholders' equity, public float, number of market makers and stockholders, market capitalization, and maintaining a minimum closing bid price of $1.00 per share for shares of our common stock. If the minimum closing bid price of our common stock is below $1.00 for 30 consecutive trading days, or if we are unable to meet Nasdaq's standards for any other reason, our common stock could be delisted from The Nasdaq National Market. As of August 23, 2001, our common stock had a closing bid price of less than $1.00 for more than 30 consecutive trading days. On August 30, 2001, we received a letter from Nasdaq notifying us that our common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required by the applicable Nasdaq Marketplace Rule. Subsequent to the tragic terrorist attacks of September 11, 2001, Nasdaq placed a moratorium on the minimum bid price requirement, as well as the public float requirement. As a result of this moratorium, these two requirements were suspended until January 1, 2002, at which time the counting of the 30-day period started over at zero with the respect to any deficiencies existing on or before such date.

     On February 14, 2002, we received a letter from Nasdaq notifying us that our common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required by the applicable Nasdaq Marketplace Rule. We have until May 15, 2002 to regain compliance with this Marketplace Rule. During such time, if the bid price of our common stock were to be at least $1.00 per share for a minimum of 10 consecutive trading days, Nasdaq would make a determination of whether we were in compliance with the Marketplace Rules. Under certain circumstances, Nasdaq may require that we maintain a closing bid price at or above $1.00 per share for more than 10 consecutive trading days. If we are not able to demonstrate compliance with this Marketplace Rule on or before May 15, 2002, Nasdaq will provide us with written notification that our common stock will be delisted from The Nasdaq National Market. At that time, we will have the opportunity to appeal the decision to delist to a Nasdaq Listing Qualifications Panel.

     In addition to the requirement that we maintain a minimum closing bid price, The Nasdaq National Market requires that we maintain a minimum market value of publicly held shares ("MVPHS") of $5 million. Nasdaq defines "publicly held shares" to include all of the outstanding common stock, other than shares held by our officers and directors or by beneficial owners of 10% or more of our common stock. On February 22, 2002, we received a letter from Nasdaq notifying us that our common stock failed to maintain the minimum MVPHS. We have until May 23, 2002 to regain compliance with this MarketPlace Rule. If, at any time before May 23, 2002, the MVPHS of our common stock is $5 million or greater for a minimum of 10 consecutive trading days, Nasdaq will make a determination of whether we are in compliance with the applicable MarketPlace Rule. Under certain circumstances, to ensure that we can sustain long-term compliance, Nasdaq may require that we maintain the MVPHS at or above $5 million for more than 10 consecutive trading days. If we are not able to demonstrate compliance with this MarketPlace Rule on or before May 23, 2002, Nasdaq will provide us written notification that our common stock will be delisted from The Nasdaq National Market. At that time, we will have the opportunity to appeal that decision to delist to a Nasdaq Qualifications Panel. Based upon our calculations, the MVPHS of our common stock was $4,296,138 as of March 18, 2002. We note that the May 23, 2002 deadline relates only to the MVPHS deficiency. The Company may be delisted prior to that date for failure to maintain the minimum bid price of $1.00 per share.

     We currently intend to apply to transfer the securities to The Nasdaq SmallCap Market. To transfer, we must satisfy the continued inclusion requirements for the SmallCap Market, which make available an extended grace period for the minimum $1.00 bid price requirement and has a MVPHS requirement of $1 million. If we submit a transfer application and pay the applicable listing fee by May 15, 2002, initiation of delisting proceedings will be stayed pending the review of the transfer application. If the transfer application is approved, we will have until August 13, 2002 to regain compliance. If at this date the Company is in compliance with the initial listing requirements of The Nasdaq SmallCap Market, we will be granted an additional 180 day grace period, or until February 10, 2003, for compliance with the $1.00 per share minimum bid requirement. In the event the bid price of the stock maintains the $1.00 per share requirements for 30 consecutive days by February 10, 2003, we may be eligible to transfer back to The Nasdaq National Market. If the transfer application is not approved, we will receive notification that the securities will be delisted. At that time, we will have the opportunity to appeal the decision to delist to a Nasdaq Listing Qualifications Panel.

     If our common stock is delisted from The Nasdaq National Market, the common stock would trade on either The Nasdaq SmallCap Market (if the transfer application is approved) or on the OTC Bulletin Board, both of which are viewed by most investors as less desirable and less liquid marketplaces. Thus, delisting from The Nasdaq National Market could make trading our shares more difficult for investors, leading to further declines in share price. It would also make it more difficult for us to raise additional capital. In addition, we would incur additional costs under state blue sky laws to sell equity if our common stock is delisted from The Nasdaq National Market.

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

     Third parties such as operation support system providers, other software firms, consulting firms and systems integration firms help us with marketing, sales, implementation and support of our products. In order to address a broader market and to satisfy customers' requirements associated with the use of independent consulting and systems integration firms, we have increased our focus on indirect sales through our strategic alliance partners, including operational support system providers, other software application companies, consulting firms and systems integration firms. To be successful, we must maintain our relationships with these firms, develop additional similar relationships and generate new business opportunities through joint marketing and sales efforts. We may encounter difficulties in forging and maintaining long-term relationships with these firms for a variety of reasons. These firms may discontinue their relationships with us, fail to devote sufficient resources to market, implement and support our products or develop relationships with our competitors. Many of these firms also work with competing software companies, and our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing our products versus the products of others. In addition, these firms may delay the product implementation or negatively affect our customer relationships. Our agreements with these firms typically are in the form of a non-exclusive referral fee or license and package discount arrangement that may be terminated by either party without cause or penalty and with limited notice.

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

     The revenue growth and profitability of our business depends significantly on the overall demand for software products and services that manage the revenue chain as it has been defined, particularly in the product and service segments in which we compete. Softening demand for these products and services caused by worsening economic conditions may result in decreased revenues or earning levels or growth rates. Recently, the U.S. and European economies have weakened. This has resulted in companies delaying or reducing expenditures, including expenditures for information technology. Highly publicized bankruptcies such as those at Global Crossing, Kmart and Enron have caused further tightening of the credit and equity markets overall. Telecommunication providers are among the most affected by these changes. The credit and equity situation has caused many of the telecommunication providers to significantly cut back capital spending on information technology. This reduction in capital spending has had and may continue to have an adverse impact on us.

     In addition, our current customers' ability to generate revenues or otherwise obtain capital could adversely impact on their ability to purchase additional products or renew maintenance and support agreements with us. If they go out of business there will be no future licenses or services to support revenue. The lack of funding available in our customers' markets, the recent economic downturn in the technology market and customers shutting down operations, combining or declaring bankruptcy may cause our accounts receivable to continue to increase. There is no assurance we will be able to collect all of our outstanding receivables.

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

     - increased price competition; and

     - general conditions in the Internet, technology and the telecommunications industries.

     The stock market has experienced extreme price and volume fluctuations which have particularly affected the market prices of many Internet and computer software companies, including ours.

WE ARE THE TARGET OF SECURITIES CLASS ACTION LITIGATION AND THE VOLATILITY OF OUR STOCK PRICE MAY LEAD TO ADDITIONAL LEGAL PROCEEDINGS BEING BROUGHT AGAINST THE COMPANY WHICH COULD RESULT IN SUBSTANTIAL COSTS AND DIVERT MANAGEMENT ATTENTION AND RESOURCES.

     In December 2001 a putative class action complaint was filed in the United States District Court for the Southern District of New York against us, certain of the underwriters of our initial public offering and certain of our current and former officers and directors. The complaint alleges that the defendants failed to disclose "excessive commissions" paid to the underwriters in exchange for allocating shares to preferred customers, that the underwriters had agreements with preferred customers tying the allocation of shares to the preferred customers' agreements to make additional aftermarket purchases at pre-determined prices. The failure to disclose these alleged arrangements made our prospectus materially false and misleading. Plaintiff seeks unspecified damages and other relief. We intend to defend vigorously against the plaintiff's claims. Such defense may result in substantial costs and divert management attention and resources, which may seriously harm our business. We believe we are entitled to indemnification by the underwriters under the terms of the underwriting agreements. We have notified the underwriters of the action, but the underwriters have not yet agreed to indemnify us and no assurances can be given that such indemnification will be available.

     In addition, in the past, other types of securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. While we are not aware of any other complaints being filed against us, and we do not know of any facts and circumstances that could give rise to a valid course of action, any securities litigation may result in substantial costs and divert management's attention and resources, which may seriously harm our business.

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

     - dependence on sales efforts of third party distributors and systems integrators;

     - difficulties in staffing and managing foreign operations;

     - difficulties in localizing products and supporting customers in foreign countries;

     - reduced protection for intellectual property rights in some countries;

     - greater difficulty in collecting accounts receivable; and

     - uncertainties inherent in transnational operations such as export and import regulations, taxation issues, tariffs and trade barriers.

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

     We believe that our future success will depend to a significant extent upon our ability to enhance our product offering and packaged industry suites and to introduce new products and features to meet the requirements of our customers in a rapidly developing and evolving market. We devote significant resources to refining and expanding our software products, developing our pre-configured industry suites and investigating complimentary products and technologies. The requirements of our customers may change and our present or future products or packaged industry suites may not satisfy the evolving needs of our targeted markets. Due to our cost reduction measures, we have significantly reduced the amount of cash we will utilize for research and development. This reduction may make it more difficult to enhance future product offerings. If we are unable to anticipate or respond adequately to customer needs, we will lose business and our financial performance will suffer.

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

WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY, AND OUR COMPETITORS MAY INFRINGE ON OUR TECHNOLOGY, OR DEVELOP COMPETITIVE TECHNOLOGY, ANY ONE OF WHICH COULD HARM THE VALUE OF OUR PROPRIETARY TECHNOLOGY.

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

CLAIMS BY OTHERS THAT WE INFRINGE THEIR PROPRIETARY TECHNOLOGY COULD BE COSTLY AND HARM OUR BUSINESS.

     Third parties could claim that our current or future products or technology infringe their proprietary rights. An infringement claim against us could be costly even if the claim is invalid, and could distract our management from the operation of our business. Furthermore, a judgment against us could require us to pay substantial damages and could also include an injunction or other court order, that could prevent us from selling our product offering. If we faced a claim relating to proprietary technology or information, we might seek to license technology or information, or modify our own, but we might not be able to do so. Our failure to obtain the necessary licenses or other rights or to develop non-infringing technology could prevent us from selling our products and could seriously harm our business.

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

OUR SUCCESS DEPENDS IN PART ON OUR ABILITY TO MOTIVATE AND RETAIN HIGHLY SKILLED EMPLOYEES, WHICH IS DIFFICULT IN TODAY'S STRUGGLING TECHNOLOGY MARKET.

     Our success depends in large part on our ability to motivate and retain highly skilled information technology professionals, software programmers and sales and marketing professionals. Our restructurings and general cost reductions may create uncertainties that could affect motivation and our ability to retain our employees. While qualified personnel in these fields may be readily employable, turnover of such personnel could create a lack of continuity that could prevent us from managing and competing for existing and future projects or to compete for new customer contracts.

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

RISKS ASSOCIATED WITH OUR SERIES F PREFERRED STOCK

THE HOLDERS OF OUR SERIES F PREFERRED STOCK HAVE RIGHTS THAT ARE SENIOR TO THOSE OF THE HOLDERS OF OUR COMMON STOCK IN THE EVENT OF THE SALE OF OUR COMPANY OR IN THE EVENT OF OUR LIQUIDATION, DISSOLUTION OR WINDING UP.

     The holders of the Series F preferred stock will have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding up. The aggregate amount of that senior claim will be at least $110.94 per share of Series F preferred stock (the "Preferential Amount"), or approximately $26.8 million based on the numbers of shares of Series F preferred stock outstanding at March 18, 2002.

     Additionally, unless otherwise agreed by the holders of at least a majority of the outstanding shares of Series F preferred stock, in the event of a "Sale of the Company" (as defined under the caption "Item 5. Market for Registrant's Common Equity and Related Shareholder Matter - Private Placement of Convertible Preferred Stock"), we are required to redeem all of the issued and outstanding shares of Series F preferred stock for the Preferential Amount per share. As a result, in the event of a Sale of the Company, the holders of the Series F preferred stock would be entitled to the first approximately $26.8 million of the transaction value based on the number of shares of Series F preferred stock outstanding on March 18, 2002.

THE HOLDERS OF OUR SERIES F PREFERRED STOCK HAVE SIGNIFICANT VOTING RIGHTS THAT ARE SENIOR TO THOSE OF THE HOLDERS OF OUR COMMON STOCK.

     The holders of the Series F preferred stock have voting rights entitling them to vote together with the holders of our common stock as a single class and on the basis of 100 votes per share of Series F preferred stock, subject to adjustment for any stock split, stock dividend, reverse stock split, reclassification or consolidation of or on our common stock. As of March 18, 2002, the voting rights of the holders of Series F preferred stock, excluding shares of common stock currently owned by the holders of the Series F preferred stock, would constitute a majority of the entire voting class of common stock, or more than 60%, if the Warrant holders exercise the Warrants.

     As discussed below, the holders of the Series F preferred stock have the right to vote together with the holders of our common stock as a single class and on the basis of 100 votes per share of Series F preferred stock. As a result, the holders of the outstanding Series F preferred stock would control a majority of the outstanding vote. Additionally, certain of the holders of Series F preferred stock would beneficially own a significant number of shares of our outstanding common stock. When combined with the shares of common stock that they beneficially own, the holders of our Series F preferred stock would control more than 58% of the vote on any proposal submitted to the holders of our outstanding common stock, or more than 67% of the vote if the holders of the Series F preferred stock exercise their Warrants and warrants to purchase common stock. In the event that we seek stockholder approval of a transaction or action involving the Sale of the Company and/or the liquidation, dissolution or winding down or the Company, the holders of the Series F preferred stock will control a majority of the vote and, as a result, would control or significantly influence the outcome of a proposal with respect to such a transaction or action, whether or not the holders of our common stock support or oppose the proposal. See "-- The holders of our Series F preferred stock have significant voting rights that are senior to those of the holders of our common stock" and "The Private Placement investors acquired voting power of our capital stock sufficient to enable the investors to control or significantly influence all major corporate decisions" below.

     On March 18, 2002, we had 22,611,255 shares of common stock issued and outstanding and 241,882 shares of Series F preferred stock issued and outstanding. Additionally, we had outstanding Warrants for the purchase of an aggregate of 109,068 shares of Series F preferred stock.

     Following the conversion of the Series F preferred stock, the holders will be entitled to vote the number of shares of common stock issued upon conversion. As a result, the holders of Series F preferred stock have a significant ability to determine the outcome of matters submitted to our stockholders for a vote, including a vote with respect to a Sale of the Company and/or liquidation, dissolution or winding down of the Company. Additionally, the holders of the Series F preferred stock are entitled to vote as a separate class on certain matters, including:

     - the authorization or issuance of any other class or series of preferred stock ranking senior to or equal with the Series F preferred stock as to payment of amounts distributable upon dissolution, liquidation or winding down of Daleen;

     - the issuance of any additional shares of Series F preferred stock;

     - the reclassification of any capital stock into shares having preferences or priorities senior to or equal with the Series F preferred stock;

     - the amendment, alteration, or repeal of any rights of the Series F preferred stock; and

     - the payment of dividends on any other class or series of capital stock of Daleen, including the payment of dividends on our common stock.

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

     The Series F preferred stock is convertible at any time into a substantial percentage of the outstanding shares of our common stock. The issuance of the Series F preferred stock has resulted in substantial dilution to the interests of the holders of our common stock. The exercise of the Warrants will result in further dilution. The number of shares of our common stock issuable upon conversion of the Series F preferred stock, and the extent of dilution to existing stockholders, depends on a number of factors, including events that cause an adjustment to the conversion price.

     Due to the reset provision of the Series F preferred stock, the conversion price is $0.9060. On March 18, 2002, we issued 734,700 shares of common stock upon conversion of 6,000 shares of Series F preferred stock. Based on the number of shares of Series F preferred stock that remained outstanding as of March 18, 2002, if all of the holders of the Series F preferred stock and Warrants exercise the Warrants in full and convert all of the remaining shares of Series F preferred stock and Warrants into shares of common stock, we would issue an aggregate of approximately 42,973,937 additional shares of common stock.

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

THE SERIES F PREFERRED STOCK IS AUTOMATICALLY CONVERTIBLE ONLY IN LIMITED CIRCUMSTANCES AND, AS A RESULT COULD BE OUTSTANDING INDEFINITELY.

     The Series F preferred stock will convert automatically into common stock only if, after March 30, 2002, the closing price of our common stock on The Nasdaq National Market or a national securities exchange is at least $3.3282 per share for ten out of any 20 trading day period. Otherwise, the shares of Series F preferred stock are convertible only at the option of the holder. Further, the Series F preferred stock is not subject to automatic conversion if our common stock is not then listed for trading on The Nasdaq National Market or a national securities exchange. Each Warrant is exercisable for Series F preferred stock in whole or in part at any time during a five-year exercise period at the sole discretion of the Warrant holder and will not be convertible or callable at the election of us. As a result of these provisions, the Series F preferred stock may remain outstanding indefinitely.

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

     Following is information on HarbourVest Partners VI-Direct Fund L.P., one of the purchasers in the Private Placement as of March 18, 2002:

     - HarbourVest Partners VI-Direct Fund L.P. is managed by HarbourVest, which also manages HarbourVest Partners V-Direct Fund L.P.

     - HarbourVest, through funds it manages, beneficially owns approximately 35.44% of our common stock, based on a Series F preferred stock conversion price of $0.9060 and assuming conversion of all of the outstanding shares of Series F preferred stock and exercise of all HarbourVest funds' Warrants and outstanding warrants to purchase our common stock.

     - Prior to the conversion of the Series F preferred stock, but assuming exercise of the HarbourVest funds' Warrants and their other warrants, HarbourVest would control approximately 34.24% of the voting power of Daleen, or 27.42% prior to exercising the HarbourVest funds' Warrants and other warrants, based on the voting rights of the Series F preferred stock.

     Following is information on SAIC Venture Capital Corporation, one of the purchasers in the private placement, as of March 18, 2002:

     - SAIC Venture Capital Corporation beneficially owns approximately 24.91% of our outstanding common stock, based on a Series F preferred stock conversion price of $0.9060 and assuming conversion of all of the outstanding shares of Series F preferred stock and exercise of SAIC Venture Capital Corporation's Warrants.

     - Prior to the conversion of the Series F preferred stock, but assuming exercise of its Warrants, SAIC Venture Capital Corporation would control approximately 23.66% of the voting power of Daleen, or 19.25% prior to the exercise of its Warrants, based on the voting rights of the Series F preferred stock.

SALES OF A SUBSTANTIAL NUMBER OF SHARES OF COMMON STOCK IN THE PUBLIC MARKET, COULD LOWER OUR STOCK PRICE AND IMPAIR OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

     Pursuant to the terms of the Purchase Agreements, the Company has filed with the Securities and Exchange Commission a Registration Statement on Form S-3 for the purpose of registering the shares of common stock issuable upon conversion of the Series F preferred stock. The Securities and Exchange Commission declared the Registration statement effective on September 25, 2001. Pursuant to other agreements with third parties, the Company has included in the Registration Statement shares of common stock held or that may be acquired by certain other stockholders of the Company. As a result, the Registration Statement covers an aggregate of 56,192,841 shares of common stock. The holders of the shares of common stock included in the Registration Statement are not obligated to sell any or all of the shares to be registered. However, it permits the holders of the registered shares, including the shares of common stock issuable upon conversion of the Series F preferred stock, to sell their shares of our common stock in the public market or in private transactions from time to time until all of the shares are sold or the shares otherwise may be transferred without restriction under the securities laws.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Our Board of Directors currently consists of Paul G. Cataford, James Daleen, Daniel J. Foreman, Stephen J. Getsy, P.J. Hilbert and Ofer Nemirovsky. William A. Roper, Jr. recently submitted his resignation from the Board of Directors effective March 31, 2002.

     In accordance with General Instruction G(3) of the Form 10-K, additional information relating to the directors of Daleen, including directors who are executive officers of Daleen, is set forth in Daleen's Proxy Statement for the 2002 Annual Meeting of Stockholders (the "Proxy Statement") and is incorporated herein by reference. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of Daleen is set forth under the caption "Executive Officers of the Registrant" in Part I, Item 4A of this report.

     Compliance with Section 16(a) of the Securities Exchange Act of 1934:
Section 16(a) of the Securities Exchange of 1934, as amended, and regulations of the Securities and Exchange Commission thereunder require our directors and executive officers and any persons who own more than 10% of Daleen's Common Stock, as well as certain affiliates of such persons, to file reports with the Securities and Exchange

Commission and the National Association of Securities Dealers, Inc. with respect to their ownership of our common stock. Directors, executive officers and persons owning more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required of those persons, we believe that during fiscal 2001, all filing requirements applicable to its directors and executive officers were complied with, except that Jeanne Prayther filed a Form-3 shortly after the required deadline for filing. We are not aware of any other persons other than directors and executive officers and their affiliates who own more than 10% of our common stock.

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

        2. Financial Statement Schedule

        Schedule II Valuation and Qualifying Accounts. Submitted as a separate section of the financial statements on page F-31.

     (b) Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

EXHIBIT LIST

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
3.1(a)+   Certificate of Incorporation of Daleen Technologies, Inc.
          (Incorporated by reference to Exhibit 3.1 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999)
3.1(b)+   Certificate of Amendment to Certificate of Incorporation of
          Daleen Technologies, Inc. (Incorporated by reference to
          Exhibit 10.2 to the Company's Form 8-K (File No. 0-27491)
          filed on June 15, 2001)
3.2+      Bylaws of Daleen Technologies, Inc. (Incorporated by
          reference to Exhibit 3.2 to the Company's Registration
          Statement on Form S-1 (File No 333-82487) filed on September
          30, 1999). (Incorporated by reference to Exhibit 3.2 to the
          Company's Registration Statement on Form S-1 (File No
          333-82487) filed on September 30, 1999)
4.1+      See Exhibits 3.1(a), 3.1(b) and 3.2 for provisions of the
          certificate of incorporation, as amended, and bylaws of
          Daleen Technologies, Inc. defining rights of the holders of common stock and preferred stock of Daleen Technologies,
          Inc. (Incorporated by reference to Exhibit 4.1 to the
          Company's Registration Statement on Form S-1 (File No.
          333-82487) filed on September 30, 1999 and incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File
          No. 0-27491) filed on June 15, 2001)
4.2+      Specimen stock certificate (Incorporated by reference to
          Exhibit 4.2 to the Company's Registration Statement on Form
          S-1 (File No. 333-82487) filed on September 30, 1999)
10.1+     Employment Agreement, dated December 1, 1994, between James
          Daleen and Daleen Technologies, Inc. (Incorporated by
          reference to Exhibit 10.1 to the Company's Registration
          Statement on Form S-1 (File No. 333-82487) filed on
          September 30, 1999)
10.2+     Amendment to Employment Agreement dated September 5, 1997, between James Daleen and Daleen Technologies, Inc.
          (Incorporated by reference to Exhibit 10.2 to the Company's
          Registration Statement on Form S-1 (File No 333-82487) filed on September 30, 1999)
10.3+     Third Amendment to the Employment Agreement, effective March
          1, 1999, between James Daleen and Daleen Technologies, Inc.
          (Incorporated by reference to Exhibit 10.3 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999)
10.4+     Employment Agreement, dated, January 31, 1998, between David
          B. Corey and Daleen Technologies, Inc. (Incorporated by
          reference to Exhibit 10.4 to the Company's Registration
          Statement on Form S-1 (File No. 333-82487) filed on
          September 30, 1999)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.5+     Employment Agreement, dated April 28, 1999, between Stephen
          M. Wagman and Daleen Technologies, Inc. (Incorporated by
          reference to Exhibit 10.9 to the Company's Registration
          Statement on Form S-1 (File No. 333-82487) filed on
          September 30, 1999)
10.6+     Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on
          Form S-1 (File No 333-82487) filed on September 30, 1999)
10.7+     Daleen Technologies, Inc. Amended and Restated Stock
          Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File
          No. 333-82487) filed on September 30, 1999)
10.8+     Daleen Technologies, Inc. 1998 Incentive Stock Option Plan
          (Incorporated by reference to Exhibit 10.12 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999)
10.9+     Daleen Technologies, Inc. 1997 Incentive Stock Option Plan
          (Incorporated by reference to Exhibit 10.13 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999)
10.10+    Daleen Technologies, Inc. 1995 Incentive Stock Option Plan
          (Incorporated by reference to Exhibit 10.14 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999)
10.11+    Daleen Technologies, Inc. 1998 Employee Non-Qualified Stock
          Option Plan (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No.
          333-82487) filed on September 30, 1999)
10.12+    Daleen Technologies, Inc. 1996 Employee Non-Qualified Stock
          Option Plan (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (File No.
          333-82487) filed on September 30, 1999)
10.13+    Daleen Technologies, Inc. 1994 Employee Non-Qualified Stock
          Option Plan (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No.
          333-82487) filed on September 30, 1999)
10.14+    Lease Agreement, dated August 4, 1992, by Innovative
          Selective Software, Inc., and Crow-Childress-Donner, Limited
          (Incorporated by reference to Exhibit 10.18 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999)
10.15+    First Amendment to Lease Agreement, dated December 29, 1994, by Daleen Technologies Inc, successor to Innovative
          Selective Software, Inc., and Regent Holding Corporation,
          successor to Crow-Childress-Donner (Incorporated by
          reference to Exhibit 10.19 to the Company's Registration
          Statement on Form S-1 (File No. 333-82487) filed on
          September 30, 1999)
10.16+    Lease Agreement, dated August 27, 1998, by Daleen
          Technologies, Inc. and Regent Holding Corporation
          (Incorporated by reference to Exhibit 10.20 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999)
10.17+    First Amendment to Lease, dated December 2, 1998, between
          Daleen Technologies, Inc. and Regent Holding Corporation
          (Incorporated by reference to Exhibit 10.21 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999)
10.18+    Second Amendment to Lease, dated January 16, 1999, between
          Daleen Technologies, Inc. and Regent Holding Corporation
          (Incorporated by reference to Exhibit 10.22 to the Company's
          Registration Statement on Form S-1 (File No. 333-82487)
          filed on September 30, 1999)
10.19+    Sublease Agreement, dated August 2, 1999, between W.R. Grace
          & Co. and Daleen Technologies, Inc. (Incorporated by
          reference to Exhibit 10.24 to the Company's Registration
          Statement on Form S-1 (File No. 333-82487) filed on
          September 30, 1999)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.20+    Employment Agreement, dated April 7, 1997, between John Z.
          Yin and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on
          Form S-1 (File No. 333-82487) filed on September 30, 1999)
10.21+    Employment Agreement, dated April 7, 1997, betwee n Frank
          Dickinson and Daleen Technologies, Inc. (Incorporated by
          reference to Exhibit 10.26 to the Company's Registration
          Statement on Form S-1 (File No. 333-82487) filed on
          September 30, 1999)
10.22+    Employment Agreement, dated July 22, 1998, between David
          McTarnaghan and Daleen Technologies, Inc. (Incorporated by
          reference to Exhibit 10.27 to the Company's Registration
          Statement on Form S-1 (File No. 333-82487) filed on
          September 30, 1999)
10.23+    Indemnity Escrow Agreement dated December 16, 1999, between the Company, Daleen Canada Corporation, Inlogic Software
          Inc., the shareholders of Inlogic Software Inc., and
          Montreal Trust Company of Canada, as escrow agent
          (Incorporated by reference to Exhibit 10.1 to the Company's
          Form 8-K (File No. 333-82487) filed on December 30, 1999)
10.24+    Employee/Shareholder Escrow Agreement dated December 16,
          1999, between the Company, Daleen Canada Corporation,
          Inlogic Software Inc., the employee shareholders of Inlogic
          Software Inc., and Montreal Trust Company of Canada, as
          escrow agent (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K (File No. 333-82487) filed on
          December 30, 1999)
10.25+    Exchange Trust Agreement dated December 16, 1999, between
          the Company, Daleen Canada Corporation, Daleen Callco
          Corporation, the shareholders of Inlogic Software Inc., and
          Montreal Trust Company of Canada, as trustee (Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K (File
          No. 333-82487) filed on December 30, 1999)
10.26+    Registration Rights Agreement dated December 16, 1999,
          between the Company and the shareholders of Inlogic Software
          Inc. (Incorporated by reference to Exhibit 10.5 to the
          Company's Form 8-K (File No. 333-82487) filed on December
          30, 1999)
10.27+    Loan Agreement dated August 18, 2000 by and between Bank of
          America, N.A., a national banking association and Daleen
          Technologies, Inc. (Incorporated by reference to Exhibit
          10.1 to the Company's Quarterly Report on Form 10-Q (File
          No. 0-27491) filed on November 14, 2000)
10.28+    Promissory Note dated August 18, 2000 by and between Bank of
          America, N.A., a national banking association and Daleen
          Technologies, Inc. (Incorporated by reference to Exhibit
          10.2 to the Company's Quarterly Report on Form 10-Q (File
          No. 0-27491) filed on November 14, 2000)
10.29+    Office Lease Agreement dated May 5, 2000, between Daleen
          Technologies, Inc., Daleen Canada Corporation and The Atrium
          on Bay Inc. (Incorporated by reference to Exhibit 10.1 to
          the Company's Quarterly Report on Form 10-Q (File No.
          0-27491) filed on August 14, 2000)
10.30+    Second Amendment to Lease, dated May 31, 2000, between
          Daleen Technologies, Inc. and Regent Holding Corporation.
          (Incorporated by reference to Exhibit 10.2 to the Company's
          Quarterly Report on Form 10-Q (File No. 0-27491) filed on
          August 14, 2000)
10.31+    Third Amendment to Lease, dated May 31, 2000, between Daleen
          Technologies, Inc. and Regent Holding Corporation.
          (Incorporated by reference to Exhibit 10.3 to the Company's
          Quarterly Report on Form 10-Q (File No. 0-27491) filed on
          August 14, 2000)
10.32+    Daleen Technologies, Inc. Amended & Restated 1999 Stock
          Incentive Plan (Incorporated by reference to Exhibit 10 .37 to the Company's Form 10-K405 (File No. 0-27491) filed on
          April 5, 2001)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.33+    Promissory Note and Stock Pledge Agreement dated January 11,
          2001 by and between James Daleen and J.D. Investment Company
          Limited Partnership and Daleen Technologies, Inc.
          (Incorporated by reference to Exhibit 10.38 to the Company's
          Form 10-K405 (File No. 0-27491) filed on April 5, 2001.)
10.34+    PartnerCommunity Inc. 2000 Stock Incentive Plan
          (Incorporated by reference to Exhibit 10.39 to the Company's
          Form 10-K405 (File No 0-27491) filed on April 5, 2001)
10.35+    Securities Purchase Agreement dated March 30, 2001 by and
          between Daleen Technologies, Inc. and the Escrow Purchasers named therein (Incorporated by reference to Exhibit 10.45 to the Company's Form 10-K405 (File No 0-27491) filed on April
          5, 2001)
10.36+    Form of Certificate of Amendment for the Series F
          Convertible Preferred Stock (Incorporated by reference to
          Exhibit 10.46 to the Company's Form 10-K405 (File No.
          0-27491) filed on April 5, 2001)
10.37+    Form of Warrant Agreement by and between Daleen
          Technologies, Inc. and the Escrow Purchasers name therein
          (Incorporated by reference to Exhibit 10.47 to the Company's
          Form 10-K405 (File No. 0-27491) filed on April 5, 2001)
10.38+    Registration Rights Agreement dated March 30, 2001 by and
          between Daleen Technologies, Inc. and the Escrow Purchasers named therein (Incorporated by reference to Exhibit 10.48 to the Company's Form 10-K405 (File No 0-27491) filed on April
          5, 2001)
10.39+    Escrow Agreement dated March 30, 2001 by and between Daleen
          Technologies, Inc. and the Escrow Purchasers named therein
          (Incorporated by reference to Exhibit 10.49 to the Company's
          Form 10-K405 (File No 0-27491) filed on April 5, 2001)
10.40+    Employment Agreement, dated April 21, 2000 between Steven
          Kim and Daleen Technologies (Incorporated by reference to
          Exhibit 10.9 to the Company's Form 10-Q (File No. 0-27491)
          filed on May 15, 2001)
10.41+    Amendment, dated September 10, 2001, to Exhibit B of
          Employment Agreement dated January 31, 1998 by and between
          Daleen Technologies, Inc. and David B. Corey (Incorporated
          by reference to Exhibit 10.1 to the Company's Quarterly
          Report on Form 10-Q (File No. 0-27491) filed on November 14,
          2001)
10.42+    Agreement of Interpretation, dated October 23, 2001,
          regarding Employment Agreement dated January 31, 1998, as
          amended, by and between Daleen Technologies, Inc. and David
          B. Corey (Incorporated by reference to Exhibit 10.1 to the
          Company's Quarterly Report on Form 10-Q (File No 0-27491)
          filed on November 14, 2001)
10.43+    Relocation Agreement, dated July 11, 2001, by and between
          Daleen Technologies, Inc. and David B. Corey (Incorporated
          by reference to Exhibit 10.1 to the Company's Quarterly
          Report on Form 10-Q (File No 0-27491) filed on November 14,
          2001)
10.44+    Employment Agreement, dated May 31, 2000, by and between
          Daleen Technologies, Inc. and Jeanne T. Prayther
          (Incorporated by reference to Exhibit 10.1 to the Company's
          Quarterly Report on Form 10-Q (File No 0-27491) filed on
          November 14, 2001)
10.45+    Amendment, dated August 22, 2001, to Employment Agreement
          dated May 31, 2000 by and between Daleen Technologies, Inc.
          and Jeanne T. Prayther (Incorporated by reference to Exhibit
          10.1 to the Company's Quarterly Report on Form 10-Q (File
          No. 0-27491) filed on November 14, 2001)
10.46+    Retention Bonus Agreement, dated August 22, 2001, by and
          between Daleen Technologies, Inc. and Jeanne T. Prayther
          (Incorporated by reference to Exhibit 10.1 to the Company's
          Quarterly Report on Form 10-Q (File No 0-27491) filed on
          November 14, 2001)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.47+    Amendment, dated September 20, 2001, to Employment Agreement dated April 21, 2000 by and between Daleen Technologies,
          Inc. and Steven R. Kim (Incorporated by reference to Exhibit
          10.1 to the Company's Quarterly Report on Form 10-Q (File
          No. 0-27491) filed on November 14, 2001)
10.48+    Amendment, dated July 18, 2001, to the Daleen Technologies,
          Inc. Amended and Restated 1999 Stock Incentive Plan
          (Incorporated by reference to Exhibit 10.1 to the Company's
          Quarterly Report on Form 10-Q (File No 0-27491) filed on
          November 14, 2001)
10.49+    Daleen Technologies, Inc. 2001 Broad-Based Stock Incentive
          Plan (Incorporated by reference to Exhibit 10.1 to the
          Company's Quarterly Report on Form 10-Q (File No. 0-27491)
          filed on November 14, 2001)
10.50     Severance and Release Agreement dated effective December 31,
          2001 by and between Daleen Technologies, Inc. and David B.
          Corey
10.51     Lease Termination Agreement dated December 31, 2001 by and between Daleen Technologies, Inc. and Rodney K. Longman
10.52     Partial Lease Termination Agreement dated effective December
          31, 2001 by and between Daleen Technologies, Inc. and Boss
          Lakeside Three, LLC
21.1      Subsidiaries
23.1      Independent Auditors' Consent

---------------

+ Previously filed.

     (c) Reports on Form 8-K:

          1. Report on Form 8-K filed October 19, 2001 with respect to the October Restructuring.

          2. Report on Form 8-K filed October 25, 2001 with respect to third quarter financial operating results.

          3. Report on Form 8-K filed December 14, 2001 with respect to the filing of a class action lawsuit.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of April, 2002.

                                          Daleen Technologies, Inc.

                                          By: /s/     JAMES DALEEN
                                            ------------------------------------
                                                        James Daleen
                                            Chairman of the Board, President and
                                             Chief Executive Officer (Principal
                                                     Executive Officer)

                               POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                   SIGNATURE                                      TITLE                      DATE
                   ---------                                      -----                      ----
                /s/ JAMES DALEEN                    Chairman of the Board, President
------------------------------------------------      and Chief Executive Officer
                  James Daleen                        (Principal Executive Officer)      April 1, 2002

             /s/ JEANNE T. PRAYTHER                 Chief Financial Officer (Principal
------------------------------------------------      Financial and Accounting
               Jeanne T. Prayther                     Officer)                           April 1, 2002

              /s/ PAUL G. CATAFORD                  Director
------------------------------------------------
                Paul G. Cataford                                                         April 1, 2002

             /s/ DANIEL J. FOREMAN                  Director
------------------------------------------------
               Daniel J. Foreman                                                         April 1, 2002

              /s/ STEPHEN J. GETSY                  Director
------------------------------------------------
                Stephen J. Getsy                                                         April 1, 2002

              /s/ PAULA J. HILBERT                  Director
------------------------------------------------
                Paula J. Hilbert                                                         April 1, 2002

              /s/ OFER NEMIROVSKY                   Director
------------------------------------------------
                Ofer Nemirovsky                                                          April 1, 2002

                           DALEEN TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 2001

                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
  Daleen Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of Daleen Technologies, Inc. and Subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, redeemable preferred stock and stockholders' (deficit) equity and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2001, as listed in item 14(a)2 of the Company's 2001 Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daleen Technologies, Inc. and Subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $201.3 million at December 31, 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Miami, Florida
January 22, 2002 except as to note 19 which is as of March 29, 2002

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 2001
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                2000       2001
                                                              --------   ---------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 22,268   $  13,093
  Restricted cash...........................................       931          30
  Accounts receivable, less allowance for doubtful accounts
     of $4,600 at December 31, 2000 and $3,789 at December
     31, 2001...............................................    13,091       2,397
  Costs in excess of billings...............................     2,213           5
  Unbilled revenue..........................................       838         488
  Other current assets......................................       904         431
                                                              --------   ---------
          Total current assets..............................    40,245      16,444
Notes receivable, less reserve of $0 at December 31, 2000
  and $1,188 at December 31, 2001...........................       493         659
Property and equipment, net.................................    10,146       2,704
Goodwill, net of accumulated amortization of $15,026 at
  December 31, 2000 and $58,060 at December 31, 2001........    43,012          --
Other intangible asset, net of accumulated amortization of
  $786 at December 31, 2000 and $1,500 at December 31,
  2001......................................................     1,714          --
Other assets................................................     3,852       1,386
                                                              --------   ---------
          Total assets......................................  $ 99,462   $  21,193
                                                              ========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  2,968   $     678
  Accrued payroll and other accrued expenses................    12,731       3,733
  Billings in excess of costs...............................     1,466       1,323
  Deferred revenue..........................................     2,944       1,013
  Other current liabilities.................................     1,061          --
                                                              --------   ---------
          Total current liabilities.........................    21,170       6,747
Long term portion of capitalized lease......................       607          --
                                                              --------   ---------
          Total liabilities.................................    21,777       6,747
Commitments and contingencies
Minority interest...........................................       184         184
Stockholders' equity:
  Series F Convertible Preferred Stock $.01 par value;
     356,950 shares authorized; none issued or outstanding
     at December 31, 2000; 247,882 shares issued and
     outstanding ($110.94 per share liquidation value) as of
     December 31, 2001......................................        --      25,564
  Common stock-$.01 par value. 70,000,000 shares authorized;
     21,781,727 shares issued and outstanding at December
     31, 2000 and 21,876,554 shares issued and outstanding
     at December 31, 2001...................................       218         219
  Stockholders notes receivable.............................      (274)       (241)
  Deferred stock compensation...............................    (2,148)        (88)
  Additional paid-in capital................................   161,460     190,065
  Accumulated deficit.......................................   (81,755)   (201,257)
                                                              --------   ---------
          Total stockholders' equity........................    77,501      14,262
                                                              --------   ---------
          Total liabilities and stockholders' equity........  $ 99,462   $  21,193
                                                              ========   =========

          See accompanying notes to consolidated financial statements.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1999       2000       2001
                                                              --------   --------   ---------
Revenue:
  License fees..............................................  $ 12,404   $ 26,886   $   3,565
  Professional services and other...........................     8,321     16,743       8,867
                                                              --------   --------   ---------
          Total revenue.....................................    20,725     43,629      12,432
                                                              --------   --------   ---------
Cost of revenue:
  License fees..............................................        64        682       1,646
  Professional services and other...........................     7,721     13,878       7,302
                                                              --------   --------   ---------
          Total cost of revenue.............................     7,785     14,560       8,948
                                                              --------   --------   ---------
Gross Margin................................................    12,940     29,069       3,484
Operating expenses:
  Sales and marketing.......................................     4,342     14,680      10,895
  Research and development..................................     9,348     27,215      12,502
  Purchased in-process research and development.............     6,347         --          --
  General and administrative................................     8,965     18,210      13,820
  Amortization of goodwill and other intangibles............       607     15,205      12,014
  Impairment of long-lived assets...........................        --         --      34,604
  Restructuring charges.....................................        --         --      11,763
                                                              --------   --------   ---------
          Total operating expenses..........................    29,609     75,310      95,598
                                                              --------   --------   ---------
Operating loss..............................................   (16,669)   (46,241)    (92,114)
                                                              --------   --------   ---------
Nonoperating income:
  Interest income, net......................................       961      2,335         875
  Other income..............................................       368        121         250
                                                              --------   --------   ---------
          Total nonoperating income.........................     1,329      2,456       1,125
                                                              --------   --------   ---------
Net loss....................................................   (15,340)   (43,785)    (90,989)
Accretion of preferred stock................................      (122)        --          --
Preferred stock dividends arising from beneficial conversion
  features..................................................        --         --     (28,512)
                                                              --------   --------   ---------
Net loss applicable to common stockholders..................  $(15,462)  $(43,785)  $(119,501)
                                                              ========   ========   =========
Net loss applicable to common stockholders per share --basic
  and diluted...............................................  $  (1.06)  $  (2.02)  $   (5.47)
                                                              ========   ========   =========
Weighted average shares -- basic and diluted................    14,548     21,671      21,836
                                                              ========   ========   =========

          See accompanying notes to consolidated financial statements.

                   DALEEN TECHNOLOGIES INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                       AND STOCKHOLDERS' (DEFICIT) EQUITY
                 YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     REDEEMABLE PREFERRED STOCK
                                           ------------------------------------------------------------------------------
                                                 SERIES A           SERIES D AND D-1            SERIES E
                                           --------------------   ---------------------   ---------------------
                                             NUMBER                 NUMBER                  NUMBER
                                               OF                     OF                      OF
                                             SHARES     AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT     TOTAL
                                           ----------   -------   ----------   --------   ----------   --------   -------
Balance, December 31, 1998...............   3,000,000     7,500    4,908,379     14,297           --         --    21,797
 Deferred stock compensation.............          --        --           --         --           --         --        --
 Non-cash stock compensation expense.....          --        --           --         --           --         --        --
 Issuance of preferred stock-Series E,
   net...................................          --        --           --         --    1,496,615     13,404    13,404
 Accretion of preferred stock............          --        --           --        119           --          3       122
 Exercise of stock options and
   warrants..............................          --        --           --         --           --         --        --
 Payment of stockholder note
   receivable............................          --        --           --         --           --         --        --
 Issuance of common stock for initial
   public offering, net of expenses......          --        --           --         --           --         --        --
 Conversion of mandatorily redeemable
   preferred stock issuance of initial
   public offering.......................  (3,000,000)   (7,500)  (4,908,379)   (14,416)  (1,496,615)   (13,407)  (35,323)
 Acquisition of Inlogic Software, Inc.
   plus expenses.........................          --        --           --         --           --         --        --
 Net loss................................          --        --           --         --           --         --        --
                                           ----------   -------   ----------   --------   ----------   --------   -------
Balance, December 31, 1999...............          --        --           --         --           --         --        --
 Additional expenses associated with
   initial public offering...............          --        --           --         --           --         --        --
 Forfeitures of unvested stock options...          --        --           --         --           --         --        --
 Non-cash stock compensation expense.....          --        --           --         --           --         --        --
 Exercise of stock options and
   warrants..............................          --        --           --         --           --         --        --
 Payment of stockholder note
   receivable............................          --        --           --         --           --         --        --
 Non-cash interest on stockholder loan...          --        --           --         --           --         --        --
 Issuance of stockholder note............          --        --           --         --           --         --        --
 Net loss................................          --        --           --         --           --         --        --
                                           ----------   -------   ----------   --------   ----------   --------   -------
Balance, December 31, 2000...............          --   $    --           --   $     --           --   $     --   $    --
 Issuance of preferred stock-Series F,
   net...................................          --        --           --         --           --         --        --
 Options issued for consulting services
   related to Series F issuance..........          --        --           --         --           --         --        --
 Preferred stock dividends arising from
   beneficial conversion features........          --        --           --         --           --         --        --
 Issuance of warrants related to Series F
   preferred stock.......................          --        --           --         --           --         --        --
 Forfeitures of unvested stock options...          --        --           --         --           --         --        --
 Non-cash stock compensation expense.....          --        --           --         --           --         --        --
 Exercise of stock options and
   warrants..............................          --        --           --         --           --         --        --
 Payment of stockholder note
   receivable............................          --        --           --         --           --         --        --
 Non-cash interest on stockholder note...          --        --           --         --           --         --        --
 Warrants issued-Non-cash settlement
   expense...............................          --        --           --         --           --         --        --
 Net loss................................          --        --           --         --           --         --        --
                                           ----------   -------   ----------   --------   ----------   --------   -------
Balance, December 31, 2001...............          --        --           --         --           --         --        --
                                           ==========   =======   ==========   ========   ==========   ========   =======


                                                 SERIES C             SERIES F
                                             PREFERRED STOCK       PREFERRED STOCK         COMMON STOCK
                                           --------------------   -----------------   -----------------------     STOCK-
                                             NUMBER               NUMBER                NUMBER                    HOLDER
                                               OF                   OF                    OF          PAR         NOTES
                                             SHARES     AMOUNT    SHARES    AMOUNT      SHARES       VALUE      RECEIVABLE
                                           ----------   -------   -------   -------   ----------   ----------   ----------
Balance, December 31, 1998...............   1,213,584     5,301        --        --    3,240,020           32         --
 Deferred stock compensation.............          --        --        --        --           --           --         --
 Non-cash stock compensation expense.....          --        --        --        --           --           --         --
 Issuance of preferred stock-Series E,
   net...................................          --        --        --        --           --           --         --
 Accretion of preferred stock............          --        --        --        --           --           --         --
 Exercise of stock options and
   warrants..............................          --        --        --        --      800,574            8       (574)
 Payment of stockholder note
   receivable............................          --        --        --        --           --           --        372
 Issuance of common stock for initial
   public offering, net of expenses......          --        --        --        --    4,531,400           46         --
 Conversion of mandatorily redeemable
   preferred stock issuance of initial
   public offering.......................  (1,213,584)   (5,301)       --        --   10,618,578          106         --
 Acquisition of Inlogic Software, Inc.
   plus expenses.........................          --        --        --        --    2,217,674           22         --
 Net loss................................          --        --        --        --           --           --         --
                                           ----------   -------   -------   -------   ----------   ----------     ------
Balance, December 31, 1999...............          --        --        --        --   21,408,246          214       (202)
 Additional expenses associated with
   initial public offering...............          --        --        --        --           --           --         --
 Forfeitures of unvested stock options...          --        --        --        --           --           --         --
 Non-cash stock compensation expense.....          --        --        --        --           --           --         --
 Exercise of stock options and
   warrants..............................          --        --        --        --      373,481            4         --
 Payment of stockholder note
   receivable............................          --        --        --        --           --           --        122
 Non-cash interest on stockholder loan...          --        --        --        --           --           --        (10)
 Issuance of stockholder note............          --        --                               --           --       (184)
 Net loss................................          --        --        --        --           --           --         --
                                           ----------   -------   -------   -------   ----------   ----------     ------
Balance, December 31, 2000...............          --   $    --        --        --   21,781,727   $      218     $ (274)
 Issuance of preferred stock-Series F,
   net...................................          --        --   247,882    25,564           --           --         --
 Options issued for consulting services
   related to Series F issuance..........          --        --        --        --           --           --         --
 Preferred stock dividends arising from
   beneficial conversion features........          --        --        --        --           --           --         --
 Issuance of warrants related to Series F
   preferred stock.......................          --        --        --        --           --           --         --
 Forfeitures of unvested stock options...          --        --        --        --           --           --         --
 Non-cash stock compensation expense.....          --        --        --        --           --           --         --
 Exercise of stock options and
   warrants..............................          --        --        --        --       94,827            1         --
 Payment of stockholder note
   receivable............................          --        --        --        --           --           --         53
 Non-cash interest on stockholder note...          --        --        --        --           --           --        (20)
 Warrants issued-Non-cash settlement
   expense...............................          --        --        --        --           --           --         --
 Net loss................................          --        --        --        --           --           --         --
                                           ----------   -------   -------   -------   ----------   ----------     ------
Balance, December 31, 2001...............          --        --   247,882    25,564   21,876,554          219       (241)
                                           ==========   =======   =======   =======   ==========   ==========     ======


                                           DEFERRED    ADDI-
                                            STOCK      TIONAL    ACCUMU-
                                           COMPEN-    PAID-IN     LATED
                                            SATION    CAPITAL    DEFICIT     TOTAL
                                           --------   --------   --------   --------
Balance, December 31, 1998...............       --       3,278    (22,508)   (13,897)
 Deferred stock compensation.............   (3,110)      3,110         --         --
 Non-cash stock compensation expense.....       79          --         --         79
 Issuance of preferred stock-Series E,
   net...................................       --          --         --         --
 Accretion of preferred stock............       --          --       (122)      (122)
 Exercise of stock options and
   warrants..............................       --       1,817         --      1,251
 Payment of stockholder note
   receivable............................       --          --         --        372
 Issuance of common stock for initial
   public offering, net of expenses......       --      48,940         --     48,986
 Conversion of mandatorily redeemable
   preferred stock issuance of initial
   public offering.......................       --      40,517         --     35,322
 Acquisition of Inlogic Software, Inc.
   plus expenses.........................       --      62,784         --     62,806
 Net loss................................       --          --    (15,340)   (15,340)
                                           -------    --------   --------   --------
Balance, December 31, 1999...............   (3,031)    160,446    (37,970)   119,457
 Additional expenses associated with
   initial public offering...............       --        (135)        --       (135)
 Forfeitures of unvested stock options...      444        (444)        --         --
 Non-cash stock compensation expense.....      439          --         --        439
 Exercise of stock options and
   warrants..............................       --       1,593         --      1,597
 Payment of stockholder note
   receivable............................       --          --         --        122
 Non-cash interest on stockholder loan...       --          --         --        (10)
 Issuance of stockholder note............       --          --         --       (184)
 Net loss................................       --          --    (43,785)   (43,785)
                                           -------    --------   --------   --------
Balance, December 31, 2000...............  $(2,148)   $161,460    (81,755)  $ 77,501
 Issuance of preferred stock-Series F,
   net...................................       --          --         --     25,564
 Options issued for consulting services
   related to Series F issuance..........       --           8         --          8
 Preferred stock dividends arising from
   beneficial conversion features........       --      19,067    (19,067)        --
 Issuance of warrants related to Series F
   preferred stock.......................       --       9,446     (9,446)        --
 Forfeitures of unvested stock options...      421        (421)                   --
 Non-cash stock compensation expense.....    1,639                             1,639
 Exercise of stock options and
   warrants..............................       --          10         --         11
 Payment of stockholder note
   receivable............................                                         53
 Non-cash interest on stockholder note...       --          --         --        (20)
 Warrants issued-Non-cash settlement
   expense...............................       --         495         --        495
 Net loss................................       --          --    (90,989)   (90,989)
                                           -------    --------   --------   --------
Balance, December 31, 2001...............      (88)    190,065   (201,257)    14,262
                                           =======    ========   ========   ========

          See accompanying notes to consolidated financial statements

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (IN THOUSANDS)

                                                                1999        2000        2001
                                                              --------    --------    --------
Cash flows from operating activities:
  Net loss..................................................  $(15,340)   $(43,785)   $(90,989)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization.........................     1,591       3,092       4,304
      Amortization of deferred stock compensation...........        79         439       1,639
      Amortization of goodwill and other intangibles........       607      15,205      12,014
      Loss on disposal of fixed assets......................        --          --       3,185
      Impairment of long-lived assets and other assets......        --          --      36,803
      Bad debt expense......................................       762       4,439       2,863
      Interest income on stockholders notes receivable......      (139)        (38)       (168)
      Purchased in-process research and development.........     6,347          --          --
      Stock settlement expense..............................        --          --         495
      Changes in assets and liabilities:
        Restricted cash.....................................      (124)       (807)        101
        Accounts receivable.................................    (2,506)    (13,850)      8,992
        Costs in excess of billings.........................    (3,147)      1,301       2,202
        Unbilled revenue....................................      (136)       (702)        350
        Other current assets................................       (25)         15         (26)
        Notes receivable....................................      (159)       (304)         --
        Other assets........................................      (204)     (1,784)        (42)
        Accounts payable....................................      (194)      1,890      (2,274)
        Accrued payroll and other accrued expenses..........     2,934         638      (8,314)
        Billings in excess of costs.........................       390         697        (143)
        Deferred revenue....................................       873       2,071      (1,931)
        Other current liabilities...........................      (617)      1,520        (924)
                                                              --------    --------    --------
            Net cash used in operating activities...........    (9,008)    (29,963)    (31,863)
                                                              --------    --------    --------
Cash flows provided by financing activities:
  Proceeds from sale of preferred stock-Series E, net.......    13,404          --          --
  Proceeds from sale of Series F convertible preferred stock
    and warrants, net.......................................        --          --      25,564
  Payment of capital lease..................................        --          (9)       (476)
  Net proceeds from initial public offering.................    48,986        (136)         --
  Issuance of notes receivable-shareholders.................      (435)         --          --
  Repayment of notes receivable.............................       372          --          --
  Acquisition of cash from Daleen Canada, Inc...............     3,874          --          --
  Proceeds from exercise of stock options and bridge
    warrants................................................     1,825       1,597          11
                                                              --------    --------    --------
            Net cash provided by financing activities.......    68,026       1,452      25,099
                                                              --------    --------    --------
Cash flows (used in) investing activities:
  Purchase of securities available for sale.................   (53,750)         --          --
  Sales and maturities of securities available for sale.....    50,117       9,385          --
  Issuance of stockholders notes receivable.................        --          (3)     (1,187)
  Repayment of stockholders notes receivable................        --         122          33
  Payments related to the acquisition of Daleen Canada......        --      (2,246)         --
  Investment in BizProLink..................................        --      (1,500)         --
  Capital expenditures......................................    (3,507)     (7,738)       (780)
                                                              --------    --------    --------
            Net cash used in investing activities...........    (7,140)     (1,980)     (1,934)
                                                              --------    --------    --------
Effect of exchange rates on cash and cash equivalents.......       251         (93)       (477)
                                                              --------    --------    --------
Net increase (decrease) in cash and cash equivalents........    52,129     (30,584)     (9,175)
Cash and cash equivalents-beginning of year.................       723      52,852      22,268
                                                              --------    --------    --------
Cash and cash equivalents-end of year.......................  $ 52,852    $ 22,268    $ 13,093
                                                              ========    ========    ========
Supplemental disclosures of cash flow information: Cash paid during the year for:
    Interest................................................  $      1    $     --    $     --
                                                              ========    ========    ========
Non-cash investing and financing activities (in thousands)
  Issuance of common stock and stock options for the
  acquisition of Daleen Canada, Inc.........................  $ 65,319          --    $     --
                                                              ========    ========    ========
  Accrued acquisition costs.................................  $  2,067          --          --
                                                              ========    ========    ========
  Deferred compensation.....................................  $  3,110          --          --
                                                              ========    ========    ========
  Preferred stock converted to common stock upon initial
    public offering.........................................  $ 35,201          --          --
                                                              ========    ========    ========
  Capital lease additions...................................  $     --         721          --
                                                              ========    ========    ========
  Forfeitures of unvested stock options.....................  $     --         444         421
                                                              ========    ========    ========
  Sale of equipment at book value...........................  $     --          50         389
                                                              ========    ========    ========
  Issuance of notes receivable..............................  $     --         184       1,241
                                                              ========    ========    ========

          See accompanying notes to consolidated financial statements.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a) Business

     Daleen Technologies, Inc. (the "Company") is a global provider of billing and customer care software solutions that manage the revenue chain for traditional and next generation communication service providers, retailers and distributors of digital media, and technology solutions providers. Offering integration with leading customer relationship management and other legacy enterprise systems, the Company's RevChain(TM) software and Internet Integration Architecture (IIA(TM)) leverage the latest open Internet technologies to enable service providers to achieve enhanced operational efficiency while driving revenue from their product and service offerings. RevChain applications deliver interoperability and scalability, making the software highly adaptable and ready for the future. As a result, service providers are able to accelerate their time-to-revenue, adapt to new technologies, and extend the value of their technology investment.

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

     In February 1996, the Company formed a foreign sales corporation, Daleen International, Inc., which is wholly-owned. Daleen International, Inc. had no operations for each of the years in the three year period ended December 31, 2001.

     In December 1999, the Company completed its acquisition of a wholly owned subsidiary, Inlogic Software Inc. (renamed "Daleen Canada"). See note 3 for description of acquisition.

     In July 2000, the Company formed a subsidiary, PartnerCommunity, Inc. ("PartnerCommunity"). PartnerCommunity provides partner management software products and services for providers of data content and communication services. PartnerCommunity's products enable these service providers to build their own private community to integrate business processes with their partners and business customers, and to offer partner management services. See note 19.

     In September 2000, the Company formed a wholly-owned subsidiary to carry out the European operations, Daleen Technologies Europe B.V., a corporation formed under the laws of The Netherlands with its registered office in Amsterdam.

     In January 2002, the Company formed a wholly-owned subsidiary, Daleen Australia Pty Limited, a corporation formed under the laws of Australia to carry out the Asia-Pacific operations.

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

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

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

     - Professional service fees are recognized separately from the license fee since the services are not considered significant to the functionality of the software and the software does not require significant modification, production or customization. There are two types of service contracts that are entered into with customers: fixed fee and time and materials.

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

     The Company typically receives 25% of the license fee as a down payment and the balance is typically due between three and nine months from contract execution. In limited situations, the Company enters into extended payment terms with certain customers if the Company believes it is a good business opportunity. When it enters into these arrangements, the Company evaluates each arrangement individually to determine whether collectibility is probable and the fees are fixed and determinable. An arrangement fee is not presumed to be fixed and determinable if payment of a significant portion of the licensing fee is not due until after expiration of the license or due after the normal and customary terms usually by the Company to customers. Revenue related to arrangements containing extended payment terms where the fees are not considered fixed and determinable is deferred until payments are due.

     In order to ensure that collectibility is probable, the Company performs credit reviews on each customer. If collectibility is determined to not be probable upon contract execution, revenue is recognized when cash is received.

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

 (e) Notes Receivable

     Full recourse notes receivable are recorded at cost, less any related allowance for impaired notes receivable. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. See note 15.

     Non-recourse notes receivable are recorded at cost, less any related allowance for the difference between the fair value of the note plus accrued interest and the fair value of the underlying collateral. See note 15.

 (f) Property and Equipment, Net

     Property and equipment is stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Leasehold improvements are amortized over their useful lives or the term of the related lease, whichever is shorter.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

 (g) Software Development Costs

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

 (h) Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of

     Pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of assets to be held and used is determined by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. See note 5 for description of impairment charges during the year ended December 31, 2001.

 (i) Income Taxes

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

 (j) Stock Option Plans

     The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Compensation expense is recognized on a straight-line method over the vesting period. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net loss and pro forma net loss per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company applies the provisions of APB Opinion No. 25 and provides the pro forma disclosures provisions of SFAS No. 123.

     In March 2000, the FASB issued Financial Interpretation No. 44 ("FIN 44"). "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB No. 25." FIN 44 clarifies the application of APB 25 for certain issues including: (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which were effective after December 15, 1998. The adoption of FIN 44 did not have an impact on the Company's financial position or results of operations.

 (k) Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (SFAS No. 107), requires disclosure of fair value of certain financial instruments. Cash and cash equivalents, restricted cash, accounts receivable, costs in excess of billings and other current assets, as well as accounts payable, accrued payroll and other accrued expenses, billings in excess of costs, deferred revenue and other current liabilities, as reflected in the consolidated financial statements, approximate fair value because of the short-term maturity of these instruments.

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

 (l) Use of Estimates

     Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these accompanying financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 (m) Goodwill and Other Intangible Assets

     Goodwill represented the excess of the cost to acquire Daleen Canada over the fair value of the assets and liabilities purchased (see note 3). Goodwill was being amortized on a straight-line basis over four years, the expected period to be benefited.

     Other intangibles represented the fair value of the employee work force acquired from Daleen Canada and were also being amortized over four years.

     Due to economic conditions and the Company's past revenue performance, the Company assessed the recoverability of these intangible assets by determining whether the amortization of the goodwill and other intangible asset balances over their remaining lives could be recovered through undiscounted future operating cash flows over the remaining amortization period. The Company's carrying value of goodwill and other intangible assets was reduced by the estimated shortfall of cash flows, discounted at a rate commensurate with the associated risks. These assets were written off during the year ended December 31, 2001. See footnote 5 related to impairment charges for the year ended December 31, 2001.

 (n) Basic and Diluted Net Loss per Share

     Basic and diluted net loss applicable to common stockholders per share was computed by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for each period presented. Common stock equivalents were not considered for each of the years in the three-year period ended December 31, 2001 since their effect would be antidilutive. Common stock equivalents amounted to 30,631,828 shares as of December 31, 2001. Net loss applicable to common stockholders differs

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES from net loss in the year ended December 31, 1999 due to the accretion on the Company's preferred stock outstanding during the respective periods. Net loss applicable to common stockholders differs from net loss in the year ended December 31, 2001 due to the preferred stock dividends arising from the beneficial conversion features from the sale ("Private Placement") of the Series F convertible preferred stock ("Series F preferred stock") and warrants to purchase additional shares of Series F preferred stock ("Warrants"). See note 6.

 (o) Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and (b) display the accumulated balance of other comprehensive income separately from accumulated deficit and additional paid in capital in the equity section of the balance sheets. Comprehensive income is defined as a change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. There were no differences between net loss and comprehensive loss for each of the years in the three-year period ended December 31, 2001.

 (p) Foreign Currency Translation

     The functional currency of the Company's foreign subsidiaries is the respective local currencies. The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using the current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates prevailing during the year. The adjustments resulting from the translation of foreign currency financial statements for the three-year period ended December 31, 2001 were immaterial and were recorded in the consolidated statements of operations for the respective periods.

     The Company enters into transactions based on the Company's local currency, which results in limited foreign currency risk. The Company did not engage in foreign currency hedging in the three-year period ended December 31, 2001.

 (q) Segment Information

     Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS No. 131") establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The Company operates in one segment for management reporting purposes, the development and marketing of revenue chain software. Although the Company has subsidiaries, the Company does not assess the performance of its subsidiaries on a stand-alone basis. The revenue generated by the foreign operations of the Company was not material in the periods presented.

 (r) Derivatives

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133). SFAS No. 133 established accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133, as amended, is effective for all quarters beginning after June 15, 2000. The Company adopted SFAS No. 133 in July 2000. The adoption of SFAS No. 133 did not have an affect on the Company's consolidated financial position or results of operations since the Company has no derivative instruments or participates in hedging.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

 (s) Investment in Nonpublic Affiliate

     The Company accounts for its minority equity investment in a nonpublic affiliate using the cost method.

(2) LIQUIDITY

     The Company has continued to experience significant operating losses during the year ended December 31, 2001, and has an accumulated deficit of $201.3 million at December 31, 2001. In order to address its liquidity and to strengthen its balance sheet, the Company entered into definitive agreements (collectively, the "Purchase Agreements") for the Private Placement of Series F preferred stock and the Warrants. See note 6. This resulted in the receipt of $25.7 million of net proceeds to the Company on June 7, 2001.

     Cash and cash equivalents at December 31, 2001 are $13.1 million. Cash used in operations in 2001 was $31.9 million. The Company intends to manage the use of cash, and believes that the cash and cash equivalents together with the reduction of costs related to the restructuring activities that took place in 2001 (see note 4), may be sufficient for the Company to fund its operations through 2002. However, the Company may be required to further reduce operations and/or seek additional public or private equity financing or financing from other sources. The Company will also need to consider other options, which may include but are not limited to, forming strategic partnerships or alliances and/or considering other strategic alternatives, including a possible merger, sale of assets or other business combination. There can be no assurance that additional financing will be available, or that, if available the financing will be obtainable on terms acceptable to the Company or that any additional financing would not be dilutive. Further, there can be no assurance that any other strategic alternatives will be available, or if available, will be on terms acceptable to the Company, or all of its stockholders. Failure to obtain additional financing or to engage in one or more of the strategic alternatives may have a material adverse effect on the Company's ability to meet their financial obligations and to continue to operate as a going concern which may result in filing for bankruptcy protection, winding down our operations and/or a liquidation of our assets. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3) ACQUISITION

     On December 16, 1999 ("the acquisition date"), the Company acquired the stock of Daleen Canada in a purchase business combination. This transaction expanded the Company's customer management and billing product through the addition of Internet-enabled customer care and electronic bill presentment and payment, together with business-to-business gateway solutions. All of Daleen Canada's shares and options were exchanged for the following:

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

     The transaction resulted in a one-time charge of $6.3 million related to the write-off of purchased in-process research and development. In process research and development relates to the development of numerous products that provide web interfaces and other operational support system products at the time of the acquisition, the products were in the early stages of their development and were undergoing further development and integration with our products. The value assigned to in-process research and development was determined based on management's estimates of the percentage of completion of the underlying

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES development effort, resulting net cash flows from Daleen Canada's products and the discounting of such cash flows back to their present value.

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

     The consolidated statement of operations for the year ended December 31, 1999 included the operating results of Daleen Canada from the date of acquisition. The purchase price was allocated as follows (in thousands):

Purchased in process research and development...............  $ 6,347
Working capital.............................................      360
Deferred compensation.......................................    2,530
Employee work force.........................................    2,500
Goodwill....................................................   55,792
                                                              -------
                                                              $67,529
                                                              =======

     The following unaudited pro forma results of operations of the Company for the year ended December 31, 1999 assume the acquisition occurred as of the beginning of 1999. The pro forma results give effect to certain adjustments, which include depreciation and amortization of intangible assets. The costs associated with the in-process research and development were not included in the pro forma results since they are considered to be a one-time non-recurring charge. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the combinations been in effect on the dates indicated, or which may occur in the future. The unaudited pro forma results of operations for 1999 are as follows (in thousands):

Total revenue...............................................  $ 22,577
                                                              ========
Net loss applicable to common stockholders..................  $(27,517)
                                                              ========
Net loss applicable to common stockholders per share - basic and diluted...............................................  $  (1.64)
                                                              ========

(4) RESTRUCTURING ACTIVITIES

     On January 4, 2001, the Company's Board of Directors formally approved a plan to reduce operating expenses. The process culminated with the announcement on January 5, 2001 (the "January Restructuring") that the Company was taking certain specific cost reduction measures. The Company recorded a $3.0 million restructuring charge for the year ended December 31, 2001 related to the January Restructuring. Such charge included the estimated costs related to workforce reductions, downsizing of facilities, asset writedowns and other costs. Management implemented these actions associated with the January Restructuring immediately following the January 5, 2001 announcement.

     The workforce reductions associated with the January Restructuring included the termination of approximately 140 employees throughout the Company's Boca Raton, Florida; Atlanta, Georgia; and Toronto, Ontario, Canada facilities and included employees from substantially all of the Company's employee groups. The downsizing of facilities included the downsizing of the Atlanta and Toronto facilities to one floor at each location. The asset writedowns were primarily related to the disposition of duplicative furniture and equipment

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES and computer equipment from terminated employees, which was not resaleable. Other costs included costs incurred that are no longer going to provide benefit to the Company such as recruiting fees and relocation costs related to employment offers that were rescinded, penalties for cancellation of a user conference and trade show and other miscellaneous expenses.

     In late March 2001, management initiated a second business review to identify additional areas for cost reductions. As a result, the Company's Board of Directors formally approved and the Company announced a plan on April 10, 2001 (the "April Restructuring") to further reduce operating expenses. The Company recorded a $4.8 million restructuring charge for the year ended December 31, 2001 in connection with the April Restructuring. Such charge included the estimated costs related to workforce reductions, closing of facilities, asset writedowns and other costs. Management implemented these actions immediately following the April 10, 2001 announcement.

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

     In October 2001, management initiated a third business review to continue to identify areas for cost reduction. As a result, the Company's Board of Directors formally approved a plan to further reduce operating expenses on October 19, 2001 (the "October Restructuring"). Management began to implement these actions immediately following the October 19, 2001 announcement. The Company recorded a restructuring charge of $4.1 million in the year ended December 31, 2001 in connection with the October Restructuring. Such charge included the estimated costs related to workforce reductions due to the termination of 75 employees throughout all of the employee's groups, further downsizing of facilities which included lease buyout charges of $1.4 million, asset writedowns, and other costs which were comprised mostly of accounting and legal fees associated with the October Restructuring.

     The January Restructuring, April Restructuring, and October Restructuring encompassed the following components (in thousands):

                                              JANUARY          APRIL          OCTOBER
                                           RESTRUCTURING   RESTRUCTURING   RESTRUCTURING    TOTAL
                                           -------------   -------------   -------------   -------
Employee termination benefits............     $1,496          $3,192          $1,641       $ 6,329
Facility costs/rent on idle facilities...        763           1,259             443         2,465
Asset writedowns (see note 5)............        620             240           1,999         2,859
Other costs..............................        114              74              32           220
Foreign currency translation charges.....         --              --              --          (110)
                                              ------          ------          ------       -------
                                              $2,993          $4,765          $4,115       $11,763
                                              ======          ======          ======       =======

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

     The costs were from the following financial statement captions (in thousands):

                                              JANUARY          APRIL          OCTOBER
                                           RESTRUCTURING   RESTRUCTURING   RESTRUCTURING    TOTAL
                                           -------------   -------------   -------------   -------
Costs of sales-professional services.....     $  387          $1,198          $  134       $ 1,719
Research and development.................        522           1,392             694         2,608
Sales and marketing......................        278             725             568         1,571
General and administrative...............      1,806           1,450           2,719         5,975
                                              ------          ------          ------       -------
                                              $2,993          $4,765          $4,115       $11,873
                                              ======          ======          ======       =======

     Included in the above totals is $110,000 related to foreign currency translation exchange losses.

     Amounts charged against the restructuring accrual for the year ended December 31, 2001 were as follows (in thousands):

                                              JANUARY          APRIL          OCTOBER
                                           RESTRUCTURING   RESTRUCTURING   RESTRUCTURING    TOTAL
                                           -------------   -------------   -------------   -------
Employee termination benefits............     $1,385          $3,143          $1,272       $ 5,800
Facility costs/rent on idle facilities...        749           1,224             405         2,378
Asset writedowns.........................        620             240           1,999         2,859
Other costs..............................        114              48              22           184
Foreign exchange currency translation
  changes................................         --              --              --          (110)
                                              ------          ------          ------       -------
                                              $2,868          $4,655          $3,698       $11,111
                                              ======          ======          ======       =======

     As of December 31, 2001, an accrual remains on the consolidated balance sheets in accrued payroll and other accrued expenses related to the January Restructuring, April Restructuring and October Restructuring consisting of the following components (in thousands):

                                                 JANUARY          APRIL          OCTOBER
                                              RESTRUCTURING   RESTRUCTURING   RESTRUCTURING   TOTAL
                                              -------------   -------------   -------------   -----
Employee termination benefits...............     $   20          $   50          $  369       $439
Facility costs/rent on idle facilities......        105              50              38        193
Other costs.................................         --              10              10         20
                                                 ------          ------          ------       ----
                                                 $  125          $  110          $  417       $652
                                                 ======          ======          ======       ====

(5) IMPAIRMENT CHARGES

     The Company recorded an impairment charge for the year ended December 31, 2001 related to the following (in thousands):

Employee workforce -- other intangible......................  $ 1,545
  Property and equipment....................................    1,888
  Goodwill..................................................   31,171
                                                              -------
                                                              $34,604
                                                              =======

     Due to the Company's operating results and the various restructuring activities initiated as described in note 4, the Company performed an evaluation of the recoverability of the employee workforce under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of." in March 2001. Management determined

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES that this asset was impaired and recorded an impairment charge of approximately $1.5 million for the year ended December 31, 2001.

     In March 2001, the Company determined that certain property, leasehold improvements and equipment, which mainly represented computer equipment and furniture from the Toronto and Atlanta facilities, was impaired. The Company recorded an impairment charge of approximately $1.9 million for the difference between the fair value and the carrying value of the assets for the year ended December 31, 2001.

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

     Due to economic conditions and the Company's past revenue performance, the Company assessed the recoverability of goodwill by determining whether the amortization of the goodwill over the remaining life can be recovered through undiscounted future operating cash flows. The Company's carrying value of goodwill was reduced by the estimated shortfall of cash flows, discounted at a rate commensurate with the associated risks. This amounted to an additional reduction of goodwill in the amount of approximately $30.1 million for the year ended December 31, 2001.

(6) SERIES F PREFERRED STOCK

     On March 30, 2001, the Company entered into , the Purchase Agreements for the Private Placement of $27.5 million of Series F preferred stock and Warrants. Pursuant to the terms of the Purchase Agreements, the Company consummated the Private Placement on June 7, 2001. The Company received net proceeds on June 7, 2001 of approximately $25.7 million from the Private Placement. The consummation of the Private Placement was subject to the receipt of approval from the Company's stockholders, including approval of an amendment to the Company's certificate of incorporation to increase the number of authorized shares of common stock to 200 million shares and to create and designate the Series F preferred stock. The Company's stockholders approved the Private Placement and the related amendments to the certificate of incorporation at the Company's annual meeting of stockholders held on June 7, 2001.

     Pursuant to the terms of the Purchase Agreements, the Company issued and sold (i) an aggregate of 247,882 shares of Series F preferred stock and (ii) Warrants to purchase an aggregate of 109,068 shares of Series F preferred stock, including a Warrant that the Company issued to the placement agent. Purchasers of Series F preferred stock received Warrants to purchase an aggregate of 99,153 shares of Series F preferred stock. Additionally, we issued to Robertson Stephens Warrants for the purchase of 9,915 shares of Series F preferred stock. The Warrants have an exercise price of $166.41 per share of Series F preferred stock and are exercisable at any time for a period of five years following the closing of the Private Placement. The exercise price per share is equal to 150% of the Original Price.

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

     Each share of Series F preferred stock is convertible at any time at the option of the holder into shares of the Company's common stock. The number of shares of common stock issuable upon conversion of a single share of Series F preferred stock is determined by dividing the original price per share of the Series F preferred

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES stock, or $110.94, by the conversion price in effect on the date of conversion. The initial conversion price was $1.1094. The conversion price was subject to a limited one-time adjustment (the "reset") as follows:

     In the event the average market price (based on the closing price per share reported by The Nasdaq National Stock Market) per share of the common stock for the ten consecutive trading days beginning with the next trading day immediately following the date on which the Company issued an Earnings Release (as defined below) for the quarter ended June 30, 2001 (the "Reset Average Market Price") was less than the conversion price, the conversion price was adjusted automatically to the higher of (A) the Reset Average Market Price or (B) 75% of the initial conversion price. If the Company issued more than one Earnings Release with respect to the quarter ended June 30, 2001, a Reset Average Market Price was calculated for the ten trading days following each Earnings Release, and the lower Reset Average Market Price was used for the purpose of determining the adjusted conversion price. The effective date for the reset followed the Company's final Earnings Release. "Earnings Release" means (y) a press release issued by the Company after March 30, 2001, providing any material financial metrics regarding revenue or estimated revenue or earnings or estimated earnings for the quarter ended June 30, 2001, or (z) a press release issued by the Company announcing its actual total revenue for the quarter ended June 30, 2001.

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

     In the event, and only in such event, the Company pays dividends on its common stock, the holders of the Series F preferred stock would be entitled to dividends on an as-if-converted basis.

     In the event of an acquisition of the Company by another entity, the Company will be required to redeem all of the issued and outstanding shares of Series F preferred stock unless the holders of the Series F preferred stock otherwise consent.

     The Company granted to the purchasers certain demand and piggyback registration rights.

     The Warrants issued are exercisable at any time for a period of five years. The fair value of all warrants issued to the holders of the Series F preferred stock is approximately $9.4 million using the Black-Scholes model for the year ended December 31, 2001. The Company used the following assumptions in the Black-Scholes model.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

Expected life...............................................  5 years
Dividends...................................................     None
Risk-free interest rate.....................................    4.96%
Expected volatility.........................................    68.6%

     Due to the reset conversion price established by the July 26, 2001 final Earnings Release which resulted in a final conversion price of $0.9060 the Company recorded a beneficial conversion feature during the year ended December 31, 2001 in the amount of $19.1 million based on the proceeds from the Series F preferred stock reduced by the amount allocated to the warrants. This was recorded as a preferred stock dividend.

(7) INITIAL PUBLIC OFFERING

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

(8) PROPERTY AND EQUIPMENT, NET

     Property and equipment, net consist of the following at December 31 (in thousands):

                                                                               ESTIMATED
                                                            2000      2001    USEFUL LIFE
                                                           -------   ------   -----------
Computer hardware........................................  $ 6,208    4,327    3-5 years
Purchased computer software..............................    2,851    1,934    3-5 years
Office furniture and equipment...........................    4,237    1,367    5-7 years
Leasehold improvements...................................    2,799      860   lease term
Patents & trademarks.....................................       11       69     20 years
Construction in progress.................................      474       --           --
                                                           -------   ------
                                                            16,580    8,557
Less accumulated depreciation and amortization...........   (6,434)  (5,853)
Property and equipment, net..............................  $10,146    2,704
                                                           =======   ======

(9) INCOME TAXES

     Pretax losses are derived from the following sources (in thousands):

                                                               1999      2000     2001
                                                              -------   ------   ------
Domestic....................................................  $ 8,284   33,626   82,185
Foreign.....................................................    7,056   10,159    8,804
                                                              -------   ------   ------
                                                              $15,340   43,785   90,989
                                                              =======   ======   ======

     The Company did not recognize an income tax benefit for any of the years in the three year period ended December 31, 2001. This differed from an income tax benefit computed by applying the Federal income tax rate of 34 percent to pretax losses as a result of the following (in thousands):

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                              1999     2000      2001
                                                             ------   -------   -------
Computed "expected" tax benefit............................  $5,216    14,887    30,936
Increase (reduction) in income taxes resulting from:
  State income taxes (net of federal benefit)..............     515     1,562     3,197
  Increase in the valuation allowance for deferred tax
     assets................................................  (6,146)  (16,876)  (33,449)
  Other items..............................................     415       427      (684)
                                                             ------   -------   -------
                                                             $   --        --        --
                                                             ======   =======   =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2000 and 2001, are presented below (in thousands):

                                                                2000       2001
                                                              --------   --------
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 26,380     42,523
  Depreciation and amortization.............................       362        560
  Daleen Canada goodwill....................................     4,821     20,133
  Allowance for doubtful accounts...........................     1,740      1,882
  Research and experimentation credit carryforwards.........     1,325      1,664
  Accrued expenses..........................................       343        814
  Other.....................................................       (23)       821
                                                              --------   --------
     Gross deferred tax assets..............................    34,948     68,397
       Less valuation allowance.............................   (34,438)   (67,887)
                                                              --------   --------
     Total deferred tax asset...............................  $    510        510
Deferred tax liabilities:
  Costs in excess of billings...............................       510        510
     Net deferred tax asset.................................  $     --         --
                                                              ========   ========

     Realization of deferred tax assets is dependent upon generating sufficient taxable income. Management believes that it is more likely than not that these assets will not be realized and, therefore, has established a valuation allowance for the entire deferred tax assets, net of the deferred tax liabilities. The valuation allowance increased $33.4 million and $16.9 million for the years ended December 31, 2001 and 2000, respectively. Of the total increase in the valuation allowance for the years ended December 31, 2001 and 2000 approximately $37,000 and $326,000 respectively was attributed to net operating losses generated from the exercise of non-statutory employee stock options [the benefit of which will be credited to additional paid-in capital when realized]. In addition, in 2000 approximately $888,000 was attributed to the redetermination of the deferred tax asset from the 1999 acquisition of Daleen Canada.

     Net operating loss carryforwards for U.S. and State income tax purposes amount to approximately $107.3 million and expire through year 2021. Of the total net operating loss carry forward, the future utilization of approximately $14,824,000 will be subject to an annual limitation prescribed by the tax law as a result in a change in the ownership of the Company which occurred in 1998. In addition, approximately $67,500,000 of net operating losses will be limited due to the closing of the Series F preferred stock in 2001. Total net operating loss carryforwards includes approximately $1,749,000 of tax benefits from the exercise of employee stock options that expire through year 2021 and will be credited to additional paid-in capital when they are realized. In addition, the Company has net operating loss carryforwards for Canada of approximately $22,000,000, which expire through year 2008.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

(10) ACCRUED PAYROLL AND OTHER ACCRUED EXPENSES

     Accrued payroll and other accrued expenses consist of the following at December 31 (in thousands):

                                                               2000     2001
                                                              -------   -----
Accrued payroll and related expenses........................  $ 1,788   1,322
Due to subcontractors.......................................    1,251     167
Accrued bonuses.............................................    2,865     214
Dividend payable to former Inlogic shareholders.............      800      --
Accrued accounts payable....................................    2,037      15
Accrued software licenses...................................    1,262     290
Sales tax payable...........................................      698     201
Accrued professional fees...................................      713     630
Deferred rent...............................................      525      --
Restructuring accrual.......................................       --     652
Other accrued expenses......................................      792     242
                                                              -------   -----
                                                              $12,731   3,733
                                                              =======   =====

(11) COMMITMENTS

  (a) Leases

     The Company entered into agreements to lease office facilities and certain equipment in Boca Raton, Florida; Atlanta, Georgia; and Toronto, Ontario, Canada. These operating leases expire on various dates through May 2008. Due to the January Restructuring, April Restructuring and October Restructuring, the facilities in Atlanta and Toronto were closed during 2001. The leases were either bought out and terminated or the space is currently being sublet.

     Generally accepted accounting principles require that the full costs of a lease be recognized ratably over the term of the lease. Accordingly, the Company recorded deferred credits as of December 31, 2000 of $524,973 to reflect the excess of rent expense over cash payments related to these leases. These credits are included as part of accrued payroll and other accrued expenses in the consolidated balance sheets in that period. There is no deferred rent at December 31, 2001 due to the lease terminations that occurred during 2001.

     The Company leased certain furniture and equipment under a capital lease that expired December 2006. The Company bought out and terminated this lease during year 2001. The gross amount of the furniture and equipment and related accumulation amortization recorded under capital leases at December 31, 2000 was as follows (in thousands):

Furniture and Equipment.....................................  $721
Less accumulated amortization...............................   (10)
                                                              ----
                                                              $711
                                                              ====

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2001 are as follows (in thousands):

YEAR ENDING DECEMBER 31, 2001
2002........................................................  $  736
2003........................................................     759
2004........................................................     192
2005 and thereafter.........................................      --
                                                              ------
Total minimum lease payments................................  $1,687
                                                              ======

     The Company subleases some office space in Toronto and in Atlanta. The amounts of minimum lease payments reflected in the above table are offset by future minimum rental receipts from sub lessee of $214,498, $233,089 and $131,511 in years 2002, 2003 and 2004, respectively.

     Total rent expense for operating leases was $648,324, $2,648,113 and $3,611,288 for the years ended December 31, 1999, 2000 and 2001, respectively. The expense for year 2001 was offset by $137,606 of sublet income. In addition to rent payments, the Company paid $1,646,354 for lease termination agreements in Atlanta, Toronto and Boca Raton, which was included in restructuring charges for the year ended December 31, 2001. See note 4.

 (b) Contribution Plans

     Daleen Technologies, Inc. 401(k) Profit Sharing Plan ("the Plan") covers substantially all of its U.S. employees. The Company matched 35% of the employees' contribution in 2000 and 2001 and 25% in 1999, up to a maximum of 8 percent deferral made by the employees. In addition, the Plan allows discretionary contributions from the Company. The total expense associated with the Plan for 1999, 2000, and 2001, was $237,995, $571,587 and $185,507
respectively.

     In 2000, Daleen Canada established a Group Retirement Plan (the "Daleen Canada Plan"). The Daleen Canada Plan consisted of a Deferred Profit Sharing Plan (DPSP) and a Group Registered Retirement Savings Plan (RRSP). The Daleen Canada Plan covered substantially all of its Canadian employees. The Plan contributed to the DPSP $0.35 for each $1.00 of employee contribution to the RRSP, to a maximum of 2.8% of total earnings subject to maximum limits set by the Income Tax Act. The total expense for this plan was $25,489 in the year 2000 and $28,854 in the year 2001. The Plan is currently inactive due to the implementation of the April Restructuring and termination of all of the Canadian employees.

 (c) Employment Agreements

     The Company has an employment agreement with specified employment terms with one executive that provides for an annual base salary, annual salary increases, an annual bonus and periodic stock option grants subject to the approval by the compensation committee of the Company's Board of Directors. The term of the agreement is three years and provides for an annual base salary of $286,000. This agreement, and other employment agreements with other executives that do not have specified employment terms, provide for severance payments of up to two years base salary.

(12) STOCKHOLDERS' EQUITY

 (a) Stock Options

     The Company has eight fixed stock option plans: the 1994 Employee Non-Qualified Stock Option Plan ("the 1994 Plan"), the 1995 Qualified Employee Incentive Stock Option Plan ("the 1995 Plan"), the 1996

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

Employee Non-Qualified Stock Option Plan ("the 1996 Plan"), the 1997 Employee Incentive Stock Option Plan ("the 1997 Plan"), the 1998 Non-Qualified Employee Stock Option Plan ("the 1998 Plan"), the 1998 Qualified Employee Incentive Stock Option Plan ("the 1998 ISO Plan"), the Amended and Restated 1999 Stock Incentive Plan ("the 1999 Plan") and the 2001 Broad-Based Stock Incentive Plan ("the 2001 Plan"). Each Plan provides that the exercise price of the options granted will be issued at no less than the fair market value of the underlying common stock at the date of grant. A summary of the Company's stock option plans is presented below:

                                    SHARES
                                  AUTHORIZED                                         CONTRACTUAL
                                 FOR ISSUANCE                                           LIFE
                                  UNDER PLAN            VESTING PERIOD               OF OPTIONS
                                 ------------   -------------------------------  -------------------
1994 Plan......................     125,000     100% upon grant                   5 years from grant
1995 Plan......................     200,000     100% upon grant                   5 years from grant
1996 Plan......................     400,000     100% upon grant                   5 years from grant
1997 Plan......................     200,000     1/3 each year for first three     5 years from grant
                                                years from grant
1998 Plan......................     500,000     23% to 50% per year beginning     5 years from grant
                                                one year from grant
1998 ISO Plan..................   1,600,000     25% each year for first four      5 years from grant
                                                years from grant
1999 Plan......................   5,790,145     25% each year for first four     10 years from grant
                                                years from grant
2001 Plan......................   2,000,000     Discretion of the Board of       10 years from grant
                                                Directors

     The 1999 Plan authorizes the Company to automatically adjust the number of shares of common stock available for issuance on the first day of each fiscal year beginning in 2000, up to an annual increase of 5,000,000 shares subject to a maximum of 20% of the fully-diluted shares outstanding at the time. The annual increase in 2002 was reduced to a maximum of 3,000,000 shares pursuant to an amendment to the 1999 Plan approved by Board of Directors. The number of shares authorized under the 1999 Plan has increased to 8,790,145 shares in 2002.

     The options issued in 2001 under the 2001 Plan have a vesting period of two years from grant.

     A summary of the status of the Company's stock option plans, as of December 31, 1999, 2000 and 2001, and changes during the years then ended, is presented below:

                                           1999                    2000                     2001
                                   ---------------------   ---------------------   ----------------------
                                               WEIGHTED-               WEIGHTED-                WEIGHTED-
                                                AVERAGE                 AVERAGE                  AVERAGE
                                               EXERCISE                EXERCISE                 EXERCISE
                                    SHARES       PRICE      SHARES       PRICE       SHARES       PRICE
                                   ---------   ---------   ---------   ---------   ----------   ---------
Outstanding at beginning of
  year...........................  2,363,697     $2.89     3,794,256     10.58      5,420,963     11.75
Granted..........................  2,250,613     15.98     2,702,076     13.35      4,196,851      0.96
Exercised........................   (800,574)     2.04      (391,006)     2.88        (94,827)     0.23
Forfeited........................    (19,480)     4.74      (684,363)    17.04     (3,782,455)     9.94
                                   ---------               ---------               ----------
Outstanding at end of year.......  3,794,256     10.58     5,420,963     11.75      5,740,532      5.33
                                   =========               =========               ==========
Options exercisable at end of
  year...........................    742,930      2.87     1,252,384      7.58      1,730,079      8.24
                                   =========               =========               ==========

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                                           OPTIONS OUTSTANDING               OPTION EXERCISABLE
                                  --------------------------------------   -----------------------
                                                 WEIGHTED-
                                                  AVERAGE      WEIGHTED-                 WEIGHTED-
                                                 REMAINING      AVERAGE                   AVERAGE
                                    NUMBER      CONTRACTUAL    EXERCISE      NUMBER      EXERCISE
RANGE OF EXERCISE PRICES          OUTSTANDING   LIFE (YEARS)     PRICE     EXERCISABLE     PRICE
------------------------          -----------   ------------   ---------   -----------   ---------
$.35............................     781,000         9.9        $  .35             --     $   --
$.38-$.85.......................     397,550        9.41           .79             --         --
$.86 to .88.....................   1,382,750        9.54           .88             --         --
$1.03-$3.00.....................     505,050        7.16          2.07        137,739       2.64
$3.09-$3.25.....................   1,008,001        1.52          3.25        880,310       3.25
$3.44-$9.44.....................     646,780        8.39          8.19        254,436       8.14
$10.00-$21.38...................     957,493        8.17         18.18        428,691      18.91
$21.88-$33.75...................      55,908        8.04         26.83         25,903      28.03
$38.81..........................       5,000        7.88         38.81          2,500      38.81
$52.69..........................       1,000        7.90         52.69            500      52.69
                                   ---------                                ---------
                                   5,740,532        7.59        $ 5.33      1,730,079     $ 8.24
                                   =========                                =========

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. The fair value of each option granted to employees is estimated on the date of grant using the Black-Scholes Option Pricing model with the following assumptions:

                                                           1999      2000        2001
                                                          -------   -------   -----------
Expected life...........................................  5 years   5 years       5 years
Dividends...............................................     None      None          None
Risk-free interest rate.................................    5.65%     5.32%    2.17-5.07%
Expected volatility.....................................   116.8%    125.0%        106.4%

     Had compensation expense for the Company's plans been determined consistent with FAS No. 123, the Company's net loss and net loss per share would have been increased to pro forma amounts indicated below (in thousands):

PRO FORMA DISCLOSURES                                      1999       2000       2001
---------------------                                    --------   --------   --------
Net loss:
  As reported..........................................  $(15,340)   (43,785)   (90,989)
  Pro forma............................................   (16,569)   (55,127)   (97,030)
Net loss per share:
  As reported..........................................     (1.05)     (2.02)     (4.17)
  Pro forma............................................     (1.15)     (2.54)     (4.44)

     In June 2000, the Company granted stock options to a marketing executive under the 1999 Plan at an exercise price less than the fair market value of the underlying common stock of the Company at the date of grant. These grants resulted in the recognition of compensation expense of $586,000 over their one-year vesting period, which began in July 2000. Approximately $293,000 and $293,000 was recorded as sales and marketing expense for the years ended December 31, 2000 and 2001, respectively.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

 (b) Stock Option Plan - PartnerCommunity, Inc.

     In 2001, the Company approved the 2000 Stock Incentive Plan (the "PC Plan") for it's subsidiary, PartnerCommunity. The PC Plan authorized PartnerCommunity to issue Stock Incentives not to exceed 2,500,000 shares of PartnerCommunity common stock and includes Incentive Stock Options and Non Incentive Stock Option transactions. Employees and Key Persons of PartnerCommunity selected by the Board of Directors of PartnerCommunity shall be eligible for the grant of Stock Incentives under the PC Plan. Only Employees shall be eligible to receive a grant of ISO's. The Concentrated Life of options granted is ten (10) years from grant date for ISO's and Non-ISO's granted to other than 10% Shareholders and five (5) years for ISO's granted to 10% Shareholders. No options were granted in year 2000 under the PC Plan. In January 2001, the PC Plan granted 787,000 options to employees at $0.70 per share. The Company determined the SFAS 123 calculation for proforma compensation cost for this Plan is immaterial.

 (c) Common and Preferred Stock

     In November 1997, the Company began an offering of Series C convertible preferred stock ("Series C Preferred Stock"). The Series C Preferred Stock was offered for $4.50 per share and was convertible at the option of the holder to common stock on a one-to-one basis. The Company raised a total of approximately $5,301,000 for 1,213,584 shares of Series C Preferred Stock, of which approximately $5,092,000 and $279,000 was received in 1997 and 1998, respectively. In connection with this offering the Company issued warrants to purchase an additional 285,000 shares of the Company's common stock at $4.50 per share. The Company completed its initial public offering in October 1999. The Series C Preferred Stock automatically converted to common stock upon the completion of the IPO. At that time, all Series C Preferred Stock was converted to common stock on a one-to-one basis.

     In 2000, PartnerCommunity designated 10,000,000 shares, par value $0.0001 per share, of its authorized preferred stock as Series A Convertible Preferred Stock (the "Series A Preferred-PartnerCommunity"). PartnerCommunity issued 9.5 million shares of Series A Preferred-PartnerCommunity to the Company. The Company contributed $3 million and certain assets for those shares. This transaction was eliminated upon consolidation. The remaining 500,000 shares of Series A-PartnerCommunity were issued to an executive of PartnerCommunity for consideration of $184,000 payable to PartnerCommunity in the form of a promissory note. See note 19.

 (d) Warrants

     In addition to the Series F preferred stock Warrants, the Company has outstanding warrants for the purchase of 2,479,147 shares at December 31, 2001. Warrants for the purchase of 1,250,000 shares of common stock are related to Series B Preferred Stock and expire in 2002 and warrants for the purchase of 285,000 shares of common stock are related to Series C Preferred Stock and expire in 2003. Warrants for the purchase of 750,000 shares of common stock are related to Series F preferred stock and expire in 2003. The remaining warrants were issued in connection with issuance of debt in 1997 and 1998 with exercise prices between $3 to $4 per share. These warrants expire throughout 2002 and 2003.

(13) REDEEMABLE PREFERRED STOCK

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

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

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

(14) BUSINESS AND CREDIT CONCENTRATIONS

     A greater percentage of business is now being performed with customers located in different areas of the United States and in Latin America and Europe.

     There were no sales during the years ended December 31, 1999 and 2000 to any customers, which represented greater than 10% of total revenue. For the year ended December 31, 2001, 27% of the Company's total revenue were attributed to two customers. Sales to two customers accounted for 15% and 12%. For the three-year period ended December 31, 2001, all of the Company's sales were to customers in or related to the telecommunications industry. In addition, there were accounts receivable from three customers, one customer and two customers at December 31, 1999, 2000 and 2001, respectively, each of which exceeded 10% of total accounts receivable and aggregated approximately $1,597,640, $2,017,500 and $3,154,212, respectively.

     The Company estimates an allowance for doubtful accounts based on an analysis of collections in prior years, the credit worthiness of its customers, general economic conditions and other factors. The current financial difficulties in the target markets the customers operate in and the recent economic downturn caused the Company to increase its allowance for doubtful accounts for the year ended December 31, 2001. Consequently, the continuation of these factors could affect the Company's estimate of its doubtful accounts.

(15) RELATED PARTY TRANSACTIONS

     A former member of the board of directors (resigned effective March 31, 2002) is the Senior Vice President and Chief Financial Officer of Science Applications International Corporation ("SAIC"). SAIC is

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES a significant stockholder of the Company. Revenue related to SAIC for the year ended December 31, 1999, 2000 and 2001 was $0, $382,603 and $36,893,
respectively. SAIC owns 43 percent of all voting stock of Danet, Inc. and 100 percent of the voting stock of Telcordia. Danet is a customer and a distributor of the Company. Sales to Danet for the years ended December 31, 1999, 2000 and 2001 amounted to $1,031,350, $0 and $7,688, respectively. The Company paid Danet, in its capacity as a subcontractor for assistance with product development services, $99,468, $144,862 and $249,018 for the years ended December 31, 1999, 2000 and 2001, respectively. The Company has a strategic alliance relationship with Telcordia. Revenue related to Telcordia for the years ended December 31, 1999, 2000 and 2001 was $0, $0 and $291,315, respectively. No payments were made to Telcordia during that period.

     The Company has made loans to several executive officers and other employees for purposes of providing funds primarily for the payment of tax obligations resulting from the exercise of options to purchase the Company's common stock. The loans bear interest at a rate of 8.75% per annum. All principal and accrued interest payable under the notes is due not later than five years from their issue date. The loans are full recourse. Additionally, each borrower has pledged the common stock issued upon exercise of his options as security for the loan. As of December 31, 2000 and 2001, the balance on these loans was approximately $493,000 and $500,000, respectively with an allowance for impairment of $113,793 at December 31, 2001.

     The Company also has loans to executive officers for purposes of providing funds for the exercise of vested, non-qualified stock options. The loans bear interest at a rate of 8.75% per annum. These loans are full recourse against the borrower. In addition, each officer has pledged the stock issued upon exercise of the non-qualified option as security for his respective loan. As of December 31, 2000 and 2001, the aggregate outstanding balance on these loans was approximately $274,000 and $241,000 respectively.

     In January 2001, the Company loaned $1,237,823 to its Chairman and Chief Executive Officer and his limited partnership (collectively "the Makers"). The loan bears interest at a rate of 8.75% per annum. The principal and any unpaid accrued interest are payable in full January 31, 2006. The loan is secured by 901,941 shares of the Company's common stock, and is non-recourse to the Makers except to the extent of 901,941 shares held as the collateral. As a result of the note being non-recourse, the Company recorded an allowance for the difference between the face value of the note plus accrued interest and the fair market value of the underlying collateral. At December 31, 2001, the allowance was approximately $1,032,000.

     BizProLink.Com, Inc. ("BizProLink"), a nonpublic entity, is a customer of the Company. BizProLink purchased a software license from the Company. Revenue recognized related to BizProLink during the years ended December 31, 1999, 2000 and 2001 amounted to $0, $897,500 and $422,300, respectively. In November 2000, the Company purchased 296,699 shares of Series B Convertible Preferred Stock, $.001 par value, from BizProLink for $1,500,000. The purchase agreement contains a call provision, which states that any time after the fifth anniversary of the Closing Date, and before consumption of an initial public offering, BizProLink, Inc. has the right but not the obligation, to repurchase all the Series B Preferred Stock at a price per share equal to the greater of (i) the fair value thereof as determined in writing by an Independent Investment Bank mutually acceptable to the Company and BizProLink and (ii) the price per share at which the Series B Preferred Stock was issued as adjusted for stock splits or similar transactions. The investment was written down to $500,000 during 2001 due to BizProLink receiving a lower valuation since the initial investment. The investment in BizProLink is included in other assets in the accompanying balance sheet.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

               SUPPLEMENTARY FINANCIAL INFORMATION-REG SK229.302

(16) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                            THREE MONTHS ENDED       THREE MONTHS ENDED       THREE MONTHS ENDED         THREE MONTHS ENDED
                          ----------------------    --------------------    ----------------------   ---------------------------
                          MARCH 31,    MARCH 31,    JUNE 30,    JUNE 30,    SEPTEMBER    SEPTEMBER   DECEMBER 31,   DECEMBER 31,
                            2001         2000         2001        2000        2001         2000          2001           2000
                          ---------    ---------    --------    --------    ---------    ---------   ------------   ------------
                               (UNAUDITED)              (UNAUDITED)              (UNAUDITED)                 (UNAUDITED)
Net Sales...............  $  5,174       8,970        3,414      11,473        2,204      14,025         1,638          9,175
                          --------      ------      -------      ------      -------      ------       -------        -------
Gross profit............     1,690       5,880        1,485       7,732         (319)      9,914           626          5,399
                          --------      ------      -------      ------      -------      ------       -------        -------
Operating loss..........   (22,503)     (9,951)     (18,378)     (8,977)     (34,793)     (9,542)      (16,504)       (17,754)
                          --------      ------      -------      ------      -------      ------       -------        -------
Net loss applicable to
  common stockholders...  $(22,308)     (9,153)     (44,070)     (8,352)     (36,793)     (9,054)      (16,329)       (17,224)
                          ========      ======      =======      ======      =======      ======       =======        =======
Net loss per
  share -- basic and
  diluted...............  $  (1.02)      (0.43)       (2.02)      (0.38)       (1.68)      (0.42)        (0.75)         (0.79)
                          ========      ======      =======      ======      =======      ======       =======        =======

Note: These numbers do not agree to the years ended December 31, 2001 and 2000 due to foreign currency adjustment

     In the three months ended December 31, 2001 the Company recorded a restructuring charge related to the October Restructuring in the amount of $4.1 million. See note 4.

     The Company recorded a goodwill impairment charge in the three months ended December 31, 2001 in the amount of $6.6 million. This was a result of the Company performing an assessment of the recoverability of their intangible assets by determining the amortization of the goodwill over the remaining life could not be recovered through undiscounted future operating cash flows over the remaining amortization period.

     The provision for bad debts increased in the three months ended December 31, 2000, by approximately $3 million due to developing market conditions in the telecommunications industry, constraint of available funding for customers, increases in overall accounts receivable and certain customers declaring bankruptcy.

(17) LEGAL PROCEEDINGS

Settlement of Lawsuit

     On June 6, 2001, the Company settled a lawsuit against Mohammad Aamir, 1303949 Ontario Inc. and the Vengrowth Investment Fund Inc. (collectively, the "Defendants"). In connection with the settlement, on June 8, 2001, the Company granted to the Defendants warrants to purchase an aggregate of 750,000 shares of the Company's common stock with an exercise price of $1.134 per share. The warrants are exercisable for a period of two years. The issuance of the warrants resulted in the recognition of non-cash expense of approximately $495,000 in the year ended December 31, 2001, and represents the fair value of such warrants. The Company also executed a license to an affiliate of certain of the Defendants for a version of one of the Company's software products as part of the settlement. The Defendants also released the Company from any claims they may have had against the Company.

Fazari v. Daleen Technologies, Inc.

     On December 5, 2001, a putative class action complaint was filed in the United States District Court for the Southern District of New York. The complaint is styled as Angelo Fazari, on behalf of himself and all others similarly situated, vs. Daleen Technologies, Inc., BancBoston Robertson Stephens Inc., Hambrecht & Quist LLC, Salomon Smith Barney Inc., James Daleen, David B. Corey and Richard A. Schell, Index Number 01 CV 10944. The defendants include the Company, certain of the underwriters in the Company's IPO and certain current and former officers and directors of the Company. The complaint was filed by a single plaintiff

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES purportedly on behalf of persons purchasing the Company's common stock between September 30, 1999 and December 6, 2000 and seeks class action status. The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933 by all named defendants, (ii) Section 12(a)(2) of the Securities Act of 1933 by the underwriter defendants, (iii) Section 15 of the Securities Act of 1933 by the individual defendants and (iv) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the underwriter defendants. According to public records, since January 2001 more than 1,000 similar class action lawsuits have been filed in the Southern District of New York against more than 263 different companies relating to their initial public offerings. These actions have been consolidated for pretrial purposes before one judge under the caption "In re Initial Public Offering Securities Litigation" in federal district court for the Southern District of New York.

     Specifically, the plaintiff alleges in the complaint that, in connection with the Company's IPO, the defendants failed to disclose "excessive commissions" purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company's common stock in the IPO to the underwriter defendants' preferred customers. The plaintiff further alleges that the underwriter defendants had agreements with preferred customers tying the allocation of shares sold in the Company's initial public offering to the preferred customers' agreements to make additional aftermarket purchases at pre-determined prices. The plaintiff claims that the failure to disclose these alleged arrangements made the Company's prospectus included in its registration statement on Form S-1 filed with the SEC in September 1999 materially false and misleading. Plaintiff seeks unspecified damages and other relief. The Company intends to defend vigorously against the plaintiff's claims. Currently a loss cannot be determined because the lawsuit is in its initial stages. The Company believes that it is entitled to indemnification by the underwriters under the terms of the underwriting agreements. The Company has notified the underwriters of the action, but the underwriters have not yet agreed to indemnify the Company.

     The Company is the defendant in a number of lawsuits and claims incidental in its ordinary course of business. The Company does not believe the outcome of any of this litigation would have a material adverse impact on the financial position or the results of operations of the Company.

(18) NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement No. 141, "Business Combinations'("SFAS No. 141"), and Statement No. 142, "Goodwill And Other Intangible Assets'("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria for intangible assets acquired in a purchase method business combination which must be met to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

     The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

     SFAS No. 141 will require, upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     As of the date of adoption, the Company will have no unamortized goodwill or intangible assets and as a result does not believe SFAS No. 141 and SFAS No. 142 will impact the Company's financial statements.

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

(19) SUBSEQUENT EVENTS

Potential Sale of PartnerCommunity

     In February 2002 we executed a letter of intent to sell substantially all of our ownership interest in PartnerCommunity. The terms of the transaction are currently being negotiated in a definitive agreement and though the Company expects the transaction to close in early April 2002, no assurance can be given that the transaction will be consummated.

Conversion of Series F preferred stock

     As of March 29, 2002, 13,520 shares of Series F preferred stock have been converted to common stock resulting in the issuance of 1,655,524 shares of common stock.

                                                                     SCHEDULE II

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                   FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD
                                                               ENDED DECEMBER 31, 2001
                                      -------------------------------------------------------------------------
                                       BALANCE AT                                                    BALANCE AT
                                      BEGINNING OF                     INLOGIC                         END OF
                                          YEAR       CHARGES(A)    ACQUISITION(B)    DEDUCTIONS(C)      YEAR
                                      ------------   -----------   ---------------   -------------   ----------
Description:
  Reserves and allowances deducted
     from asset accounts 1999
          Allowance for doubtful
            accounts................   $    9,045       761,936        30,000           ( 94,046)      706,935
                                       ==========     =========        ======         ==========     =========
Description:
  Reserves and allowances deducted
     from asset accounts 2000
          Allowance for doubtful
            accounts................   $  706,935     4,439,405            --          ( 546,340)    4,600,000
                                       ==========     =========        ======         ==========     =========
Description:
  Reserves and allowances deducted
     from asset accounts 2001
          Allowance for doubtful
            accounts................   $4,600,000     1,675,000            --         (2,486,346)    3,788,654
          Reserve for notes
            receivable..............           --     1,188,102            --                        1,188,102
                                       ----------     ---------        ------         ----------     ---------
               Total................   $4,600,000     2,863,102            --         (2,486,346)    4,976,756
                                       ==========     =========        ======         ==========     =========

---------------

(a) Charges to the reserve account represent increase in reserve levels and establishment of specific reserves charged to expense with respect to trade receivable and notes receivable.
(b) Amount acquired in Inlogic acquisition.
(c) Deductions to the reserve account represent write-offs net of recoveries which occurred during the year.