Form 10-Q
period 2002-03-31
DALEEN TECHNOLOGIES INC
filed 2002-05-14
CIK 1002658

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[MARK ONE]

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

    902 CLINT MOORE ROAD, SUITE 230
         BOCA RATON, FLORIDA                                       33487
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)



       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (561) 999-8000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 2002, there were 23,532,081 shares of registrant's common stock, $0.01 par value, outstanding.

================================================================================

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                          QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                                                         PAGE
                                                                                                                         ----
Item 1.      Condensed Unaudited Consolidated Financial Statements.

             Condensed Unaudited Consolidated Balance Sheets as of December 31, 2001 and
             March 31, 2002                                                                                                3

             Condensed Unaudited Consolidated Statements of Operations for the three months ended
             March 31, 2001 and 2002                                                                                       4

             Condensed Unaudited Consolidated Statements of Cash Flows for the three months ended
             March 31, 2001 and 2002                                                                                       5

             Notes to Condensed Unaudited Consolidated Financial Statements                                                6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results
             of Operations.                                                                                               12

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.                                                  30

                                                   PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                                                                            31

Item 5.      Other Information                                                                                            31

Item 6.      Exhibits and Reports on Form 8-K                                                                             32

             Signatures                                                                                                   33

                                     PART I

                              FINANCIAL INFORMATION

         ITEM 1. CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Unaudited Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                                                   December 31,       March 31,
                                                                                                        2001            2002
                                                                                                  ---------------  ---------------
ASSETS
Current assets:
     Cash and cash equivalents                                                                    $        13,093  $        10,670
     Restricted cash                                                                                           30               30
     Accounts receivable, less allowance for doubtful accounts of $3,789
         at December 31, 2001 and $3,673 at March 31, 2002                                                  2,397            1,180
     Unbilled revenue                                                                                         488              508
     Other current assets                                                                                     436              358
                                                                                                  ---------------  ---------------
         Total current assets                                                                              16,444           12,746
Notes receivable, less reserve of $1,188 at December 31, 2001 and $1,347 at March 31, 2002.                   659              541
Property and equipment, net                                                                                 2,704            2,252
Other assets                                                                                                1,386            1,269
                                                                                                  ---------------  ---------------
         Total assets                                                                             $        21,193  $        16,808
                                                                                                  ===============  ===============

LIABILITIES  AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                             $           678  $           760
     Accrued payroll and other accrued expenses                                                             3,733            2,666
     Billings in excess of costs                                                                            1,323              860
     Deferred revenue                                                                                       1,013              895
                                                                                                  ---------------  ---------------
         Total current liabilities                                                                          6,747            5,181
Minority interest                                                                                             184              184
Stockholders' equity:
     Series F Convertible Preferred Stock, $.01 par value; 356,950 shares authorized;
         247,882 and 234,362 issued and outstanding at December 31, 2001
         and March 31, 2002, respectively ($110.94 per share liquidation value)                            25,564           24,037
     Common stock, $.01 par value; 70,000,000 shares authorized; 21,876,554 shares issued and outstanding at December 31, 2001 and 23,532,081 shares issued
         and outstanding at March 31, 2002                                                                   219              235
     Stockholders' notes receivable                                                                         (241)            (246)
     Deferred stock compensation                                                                             (88)             (73)
     Additional paid-in capital                                                                           190,065          191,548
     Accumulated deficit                                                                                 (201,257)        (204,058)
                                                                                                  ---------------  ---------------
         Total stockholders' equity                                                                        14,262           11,443
                                                                                                  ---------------  ---------------
         Total liabilities and stockholders' equity                                               $        21,193  $        16,808
                                                                                                  ===============  ===============

SEE ACCOMPANYING NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

            Condensed Unaudited Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                                                         Three months ended
                                                                                              March 31,
                                                                                    ---------------------------
                                                                                        2001           2002
                                                                                    ------------   ------------
Revenue:
      License fees                                                                  $      1,712            211
      Professional services and other                                                      3,462          1,689
                                                                                    ------------   ------------

          Total revenue                                                                    5,174          1,900
                                                                                    ------------   ------------

Cost of revenue:
      License fees                                                                            47             36
      Professional services and other                                                      3,437          1,003
                                                                                    ------------   ------------

          Total cost of revenue                                                            3,484          1,039
                                                                                    ------------   ------------

Gross margin                                                                               1,690            861
                                                                                    ------------   ------------

Operating expenses:
      Sales and marketing                                                                  4,325          1,149
      Research and development                                                             5,335          1,328
      General and administrative                                                           3,296          1,333
      Amortization of goodwill and other intangibles                                       4,937             --
      Impairment of long lived assets                                                      3,307             --
      Restructuring charges                                                                2,993             --
                                                                                    ------------   ------------

          Total operating expenses                                                        24,193          3,810
                                                                                    ------------   ------------

Operating loss                                                                           (22,503)        (2,949)

Total interest income and nonoperating income, net                                           195            147
                                                                                    ------------   ------------

Net loss applicable to common stockholders                                          $    (22,308)        (2,802)
                                                                                    ============   ============

Net loss applicable to common stockholders per share -basic and diluted             $      (1.02)         (0.13)
                                                                                    ============   ============

Weighted average shares outstanding- basic and diluted                                    21,787         22,225
                                                                                    ============   ============


SEE ACCOMPANYING NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

            Condensed Unaudited Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                           THREE MONTHS ENDED
                                                                                   ----------------------------------
                                                                                       MARCH 31,          MARCH 31,
                                                                                         2001               2002
                                                                                   ----------------   ----------------
Cash flows from operating activities:
   Net loss                                                                        $        (22,308) $         (2,802)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                            832               686
       Amortization of deferred stock compensation                                              280                15
       Amortization of goodwill and other intangibles                                         4,937                --
       Loss on disposal of fixed assets                                                       1,579                13
       Impairment of long-lived assets and other assets                                       3,307                --
       Bad debt expense                                                                         425               119
       Interest income on stockholders' notes receivable                                        (38)              (45)
       Changes in assets and liabilities:
         Restricted cash                                                                         (2)               --
         Accounts receivable                                                                  3,987             1,256
         Unbilled revenue                                                                    (1,899)              (20)
         Other current assets                                                                 1,583               (79)
         Other assets                                                                          (106)               20
         Accounts payable                                                                      (781)               83
         Accrued payroll and other accrued expenses                                          (2,128)             (924)
         Billings in excess of costs                                                           (303)             (463)
         Deferred revenue                                                                      (185)             (118)
         Other current liabilities                                                             (938)               --
                                                                                   ----------------  ----------------
           Net cash used in operating activities                                            (11,758)           (2,259)
                                                                                   ----------------  ----------------
Cash flows used in financing activities:
   Payment of capital lease                                                                    (35)                --
   Payment of deferred offering costs                                                          (97)               (28)
                                                                                   ----------------  ----------------

           Net cash used in financing activities                                              (132)               (28)
                                                                                   ----------------  ----------------
Cash flows used in investing activities:
   Proceeds from sale of fixed assets                                                           --                  1
   Issuance of stockholders notes receivable                                                 (1,238)               --
   Repayment of stockholders notes receivable                                                    86                --
   Capital expenditures                                                                        (946)             (137)
                                                                                   ----------------  ----------------
           Net cash used in investing activities                                             (2,098)             (136)
                                                                                   ----------------  ----------------
Effect of exchange rates on cash and cash equivalents                                            (1)               --
Net decrease in cash and cash equivalents                                                   (13,989)           (2,423)
Cash and cash equivalents-beginning of period                                                22,268            13,093
                                                                                   ----------------  ----------------
Cash and cash equivalents-end of period                                            $          8,279  $         10,670
                                                                                   ================  ================

SEE ACCOMPANYING NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

(1) BASIS OF PRESENTATION

    The accompanying condensed unaudited consolidated financial statements for Daleen Technologies, Inc. and subsidiaries (collectively, referred to as "Daleen" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. The condensed unaudited consolidated balance sheet at December 31, 2001 has been derived from the Company's audited consolidated financial statements at that date. These condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's annual report on Form 10-K as of and for the year ended December 31, 2001 filed with the Securities and Exchange Commission ("SEC") on April 1, 2002.

    The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

(2) PRINCIPLES OF CONSOLIDATION

    The accompanying financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3) BASIC AND DILUTED NET LOSS PER SHARE

    Basic and diluted net loss per share was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for each period presented. Common stock equivalents were not considered since their effect would be antidilutive. Common stock equivalents amounted to 28,734,366 shares and 76,803 shares for the three months ended March 31, 2002 and 2001, respectively.

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

    Revenue related to undelivered elements of the arrangement is valued by the price charged when the element is sold separately and is recognized as follows:

         o Revenue related to customer maintenance agreements is deferred and recognized ratably using the straight-line method basis over the applicable maintenance period. The VSOE of maintenance is determined using the rate that maintenance is renewed at each year and is dependent on the amount of the license fee as well as the type of maintenance the customer chooses.

         o Professional service fees are recognized separately from the license fee since the services are not considered significant to the functionality of the software and the software does not require significant modification, production or customization. There are two types of service contracts that are entered into with customers: fixed fee and time and materials.

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

         o Third party software is recognized when delivered to the customer. The value of third party software is based on the Company's acquisition cost plus a reasonable margin and is readily determinable since the Company frequently sells these licenses separate of the other elements.

         o Training revenue is recognized when training is provided to customers and is based on the amount charged for training when it is sold separately.

    The Company typically receives 25% of the license fee as a down payment and the balance is typically due between three and nine months from contract execution. In limited situations, the Company enters into extended payment terms with certain customers if the Company believes it is a good business opportunity. When it enters into these arrangements, the Company evaluates each arrangement individually to determine whether collectibility is probable and the fees are fixed and determinable. An arrangement fee is not presumed to be fixed and determinable if payment of a significant portion of the licensing fee is not due until after expiration of the license or due after the normal and customary terms to customers. Revenue related to arrangements containing extended payment terms where the fees are not considered fixed and determinable is deferred until payments are due.

    In order to assess that collectibility is probable, the Company performs credit reviews on each customer. If collectibility is determined to not be probable upon contract execution, revenue is recognized when cash is received.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" ("SAB No. 101"). SAB No. 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company recognizes revenue in accordance with SAB No. 101.

(5) RESTRUCTURING ACTIVITIES

    During 2001 the Company performed various restructuring activities. For the year ended December 31, 2001, the Company recorded $11.8 million of restructuring charges related to restructuring activities which took place on January 5, 2001 (the "January Restructuring"), April 10, 2001 (the "April Restructuring"), and October 17, 2001 (the "October Restructuring"). For the three months ended March 31, 2001, the Company recorded a $3.0 million restructuring charge related to the January Restructuring. Such charge included the estimated costs related to workforce reductions, downsizing of facilities, asset writedowns and other costs.

    At December 31, 2001, an accrual remained on the condensed unaudited consolidated balance sheet related to the January Restructuring, April Restructuring and October Restructuring in the amount of $652,000.

    Amounts charged against the restructuring accrual for the three months ended March 31, 2002 were as follows (in thousands):

                                                    JANUARY                APRIL                OCTOBER
                                                 RESTRUCTURING         RESTRUCTURING         RESTRUCTURING             TOTAL
                                                ---------------       ----------------     ------------------      ------------
Employee termination benefits                   $            19       $             41     $              199      $        259
Facility costs/rent on idle facilities                       10                     32                     21                63
Asset writedowns                                             --                     --                    109               109
Other costs                                                  --                     --                      2                 2
                                                ---------------       ----------------     ------------------      ------------
                                                $            29       $             73     $              331      $        433
                                                ===============       ================     ==================      ============

    As of March 31, 2002 an accrual remains on the condensed unaudited consolidated balance sheets in accrued payroll and other accrued expenses related to the January Restructuring, April Restructuring and October Restructuring consisting of the following components (in thousands):


                                                      JANUARY             APRIL               OCTOBER
                                                   RESTRUCTURING      RESTRUCTURING        RESTRUCTURING          TOTAL
                                                  ---------------   ----------------      ----------------   -------------
Employee termination benefits                     $            16   $             27      $             82   $         125
Facility costs/rent on idle facilities                         78                 --                    --              78
Asset writedowns                                               --                 --                    --              --
Other costs                                                     2                 10                     4              16
                                                  ---------------   ----------------      ----------------   -------------
                                                  $            96      $          37      $             86   $         219
                                                  ===============   ================      ================   =============

In May 2002, management initiated another business review to continue to identify additional areas for cost reduction. As a result, the Company's Board of Directors formally approved a plan to further reduce operating expenses on May 13, 2002 (the "2002 Restructuring"). On May 14, 2002 the Company announced and immediately began to implement the 2002 Restructuring. The Company expects to record a restructuring charge of between $700,000 and $1.0 million in the second quarter 2002 in connection with the 2002 Restructuring. The charge will be comprised primarily of the estimated costs related to workforce reductions due to the termination of 35 employees.

(6) LIQUIDITY

    The Company continued to experience operating losses in the three months ended March 31, 2002 and had an accumulated deficit of $204.1 million at March 31, 2002. Cash and cash equivalents at March 31, 2002 were $10.7 million. Cash used in operations for the three months ended March 31, 2002 was $2.3 million which was mainly used to fund the operating losses.

    The Company intends to continue to manage the use of cash, and believes that the cash and cash equivalents together with the reduction of costs related to the restructuring activities that took place in 2001 and the 2002 Restructuring, may be sufficient for the Company to fund its operations through 2002. The Company likely will be required to further reduce operations and/or seek additional public or private equity financing or financing from other sources. The Company will also need to consider other options, which may include but are not limited to, forming strategic partnerships or alliances and/or considering other strategic alternatives, including a possible merger, sale of assets or other business combinations. There can be no assurance that additional financing will be available, or that, if available the financing will be obtainable on terms acceptable to the Company or that any additional financing would not be substantially dilutive to the Company's stockholders. There can be no assurance that any other strategic alternatives will be available, or if available, will be on terms acceptable to the Company, or all of its stockholders. Failure to obtain additional financing or to engage in one or more of the strategic alternatives may have a material adverse effect on the Company's ability to continue to operate as a going concern which may result in filing for bankruptcy protection, winding down our operations and/or liquidation of our assets.

(7) GOODWILL AND OTHER INTANGIBLES

    In January 2002, the Company adopted Statement No. 141, "BUSINESS COMBINATIONS" and Statement No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria for intangible assets acquired in a purchase method combination which must be met to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires goodwill to no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires the Company to evaluate goodwill whenever events and changes in circumstances suggest that the carrying amount may be recoverable from its estimated future cash flows.

    Due to economic conditions and the Company's past revenue performance, the Company assessed the recoverability of goodwill and other intangibles in 2001 by determining whether the amortization of the goodwill and other intangibles over the remaining life could be recovered through undiscounted future operating cash flows over the remaining amortization period. The Company's carrying value of goodwill and other intangibles was reduced by the estimated short fall of cash flows, discounted at a rate commensurate with the associated risks. The carrying value was estimated to be zero at December 31, 2001. Based on current conditions, that estimate has not been altered. As a result, as of the date of adoption of SFAS No. 141 and SFAS No. 142, there was no impact to the Company's financial statements.

(8) BUSINESS AND CREDIT CONCENTRATIONS

    During the three months ended March 31, 2002, 37.6 percent of the Company's total revenue was attributed to two customers. Sales to these two customers accounted for 24.5 percent and 13.1 percent of the total revenue for the three month period. During the three months ended March 31, 2001, 28.2 percent of the Company's total revenue was attributed to one customer.

    Two customers accounted for 50.2 percent of the total gross accounts receivable at March 31, 2002. Two customers accounted for 38.0 percent of total gross accounts receivable at December 31, 2001.

(9) RELATED PARTY TRANSACTIONS

    A former member of the Company's board of directors, who resigned effective March 31, 2002, is a corporate executive vice president of Science Applications International Corporation ("SAIC"). SAIC, through its subsidiary SAIC Venture Capital Corporation, is a significant stockholder of the Company. Revenue related to SAIC for the three months ended March 31, 2001 and March 31, 2002 was $8,770 and $45,000, respectively. SAIC owns 44 percent of the voting stock of Danet, Inc. and 100 percent of the voting stock of Telcordia Technologies, Inc. ("Telcordia"). Danet is a customer and a distributor of the Company. There were no sales or purchases to Danet for the three months ended March 31, 2001 and 2002. The Company has a strategic alliance relationship, OEM agreement and Services Agreement with Telcordia. Revenue related to Telcordia for the three months ended March 31, 2001 and 2002 was $0 and $465,770, respectively.

    In January 2001, the Company loaned $1,237,823 to its Chairman, President and Chief Executive Officer and his limited partnership (collectively "the Makers"). The loan bears interest at a rate of 8.75% per annum. The principal and any unpaid accrued interest are payable in full January 31, 2006. The loan is secured by 901,941 shares of the Company's common stock, and is non-recourse to the Makers except to the extent of 901,941 shares held as the collateral. As a result of the note being non-recourse, the Company recorded an allowance for the difference between the face value of the note plus accrued interest and the fair market value of the underlying collateral. At March 31, 2002, the allowance was approximately $1,179,000.

(10) NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, Financial Accounting Standards Board ("FASB"), issued Statement No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" ("SFAS No. 143"). That statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over-time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for the fiscal years beginning after June 15, 2002, with earlier adoption permitted. The Company believes the adoption of the SFAS No. 143 will not have a significant impact on the Company's financial position and results of operations.

    In August 2001, FASB issued Statement of Financial Accounting Standards No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS" ("SFAS No. 144"). This statement is effective for fiscal years beginning after December 15,

2001. This statement supercedes SFAS No. 121, while retaining many of the requirements of such statement. Under SFAS No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the Company. The Company adopted SFAS No. 144 as of January 1, 2002. The adoption had no impact to the Company's financial statements.

(11) SERIES F CONVERTIBLE PREFERRED STOCK

    In March 2002, the holders of 13,520 shares of Series F convertible preferred stock converted their shares in to common stock resulting in the issuance of 1,655,528 shares of common stock and a reduction in the number of outstanding shares of Series F convertible preferred stock to 234,362 shares.

(12) LEGAL PROCEEDINGS

FAZARI v. DALEEN TECHNOLOGIES, INC.

    On December 5, 2001, a class action complaint was filed in the United States District Court for the Southern District of New York. On April 22, 2002 an amended complaint was filed by two plaintiffs purportedly on behalf of persons purchasing the Company's common stock between September 20, 1999 and December 6, 2000. The complaint is styled as ANGELO FAZARI, ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED, VS. DALEEN TECHNOLOGIES, INC., BANCBOSTON ROBERTSON STEPHENS INC., HAMBRECHT & QUIST LLC, SALOMON SMITH BARNEY INC., JAMES DALEEN, DAVID B. COREY AND RICHARD A. SCHELL, Index Number 01 CV 10944. The defendants include the Company, certain of the underwriters in the Company's initial public offering ("IPO") and certain current and former officers and directors of the Company. The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933 by all named defendants, (ii) Section 15 of the Securities Act of 1933 by the individual defendants and (iii) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the underwriter defendants. In the past year, more than 300 similar class action lawsuits have been filed in the Southern District of New York. These actions have been consolidated for pretrial purposes before one judge under the caption "In re Initial Public Offering Securities Litigation" in federal district court for the Southern District of New York.

    Specifically, the plaintiffs allege in the complaint that, in connection with the Company's IPO, the defendants failed to disclose "excessive commissions" purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company's common stock in the IPO to the underwriter defendants' preferred customers. Plaintiffs further allege that the underwriter defendants had agreements with preferred customers tying the allocation of shares sold in the Company's IPO to the preferred customers' agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs further allege that the underwriters used their analysts to issue favorable reports about the Company to further inflate the Company's share price following the IPO. Plaintiffs claim that the defendants knew or should have known of the underwriters actions and that the failure to disclose these alleged arrangements rendered the Company's prospectus included in its registration statement on Form S-1 filed with the SEC in September 1999 materially false and misleading. Plaintiffs seek unspecified damages and other relief. The Company intends to defend vigorously against the plaintiffs' claims. Currently a loss cannot be determined because the lawsuit is in its initial stages. The Company believes that it is entitled to indemnification by the underwriters under the terms of the underwriting agreements although no assurances can be given that such indemnification will be available. The Company has notified the underwriters of the action, but the underwriters have not yet agreed to indemnify the Company. The Company is currently in mediation with the plaintiffs in an attempt to facilitate a resolution of this matter against the issuer defendants.

    GENERAL LITIGATION

    The Company is involved in a number of other lawsuits and claims incidental in its ordinary course of business. The Company does not believe the outcome of any of these activities would have a material adverse effect on the financial position or the results of the operations of the Company.

(13) POTENTIAL SALE OF PARTNERCOMMUNITY, INC.

    In February 2002, the Company executed a letter of intent to sell substantially all of the Company's ownership interest in PartnerCommunity, Inc., a wholly owned subsidiary of the Company. The terms of the transaction are currently being negotiated in a definitive agreement and though the Company expects the transaction to close in May 2002, no assurance can be given that the transaction will be consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following should be read in conjunction with the condensed unaudited consolidated financial statements, and the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited consolidated financial statements and notes thereto, and related Management's Discussion and Analysis of Financial Condition and Results of Operations included with our Annual Report on Form 10-K for the year ended December 31, 2001.

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief or current expectations of the Company with respect to our business and industry, and the assumptions upon which these statements are based. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risks Associated with Daleen's Business and Future Operating Results", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission (the "SEC") on April 1, 2002. Forward-looking statements that were true at the time made, may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The discussion and analysis of our financial condition and results of operations included herein are based upon our condensed unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our bad debts, investments, intangible assets, income taxes, restructuring, long-term service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed unaudited consolidated financial statements.

REVENUE RECOGNITION

    Revenue from license fees is based on the size of the customers' authorized system, such as number of authorized users and computer processors, revenue billed through the system, or other factors. We generally receive license fees from our customers upon signing of the license agreement. In some cases we expect to receive additional license fees as our customers grow and add additional subscribers, or increase their revenue billed through the system. We also derive license fee revenue from existing customers who purchase additional products from us to increase the functionality of their current system. We have also entered into arrangements with service bureau providers and application service providers that utilize our products to service their customers. We expect to receive recurring license fees from these activities in the future.

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

ACCOUNTS RECEIVABLE

    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We continuously monitor collections and payments from our customers and the allowance for doubtful accounts is based on historical experience and any specific customer collection issues that we have identified. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

NOTES RECEIVABLE

    We maintain an allowance for employees' notes receivable that are non-recourse except against the collateral, for the difference between the face value of the note plus accrued interest and the fair market value of the underlying collateral which consists of our common stock. If the common stock price were to decrease, additional allowances may be needed. Likewise, if the common stock price were to increase, a decrease in the allowance may be needed. An increase in the allowance would decrease income in the period the common stock price decreased while a decrease in the allowance would increase income in the period the common stock price increased.

INVESTMENT IN THIRD PARTIES

    We have an investment in a technology company having operations in areas within our strategic focus. We would record an investment impairment charge when we believe the investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions, or poor operating results of this investment, could result in losses or an inability to recover the carrying value of investments that may not be reflected in our investment's current carrying value, thereby possibly requiring an impairment charge in the future.

ACCOUNTING FOR INCOME TAXES

    We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

RESULTS OF OPERATIONS

    On January 4, 2001, our Board of Directors approved, and on January 5, 2001, we announced a plan to implement specific cost reduction measures (the "January Restructuring") that included workforce reductions, downsizing of facilities and asset writedowns. We recorded a $3.0 million restructuring charge in the three months ended March 31, 2001 related to the January Restructuring. We implemented the actions associated with the January Restructuring immediately following the January 5, 2001 announcement. The workforce reductions in the January Restructuring included the termination of approximately 140 employees throughout our Boca Raton, Florida; Atlanta, Georgia; and Toronto, Ontario, Canada facilities, and included employees from substantially all of our employee groups. The downsizing of facilities included the downsizing of the Atlanta and Toronto facilities to one floor per each location. The asset writedowns were primarily related to the disposition of duplicative furniture and equipment and computer equipment from terminated employees, which was not resaleable.

    In late March 2001, we initiated a second comprehensive business review to identify additional areas for cost reductions. As a result, our Board of Directors approved, and we announced, another restructuring on April 10, 2001 (the "April Restructuring"). The April Restructuring included the consolidation of our North American workforce into our Boca Raton, Florida corporate offices and the closure of our Toronto, Canada and Atlanta, Georgia facilities. The April Restructuring included the consolidation of our North American research and development and professional services resources and further reduced our administrative support functions. The workforce reductions resulted in the termination of 193 employees from substantially all of our employee groups, closing of facilities, asset writedowns and other costs. Other costs included accounting and legal fees, penalties for cancellation of software maintenance contracts in Atlanta and Toronto and penalties for cancellation of a trade show. We implemented the actions associated with the April Restructuring immediately following the April 10, 2001 announcement.

    On October 17, 2001, our Board of Directors approved and on October 19, 2001 we announced a plan to further reduce expenses (the "October Restructuring"). The October Restructuring included the estimated costs related to workforce reductions of 75 employees from substantially all of our employee groups, further downsizing of facilities including rental property lease termination charges of $1.4 million, asset writedowns, and other costs. We started to implement these actions immediately following the October 19, 2001 announcement.

    On May 13, 2002, our Board of Directors approved and on May 14, 2002 we announced, a plan to further reduce expenses (the "2002 Restructuring") through a further reduction in workforce. As a result of the 2002 Restructuring, we expect to record a restructuring charge of between $700,000 and $1 million in the second quarter 2002. The charge will be comprised of estimated costs related to workforce reductions due to the termination of 35 employees.

    Due to the termination of employees in the January Restructuring, the April Restructuring, the October Restructuring and the 2002 Restructuring and assuming we do not hire any additional employees, we expect to achieve an annualized savings related to the cost of salaries and benefits for these terminated employees of approximately $33.2 million. The anticipated savings are from the following: approximately $9.8 million in cost of professional services and other; approximately $12.2 million in research and development; approximately $7.0 million in sales and marketing; and approximately $4.2 million in general and administrative.

    In recent years we have invested heavily in sales and marketing, research and development, and general operating expenses in order to increase our market position, develop our products and build our infrastructure. With the recent implementations of our January Restructuring, April Restructuring, October Restructuring and the 2002 Restructuring, we expect operating expenses to decrease in 2002 in areas such as compensation and benefits, capitalized expenditures, facilities and travel costs.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

    TOTAL REVENUE. Total revenue, which includes license revenue and professional services and other revenue, decreased $3.3 million, or 63.3%, to $1.9 million in the three months ended March 31, 2002 from $5.2 million for the same period in 2001. The primary reason for lower revenue during the recent quarter related to a decrease in license revenue due to fewer license contracts being signed in the first quarter 2002 than the first quarter 2001. In addition, the number of contracts being signed in recent quarters has decreased, resulting in a decrease in our service revenue due to less ongoing product implementations related to licensing our software products and the need for third party software fulfillment.

    LICENSE FEES. Our license fees are derived from licensing our software products. License fees decreased $1.5 million, or 87.7%, in the three months ended March 31, 2002 to $211,000 compared to $1.7 million for the same period in 2001. This decrease was due to fewer license contracts being signed in the first quarter 2002 compared to the same period in 2001. The primary reasons for this reduction include an overall reduction in technology spending, market conditions in our industry, including the communications industry, competition, lengthening of the sales cycle and postponement of customer licensing decisions. License fees constituted 11.1% of total revenue in the three months ended March 31, 2002, compared to 33.1% in the same period in 2001.

    PROFESSIONAL SERVICES AND OTHER. Our professional services and other consists of revenue from professional consulting services, training, maintenance and support, and third party software fulfillment, all related to the software products we develop and license. We offer consulting services both on a fixed fee basis and on a time and materials basis. We also offer third party software fulfillment based on our acquisition cost plus a reasonable margin. Professional services and other revenue decreased $1.8 million, or 51.2%, in the three months ended March 31, 2002 to $1.7 million, compared to $3.5 million in the same period in 2001. The decrease was due to less ongoing product implementations, fewer maintenance contracts due to customer insolvency and less revenue associated with third party software fulfillment. Professional services and other revenue constituted 88.9% of total revenue in the three months ended March 31, 2002, compared to 66.9% for the same period in 2001. The increase as a percentage of total revenue is due to a reduction in license revenue in the quarter.

    TOTAL COST OF REVENUE. Total cost of revenue decreased $2.4 million, or 70.2%, to $1.0 million in the three months ended March 31, 2002 from $3.5 million in the same period in 2001. Total cost of revenue includes both cost of license fees and cost of professional services and other. These components include the cost of direct labor, benefits, overhead and materials associated with the fulfillment and delivery of license products, amortization expense related to prepaid third party licenses and related corporate overhead costs to provide professional services to our customers. These costs decreased due to a decrease in total revenue as well as the result of our cost reduction measures taken in the January Restructuring, April Restructuring and October Restructuring. The cost reductions included a decrease in professional services personnel and other overhead costs which were reduced when we closed the Atlanta, Georgia office in connection with the April Restructuring. The Atlanta office primarily operated as a professional services facility. Overall, total cost of revenue as a percentage of total revenue decreased to 54.7% in the three months ended March 31, 2002, compared to 67.3% in the same period in 2001. This decrease resulted from the decrease in total revenue and associated costs.

    COST OF LICENSE FEES. Cost of license fees includes direct cost of labor, benefits and packaging material for fulfillment and shipment of our software products and amortization expense related to prepaid third party licenses. Cost of license fees decreased $11,000 or 24.9% to $36,000, in the three months ended March 31, 2002, from $47,000 in the same period in 2001, due to fewer license contracts being signed in the three months ended March 31, 2002. Cost of license fees increased to 16.8% of license fees revenue in the three months ended March 31, 2002 compared to the 2.8% for the same period in 2001 due to amortization of prepaid licenses with significantly lower revenue.

    COST OF PROFESSIONAL SERVICES AND OTHER. Cost of professional services and other includes direct cost of labor, benefits, third party software and related corporate overhead costs to provide professional services and training to our customers. Cost of professional services and other decreased $2.4 million, or 70.8%, to $1.0 million in the three months ended March 31, 2002, from $3.4 million in the same period in 2001. These costs decreased due to a decrease in total revenue and as a result of the cost reduction measures taken in the January Restructuring, April Restructuring and October Restructuring. Cost of professional services and other decreased to 59.4% of professional services and other revenue in the three months ended March 31, 2002, compared to 99.3% for the same period 2001 due to lower professional services and other revenue and the cost reductions in 2001.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales, marketing and partner management personnel, travel and entertainment, trade show and marketing program costs, promotional and related corporate overhead costs. These expenses decreased $3.2 million or 73.4%, to $1.1 million in the three months ended March 31, 2002, from $4.3 million for the same period in 2001. These costs decreased as a result of a decrease in our trade show presence, decrease in sales commissions as well as the cost reduction measures taken with the January Restructuring, April Restructuring and October Restructuring. As a percentage of revenue, these expenses decreased to 60.5% in the three months ended March 31, 2002, compared to 83.6% for the same period in 2001 mainly due to the cost reduction measures.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for software developers, product testing and benchmarking, management and quality assurance personnel, subcontractor costs and related corporate overhead costs. Our research and development expenses decreased $4.0 million, or 75.1%, to $1.3 million in the three months ended March 31, 2002, from $5.3 million for the same period in 2001. The overall decrease was primarily due to the cost reductions associated with the January Restructuring, April Restructuring and October Restructuring. The cost reductions included a decrease in research and development personnel and other costs which were reduced when we closed the Toronto, Ontario, Canada facility in connection with the April Restructuring. The Toronto facility primarily operated as a research and development facility. As a percentage of revenue, research and development expenses decreased to 69.9% in the three months ended March 31, 2002 compared to 103.1% in the same period in 2001, mainly due to the cost reduction measures taken in 2001.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance and accounting, facilities, human resources and information systems personnel, and related corporate overhead costs. It also consists of non-cash stock compensation expense and provision for bad debt. Our general and administrative expenses decreased $2.0 million, or 59.5%, to $1.3 million in the three months ended March 31, 2002, from $3.3 million in the same period in 2001. The overall decrease was attributed to the decrease in administrative personnel and administrative costs associated with the January Restructuring, April Restructuring and October Restructuring. As a percentage of revenue, general and administrative expenses increased to 70.2% in the three months ended March 31, 2002 from 63.7% in the same period in 2001. This was a direct result of the lower revenue recognized in the three months ended March 31, 2002 compared to the same period in 2001.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization expense decreased $4.9 million, or 100%, to $0 in the three months ended March 31, 2002, from $4.9 million for the same period in 2001. Goodwill and other intangibles was considered impaired and written off during 2001. Therefore, no amortization of goodwill and other intangibles was recorded in the three months ended March 31, 2002.

    IMPAIRMENT OF LONG-LIVED ASSETS. Impairment charges decreased $3.3 million, or 100%, to $0 in the three months ended March 31, 2002, from $3.3 million for the same period in 2001. Impairment charges in the three months ended March 31, 2001 consisted of an impairment of the employee workforce in the amount of $1.6 million and a charge of $1.7 million representing the difference between the fair value and the carrying value of certain property, leasehold improvements and equipment. There were no impairment charges recorded in the three months ended March 31, 2002.

    RESTRUCTURING CHARGES. There were no restructuring charges in the three months ended March 31, 2002 compared to $3.0 million in the three months ended March 31, 2001. Restructuring charges incurred by us in the three months ended March 31, 2001 related to the January Restructuring.

    NONOPERATING INCOME. Nonoperating income is comprised primarily of interest income, net of interest expense. Nonoperating income decreased $48,000, or 24.5%, to $147,000 in the three months ended March 31, 2002, from $195,000 for the same period in 2001. This was primarily attributable to the decrease in investment earnings due to the decrease in interest rates in 2002 compared to 2001.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $2.3 million for the three months ended March 31, 2002, compared to $11.8 million for the three months ended March 31, 2001. The principal use of cash for both periods was to fund our losses from operations.

    Net cash used in financing activities was $28,000 for the three months ended March 31, 2002, compared to $132,000 for the three months ended March 31, 2001. The principal use of cash for both periods was for the payment of expenses related to the private placement of our Series F convertible preferred stock ("Series F preferred stock") which closed in June 2001.

    Net cash used in investing activities was $136,000 for the three months ended March 31, 2002, compared to $2.1 million for the three months ended March 31, 2001. In the three months ended March 31, 2002, the cash was used for capital expenditures mainly for leasehold improvements. The use of cash in the three months ended March 31, 2001 was primarily related to the note receivable issued to our chairman, president and chief executive officer for approximately $1.2 million and capital expenditures.

    We continued to experience operating losses in the three months ended March 31, 2002, and we had an accumulated deficit of $204.1 million at March 31, 2002. Cash and cash equivalents at March 31, 2002 were $10.7 million. The cash used during the three months ended March 31, 2002 was a significant improvement from prior periods. The January Restructuring, April Restructuring and October Restructuring resulted in a reduction in operating expense levels, and cash usage requirements in the three months ended March 31, 2002.

    We intend to continue to manage the use of cash and we believe the cash and cash equivalents together with the reduction in costs due to the January Restructuring, April Restructuring, October Restructuring and the 2002 Restructuring, may be sufficient to fund our operations through 2002. However, we may be required to further reduce our operations and/or seek additional public or private equity financing or financing from other sources. We also will need to consider other options, which may include but are not limited to, forming strategic partnerships or alliances and/or considering other strategic alternatives, including a possible merger, sale of assets or other business combination. There can be no assurance that additional financing will be available, or that, if available, the financing will be obtainable on terms acceptable to us or that any additional financing would not be substantially dilutive to our stockholders. Further, there can be no assurance that any other strategic alternatives will be available, or if available will be on terms acceptable to us or all of our stockholders. Failure to obtain additional financing or to engage in one or more strategic alternatives may have a material adverse effect on our ability to meet our financial obligations and to continue to operate as a going concern which may result in filing for bankruptcy protection, winding down of operations and/or liquidation of our assets. Our condensed unaudited consolidated financial statements included elsewhere in this Form 10-Q have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty. See "Risks Associated with Daleen's Business and Operating Results."

NEW ACCOUNTING PRONOUNCEMENTS

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

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" ("SFAS No. 144"). This statement is effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS No. 121, while retaining many of the requirements of such statement. Under SFAS No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from our ongoing operations and will not have any significant continuing involvement in our operations. We adopted SFAS No. 144 as of January 1, 2002. The adoption had no impact to our consolidated financial position or results of operations.

      RISKS ASSOCIATED WITH DALEEN'S BUSINESS AND FUTURE OPERATING RESULTS

    Our future operating results may vary substantially from period to period. The price of our common stock will fluctuate in the future, and an investment in our common stock is subject to a variety of risks, including but not limited to the specific risks identified below. In addition to general risk factors, risk factors resulting from our Series F preferred stock are set forth below under the caption "Risks Associated with our Series F preferred stock" beginning on page 27. Inevitably, some investors in our securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks in this report.

RISKS ASSOCIATED WITH OUR BUSINESS AND OPERATIONS

ADDITIONAL CAPITAL AND/OR OTHER STRATEGIC ALTERNATIVES MAY BE REQUIRED FOR US TO HAVE THE ABILITY TO CONTINUE AS A GOING CONCERN, AS A RESULT, OUR INDEPENDENT PUBLIC ACCOUNTANTS HAVE EXPRESSED DOUBTS OVER OUR ABILITY TO CONTINUE AS A GOING CONCERN.

    We incurred net losses of approximately $2.8 million for the three months ended March 31, 2002. Our cash and cash equivalents at March 31, 2002 was $10.7 million. Cash used in operations for the three months ended March 31, 2002 was $2.3 million. As a result of our financial condition, the independent auditors' report covering our December 31, 2001 consolidated financial statements and financial statement schedule contains an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raised substantial doubt about our ability to continue as a going concern. We initiated cost reduction measures in the January Restructuring, April Restructuring, October Restructuring and the 2002 Restructuring in order to reduce our operating expenses, including workforce reductions, reduction of office space, asset writedowns and consolidation of our North American research and development and professional services resources.

    We believe that our current cash and cash equivalents together with the January Restructuring, April Restructuring, October Restructuring and the 2002 Restructuring, may be sufficient to fund our operations through 2002. However, there is no assurance that we will be able to continue as a going concern if we do not raise additional capital and/or engage in one or more strategic alternatives, including a possible merger, sale of the assets or other business combinations. Further, such belief is based on a number of assumptions, some of which are beyond our control. Although we intend to carefully manage our use of cash and attempt to increase revenues, we likely will be required to further reduce our operations and/or seek additional public or private equity financing or financing from other sources. We also will need to consider other options, which may include but are not limited to forming strategic partnerships or alliances and/or considering other strategic alternatives. We have not yet identified the source of any additional financing, nor can we predict whether additional financing can be obtained, or if obtained, the terms of such financing. We would expect that any additional financing would be substantially dilutive to our stockholders. Further, there can be no assurance that any other strategic alternatives will be available, or if available, will be on terms acceptable to us, or all of our stockholders. Failure to obtain additional financing or to engage in one or more strategic alternatives may have a material adverse effect on our ability to meet our financial obligations and to continue to operate as a going concern, which may result in filing for bankruptcy protection, winding down of our operations and/or liquidation of our assets. See "Risks Associated with our Series F preferred stock - The holders of our Series F preferred stock have rights that are senior to those of the holders of our common stock in the event of the sale of our Company or in the event of our liquidation, dissolution or winding up" below for a discussion of the terms of the Series F preferred stock applicable in the event of a business combination, liquidation event or issuance of equity securities.

WE HAVE NOT ACHIEVED PROFITABILITY AND MAY CONTINUE TO INCUR NET LOSSES FOR AT LEAST THE NEXT SEVERAL QUARTERS.

    We incurred net losses of approximately $2.8 million for the three months ended March 31, 2002. As of March 31, 2002, we had an accumulated deficit of approximately $204.1 million. We have not realized any profit to date and do not expect to achieve profitability in the near future. To achieve this objective, we need to generate significant additional revenue from licensing of our products and related services and support revenues. We have reduced our fixed operating expenses through the cost reduction measures implemented in the January Restructuring, April Restructuring, October Restructuring and the 2002 Restructuring, which included workforce reductions, reduction of office space, asset writedowns, and other miscellaneous cost reductions. We consolidated our North American workforce into our Boca Raton, Florida facility and we closed our Toronto, Ontario, Canada and Atlanta, Georgia offices.

    There is no assurance we will achieve these objectives and thus achieve profitability. We likely will be required to further reduce our operations and seek additional financing and/or pursue other strategic alternatives. In addition, even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

         o   competitive pressures;

         o   continued low levels of corporate information technology spending;

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

         o the willingness of potential customers to conduct business with us related to concerns over operating losses and our long term financial viability;

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

As a result, our quarterly results of operations are difficult to predict and the deferral of even a small number of contract bookings or delays associated with delivery of products in a particular quarter could significantly reduce our revenue and increase our net loss which would hurt our quarterly financial performance. As a result of a reduced number of new contracts, our revenue for the quarter ended March 31, 2002 and previous quarters in 2001 was derived primarily from our existing customers that signed contracts in prior periods. In addition, a substantial portion of our costs are relatively fixed and based upon anticipated revenue. A failure to book an expected order in a given quarter would not be offset by a corresponding reduction in costs and could adversely affect our operating results.

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

    On February 14, 2002, we received a letter from Nasdaq notifying us that our common stock had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required by the applicable Nasdaq Marketplace Rule. If at anytime prior to May 15, 2002, the bid price of our common stock had been at least $1.00 per share for a minimum of 10 consecutive trading days, Nasdaq would make a determination of whether we were in compliance with the Marketplace Rules. Under certain circumstances, Nasdaq may require that we maintain a closing bid price at or above $1.00 per share for more than 10 consecutive trading days. Because we were not able to demonstrate compliance with this Marketplace Rule on or before May 15, 2002, we expect that Nasdaq will provide us with written notification that our common stock will be delisted from The Nasdaq National Market. At that time, we plan to request a hearing before the Nasdaq Listing Qualifications Panel to appeal the delisting.

    In addition to the requirement that we maintain a minimum closing bid price, The Nasdaq National Market requires that we maintain a minimum market value of publicly held shares ("MVPHS") of $5 million. Nasdaq defines "publicly held shares" to include all of the outstanding common stock, other than shares held by our officers and directors or by beneficial owners of 10% or more of our common stock. On February 22, 2002, we received a letter from Nasdaq notifying us that our common stock failed to maintain the minimum MVPHS. If, at any time before May 23, 2002, the MVPHS of our common stock is $5 million or greater for a minimum of 10 consecutive trading days, Nasdaq will make a determination of whether we are in compliance with the applicable MarketPlace Rule. Under certain circumstances, to ensure that we can sustain long-term compliance, Nasdaq may require that we maintain the MVPHS at or above $5 million for more than 10 consecutive trading days. Based on current price of our common stock, it is not likely that we will be able to demonstrate compliance with this MarketPlace Rule on or before May 23, 2002. As a result we expect that Nasdaq will provide us written notification that our common stock will be delisted from The Nasdaq National Market. At that time, we plan to request a hearing before the Nasdaq Qualifications Panel to appeal the delisting. We note that the May 23, 2002 deadline relates only to the MVPHS deficiency. The Company may be delisted prior to that date for failure to maintain the minimum bid price of $1.00 per share.

    If we appeal NASDAQ's decision to delist and the appeal is denied, we currently intend to apply to transfer the securities to The Nasdaq SmallCap Market. To transfer, we must satisfy the continued inclusion requirements for the SmallCap Market, which make available an extended grace period for the minimum $1.00 bid price requirement and has a MVPHS requirement of $1 million. If we submit a transfer application and pay the applicable listing fee after the appeal has been denied, initiation of delisting proceedings will be stayed pending the review of the transfer application. If the transfer application is approved, we will have until August 13, 2002 to regain compliance. If at this date the Company is in compliance with the initial listing requirements of The Nasdaq SmallCap Market, we will be granted an additional 180 day grace period, or until February 10, 2003, for compliance with the $1.00 per share minimum bid requirement. In the event the bid price of the stock maintains the $1.00 per share requirements and we satisfy the $5 million MVPHS requirements, in each case for 30 consecutive days by February 10, 2003, we may be eligible to transfer back to The Nasdaq National Market. If the transfer application is not approved, we will receive notification that the common stock will be delisted.

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

MANY OF OUR CUSTOMERS AND POTENTIAL CUSTOMERS LACK FINANCIAL RESOURCES, AND IF THEY CANNOT SECURE ADEQUATE FINANCING, WE MAY NOT MAINTAIN THEIR BUSINESS, WHICH WOULD NEGATIVELY IMPACT OUR REVENUE AND RESULTS OF OPERATIONS.

    Many of our customers and potential customers lack significant financial resources. These companies rely to a large degree, on access to the capital markets for growth that have cut back over the past several months. Their failure to raise capital has hurt their financial viability and their ability to purchase our products. The lack of funding has caused potential customers to reduce information technology spending. If our potential customers cannot obtain the resources to purchase our products, they may turn to other options such as service bureaus, which would hurt our business. Also, because we do at times provide financing arrangements to customers, their ability to make payments to us may impact when we can recognize revenue.

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

         o   increased price competition; and

         o general conditions in the Internet, technology and the telecommunications industries.

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

      In December 2001 a class action complaint was filed in the United States District Court for the Southern District of New York against us, certain of the underwriters of our initial public offering and certain of our current and former officers and directors. The complaint alleges that the defendants failed to disclose "excessive commissions" paid to the underwriters in exchange for allocating shares to preferred customers, that the underwriters had agreements with preferred customers tying the allocation of shares to the preferred customers' agreements to make additional aftermarket purchases at pre-determined prices. The complaint alleges that the failure to disclose these alleged arrangements made our prospectus materially false and misleading. Plaintiff seeks unspecified damages and other relief. We intend to defend vigorously against the plaintiff's claims. Such defense may result in substantial costs and divert management attention and resources, which may seriously harm our business. We believe we are entitled to indemnification by the underwriters under the terms of the underwriting agreements. We have notified the underwriters of the action, but the underwriters have not yet agreed to indemnify us and no assurances can be given that such indemnification will be available.

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

         o   greater difficulty in collecting accounts receivable; and

         o uncertainties inherent in transnational operations such as export and import regulations, taxation issues, tariffs, trade barriers and fluctuations in currency conversion rates.

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

LOSS OF OUR SENIOR MANAGEMENT PERSONNEL WOULD LIKELY HURT OUR BUSINESS IF WE ARE UNABLE TO HIRE SUITABLE REPLACEMENTS.

    Our future success depends to a significant extent on the continued services of our senior management and other key personnel. If we lost the services of our key employees and we were unable to hire suitable replacements, it would likely hurt our business. We have employment and non-compete agreements with some of our executive officers. However, these agreements do not obligate them to continue working for us.

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

    The holders of the Series F preferred stock will have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding up. The aggregate amount of that senior claim will be at least $110.94 per share of Series F preferred stock (the "Preferential Amount"), or approximately $26.8 million based on the numbers of shares of Series F preferred stock outstanding at April 30, 2002.

    Additionally, unless otherwise agreed by the holders of at least a majority of the outstanding shares of Series F preferred stock, in the event of a "Sale of the Company", we are required to redeem all of the issued and outstanding shares of Series F preferred stock for the Preferential Amount per share. A "Sale of the Company" means: (i) the acquisition by another entity by means of merger or consolidation resulting in the exchange of at least 50% of the outstanding shares of our capital stock for securities issued or other consideration paid by the acquiring entity or any parent subsidiary thereof (except for a merger or consolidation after the consummation of which our stockholders immediately prior to such merger or consolidation own in excess of 50% of the voting securities of the surviving corporation or its parent corporation); or (ii) the sale or other disposition by us of substantially all of our assets (other than a sale or transfer of assets to one or more of our wholly owned subsidiaries). As a result, in the event of a Sale of the Company, the holders of the Series F preferred stock would be entitled to the first approximately $26.8 million of the transaction value based on the number of shares of Series F preferred stock outstanding on April 30, 2002.

THE HOLDERS OF OUR SERIES F PREFERRED STOCK HAVE SIGNIFICANT VOTING RIGHTS THAT ARE SENIOR TO THOSE OF THE HOLDERS OF OUR COMMON STOCK.

    The holders of the Series F preferred stock have voting rights entitling them to vote together with the holders of our common stock as a single class and on the basis of 100 votes per share of Series F preferred stock, subject to adjustment for any stock split, stock dividend, reverse stock split, reclassification or consolidation of or on our common stock. As of April 30, 2002, the voting rights of the holders of Series F preferred stock, excluding shares of common stock currently owned by the holders of the Series F preferred stock, would constitute a majority of the entire voting class of common stock, or more than 60%, if the warrant holders exercise the warrants that were issued to purchase Series F preferred stock (the "Warrants").

    As discussed below, the holders of the Series F preferred stock have the right to vote together with the holders of our common stock as a single class and on the basis of 100 votes per share of Series F preferred stock. As a result, the holders of the outstanding shares of Series F preferred stock control a majority of the outstanding vote. Additionally, certain of the holders of Series F preferred stock beneficially own a significant number of shares of our outstanding common stock. When combined with the shares of common stock that they beneficially own, the holders of our Series F preferred stock control more than 58% of the vote on any proposal submitted to the holders of our outstanding common stock, or more than 67% of the vote if the holders of the Series F preferred stock exercise their Warrants and warrants to purchase common stock. In the event that we seek stockholder approval of a transaction or action involving the Sale of the Company and/or the liquidation, dissolution or winding down of the Company, or other transaction, the holders of the Series F preferred stock will control a majority of the vote and, as a result, would control or significantly influence the outcome of a proposal with respect to such a transaction or action, whether or not the holders of our common stock support or oppose the proposal. See "-- The holders of our Series F preferred stock have significant voting rights that are senior to those of the holders of our common stock" and "The Private Placement investors acquired voting power of our capital stock sufficient to enable the investors to control or significantly influence all major corporate decisions" below.

    On April 30, 2002, we had 23,532,081 shares of common stock issued and outstanding and 234,362 shares of Series F preferred stock issued and outstanding. Additionally, we had outstanding Warrants for the purchase of an aggregate of 109,068 shares of Series F preferred stock.

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

    Due to the reset provision of the Series F preferred stock, the conversion price of the Series F preferred stock is $0.9060. Based on the number of shares of Series F preferred stock that were outstanding as of April 30, 2002, if all of the holders of the Series F preferred stock and Warrants exercise the Warrants in full and convert all of the remaining shares of Series F preferred stock and Warrants into shares of common stock, we would issue an aggregate of approximately 42,053,109 additional shares of common stock.

OUR SERIES F PREFERRED STOCK PROVIDES FOR ANTI-DILUTION ADJUSTMENTS TO THE SERIES F PREFERRED STOCK CONVERSION PRICE, WHICH COULD RESULT IN A REDUCTION OF THE CONVERSION PRICE.

    Subject to certain exceptions, the conversion price of the Series F preferred stock will be reduced each time, if any, that we issue common stock, convertible preferred stock, options, warrants or other rights to acquire common stock at a price per share of common stock that is less than the conversion price of the Series F preferred stock then in effect. A reduction in the conversion price of the Series F preferred stock will increase the number of shares of common stock issuable upon conversion of the Series F preferred stock.

THE SERIES F PREFERRED STOCK IS AUTOMATICALLY CONVERTIBLE ONLY IN LIMITED CIRCUMSTANCES AND, AS A RESULT COULD BE OUTSTANDING INDEFINITELY.

    The Series F preferred stock will convert automatically into common stock only if the closing price of our common stock on The Nasdaq National Market or a national securities exchange is at least $3.3282 per share for ten out of any 20 trading day period. Otherwise, the shares of Series F preferred stock are convertible only at the option of the holder. Further, the Series F preferred stock is not subject to automatic conversion if our common stock is not then listed for trading on The Nasdaq National Market or a national securities exchange. Each Warrant is exercisable for Series F preferred stock in whole or in part at any time during a five-year exercise period at the sole discretion of the Warrant holder and will not be convertible or callable at the election of us. As a result of these provisions, the Series F preferred stock may remain outstanding indefinitely.

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

     Following is information on HarbourVest Partners VI-Direct Fund L.P., one of the purchasers in the Private Placement as of April 30, 2002:

         o HarbourVest Partners VI-Direct Fund L.P. is managed by HarbourVest, which also manages HarbourVest Partners V-Direct Fund L.P.

         o HarbourVest, through funds it manages, beneficially owns approximately 35.44% of our common stock, based on a Series F preferred stock conversion price of $0.9060 and assuming conversion of all of the outstanding shares of Series F preferred stock and exercise of all HarbourVest funds' Warrants and outstanding warrants to purchase our common stock.

         o Prior to the conversion of the Series F preferred stock, but assuming exercise of the HarbourVest funds' Warrants and their other warrants, HarbourVest would control approximately 34.13% of the voting power of Daleen, or 27.32% prior to exercising the HarbourVest funds' Warrants and other warrants, based on the voting rights of the Series F preferred stock.

    Following is information on SAIC Venture Capital Corporation, one of the purchasers in the private placement, as of April 30, 2002:

         o SAIC Venture Capital Corporation beneficially owns approximately 24.91% of our outstanding common stock, based on a Series F preferred stock conversion price of $0.9060 and assuming conversion of all of the outstanding shares of Series F preferred stock and exercise of SAIC Venture Capital Corporation's Warrants.

         o Prior to the conversion of the Series F preferred stock, but assuming exercise of its Warrants, SAIC Venture Capital Corporation would control approximately 23.58% of the voting power of Daleen, or 19.18% prior to the exercise of its Warrants, based on the voting rights of the Series F preferred stock.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On December 5, 2001, a class action complaint was filed in the United States District Court for the Southern District of New York. On April 22, 2002 an amended complaint was filed by two plaintiffs purportedly on behalf of persons purchasing our common stock between September 20, 1999 and December 6, 2000. The complaint is styled as ANGELO FAZARI, ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED, VS. DALEEN TECHNOLOGIES, INC., BANCBOSTON ROBERTSON STEPHENS INC., HAMBRECHT & QUIST LLC, SALOMON SMITH BARNEY INC., JAMES DALEEN, DAVID B. COREY AND RICHARD A. SCHELL, Index Number 01 CV 10944. The defendants include us, certain of the underwriters in our initial public offering and certain current and former officers and directors. The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933 by all named defendants, (ii) Section 15 of the Securities Act of 1933 by the individual defendants and (iii) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the underwriter defendants. In the past year, more than 300 similar class action lawsuits have been filed in the Southern District of New York. These actions have been consolidated for pretrial purposes before one judge under the caption "In re Initial Public Offering Securities Litigation" in Federal district court for the Southern District of New York.

    Specifically, the plaintiffs allege in the complaint that, in connection with our initial public offering, the defendants failed to disclose "excessive commissions" purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of our common stock in the initial public offering to the underwriter defendants' preferred customers. Plaintiffs further allege that the underwriter defendants had agreements with preferred customers tying the allocation of shares sold in our initial public offering to the preferred customers' agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs further allege that the underwriters used their analysts to issue favorable reports about the Company to further inflate our share price following our initial public offering. Plaintiffs claim that we and certain of our officers and directors knew or should have known of the underwriters actions and the failure to disclose these alleged arrangements rendered our prospectus included in our registration statement on Form S-1 filed with the Securities and Exchange Commission in September 1999 materially false and misleading. Plaintiffs seek unspecified damages and other relief. We intend to defend vigorously against the plaintiffs claims. We believe we are entitled to indemnification by the underwriters under the terms of the underwriting agreements. We have notified the underwriters of the action, but the underwriters have not yet agreed to indemnify us. We are currently in mediation with the plaintiffs in an attempt to facilitate a resolution of this matter against the defendants.

    We are involved in a number of other lawsuits and claims incidental in the ordinary course of business. We do not believe the outcome of any of these activities would have a material adverse effect on our financial position or our results of operations.

ITEM 5. OTHER INFORMATION

In order to ensure compliance with NASDAQ's National Markets audit committee requirements the Company has replaced Ofer Nemirovsky with Stephen Getsy to serve as a member of the Audit Committee. The Committee also consists of Daniel
J. Foreman and Paul G. Cataford. Ofer Nemirovsky remains a director of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit List

Exhibit
Number                     Description
-------                    -----------

10.1 Amendment dated September 4, 2001 to employment agreement dated July 22, 1998 by and between David McTarnaghan and Daleen Technologies, Inc.

10.2 Retention Bonus Agreement dated September 4, 2001 by and between David McTarnaghan and Daleen Technologies, Inc.

10.3 Sublease Agreement dated January 31, 2002 between Daleen Canada Corporation and EDS Canada, Inc.

----------

(b) Reports on Form 8-K

1. Current report on Form 8-K filed January 3, 2002 with respect to the resignation of David B. Corey as director and officer of the Company.

2. Current report on Form 8-K filed February 1, 2002 with respect to fourth quarter and year end 2001 financial operating results. The current report included summary financial information for the quarters and years ended December 31, 2000 and 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DALEEN TECHNOLOGIES, INC.

Date: May 15, 2002                            /s/      James Daleen
                                              ----------------------------------
                                              James Daleen
                                              Chairman of the Board, President
                                              and  Chief Executive Officer
                                              (Principal Executive Officer)

Date: May 15, 2002                            /s/      Jeanne Prayther
                                              ----------------------------------
                                              Jeanne Prayther
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)