Form 10-Q
period 2002-06-30
DALEEN TECHNOLOGIES INC
filed 2002-08-12
CIK 1002658

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.c. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the Transition Period From ____________ to ____________

                         Commission File Number: 0-27491


                            DALEEN TECHNOLOGIES, INC.
             (Exact name of registrant as specified in Its charter)


                  Delaware                                     65-0944514
(State or other Jurisdiction of incorporation               (I.R.S. Employer
              or organization)                             Identification No.)


       902 Clint Moore Road, Suite 230
             Boca Raton, Florida                                  33487
  (Address of principal executive offices)                     (Zip Code)

       Registrant's Telephone Number, Including Area Code: (561) 999-8000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 5, 2002, there were 23,532,081 shares of registrant's common stock, $0.01 par value, outstanding.



================================================================================

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                           QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS




                                                                                                                             Page
                                                                                                                             ----
                                                PART I - FINANCIAL INFORMATION PAGE

Item 1.         Condensed Unaudited Consolidated Financial Statements.

                Condensed Unaudited Consolidated Balance Sheets as of December 31, 2001 and June 30, 2002                      3

                Condensed Unaudited Consolidated Statements of Operations for the three months and six months ended June
                30, 2001 and 2002                                                                                              4

                Condensed Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2002      5

                Notes to Condensed Unaudited Consolidated Financial Statements                                                 6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations                         14

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.                                                   36


                                                       PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                                             37

Item 4.         Submission of Matters to a Vote of Security Holders                                                           37

Item 6.         Exhibits and Reports on Form 8-K                                                                              38

                Signatures                                                                                                    39


                                     PART I

                              FINANCIAL INFORMATION

Item 1. Condensed Unaudited Consolidated Financial Statements.


                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                 Condensed Unaudited Consolidated Balance Sheets
                 (In thousands, except share and per share data)


                                                                                   December 31,          June 30,
                                                                                       2001                2002
                                                                                   ------------          ---------
ASSETS
Current assets:
     Cash and cash equivalents                                                       $  13,093           $   7,203
     Restricted cash                                                                        30                  30
     Accounts receivable, less allowance for doubtful accounts of $3,789 at
       December 31, 2001 and $3,388 at June 30, 2002                                     2,397               1,894
     Unbilled revenue                                                                      488                  45
     Other current assets                                                                  436                 294
                                                                                     ---------           ---------
         Total current assets                                                           16,444               9,466
Notes receivable, less reserve of $1,188 at December 31, 2001 and
  $1,519 at June 30, 2002                                                                  659                 366
Property and equipment, net                                                              2,704               1,797
Other assets                                                                             1,386               1,346
                                                                                     ---------           ---------
         Total assets                                                                $  21,193           $  12,975
                                                                                     =========           =========

LIABILITIES  AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                $     678           $     212
     Accrued payroll and other accrued expenses                                          3,733               1,831
     Billings in excess of costs                                                         1,323                 845
     Deferred revenue                                                                    1,013                 697
                                                                                     ---------           ---------
         Total current liabilities                                                       6,747               3,585
Minority interest                                                                          184                  --
Stockholders' equity:
     Series F Convertible Preferred Stock, $.01 par value; 356,950 shares authorized; 247,882  and 234,362 issued and outstanding at
         December 31, 2001 and June 30, 2002 respectively, ($110.94 per
         share liquidation value)                                                       25,564              24,037
     Common stock, $.01 par value; 70,000,000 shares authorized;
         21,876,554 shares issued and outstanding at December 31, 2001
         and 23,532,081 shares issued and outstanding at June 30, 2002                     219                 235
     Stockholders' notes receivable                                                       (241)               (100)
     Deferred stock compensation                                                           (88)                 --
     Additional paid-in capital                                                        190,065             191,528
     Accumulated deficit                                                              (201,257)           (206,310)
                                                                                     ---------           ---------
         Total stockholders' equity                                                     14,262               9,390
                                                                                     ---------           ---------
         Total liabilities and stockholders' equity                                  $  21,193           $  12,975
                                                                                     =========           =========


SEE ACCOMPANYING NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

            Condensed Unaudited Consolidated Statements of Operations
                      (In thousands, except per share data)


                                                                     Three months ended                    Six months ended
                                                                           June 30,                              June 30,
                                                                 ---------------------------           ---------------------------
                                                                   2001               2002               2001               2002
                                                                 --------           --------           --------           --------
Revenue:
     License fees                                                $  1,063                753              2,775                963
     Professional services and other                                2,351              1,290              5,750              2,983
                                                                 --------           --------           --------           --------

        Total revenue                                               3,414              2,043              8,525              3,946
                                                                 --------           --------           --------           --------

Cost of revenue:
     License fees                                                     321                 63                368                 98
     Professional services and other                                1,608                608              5,043              1,614
                                                                 --------           --------           --------           --------

        Total cost of revenue                                       1,929                671              5,411              1,712
                                                                 --------           --------           --------           --------

Gross margin                                                        1,485              1,372              3,114              2,234
                                                                 --------           --------           --------           --------

Operating expenses:
     Sales and marketing                                            2,632              1,083              6,955              2,233
     Research and development                                       3,179              1,054              8,506              2,386
     General and administrative                                     5,639              1,250              8,936              2,583
     Amortization of goodwill and other intangibles                 3,642                 --              8,579                 --
     Impairment of long lived assets                                   --                 --              3,307                 --
     Restructuring charges                                          4,771                745              7,764                745
                                                                 --------           --------           --------           --------

        Total operating expenses                                   19,863              4,132             44,047              7,947
                                                                 --------           --------           --------           --------

Operating loss                                                    (18,378)            (2,760)           (40,933)            (5,713)

Other Income:
     Interest income and nonoperating income, net                     373                118                619                268
     Gain on sale of subsidiary                                        --                391                 --                391
                                                                 --------           --------           --------           --------

        Total other income, net                                       373                509                619                659
                                                                 --------           --------           --------           --------

Net loss                                                          (18,005)            (2,251)           (40,314)            (5,054)
Less: preferred stock dividends arising from beneficial
  conversion feature                                              (26,065)                --            (26,065)                --
                                                                 --------           --------           --------           --------

Net loss applicable to common stockholders                       $(44,070)            (2,251)           (66,379)            (5,054)
                                                                 ========           ========           ========           ========
Net loss applicable to common stockholders per share -
  basic and diluted                                              $  (2.02)             (0.10)             (3.05)             (0.22)
                                                                 ========           ========           ========           ========

Weighted average shares outstanding- basic and diluted             21,812             23,532             21,799             22,882
                                                                 ========           ========           ========           ========



SEE ACCOMPANYING NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES
            Condensed Unaudited Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                            Six Months Ended
                                                                                        ---------------------------
                                                                                        June 30,          June 30,
                                                                                          2001              2002
                                                                                        --------           --------
Cash flows from operating activities:
   Net loss                                                                             $(40,314)          $ (5,054)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                       2,135              1,307
       Amortization of deferred stock compensation                                         1,611                 68
       Amortization of goodwill and other intangibles                                      8,579                 --
       Loss on disposal of fixed assets                                                    1,994                 13
       Impairment of long lived assets and other assets                                    4,307                 --
       Bad debt expense                                                                    1,350                320
       Interest income on stockholders' notes receivable                                     (81)               (58)
       Non-cash stock settlement expense                                                     495                 --
       Gain on sale of subsidiary                                                             --               (391)
       Changes in assets and liabilities:
         Restricted cash                                                                     131                 --
         Accounts receivable                                                               3,938                345
         Costs in excess of billings                                                       1,786                (51)
         Unbilled revenue                                                                    715                443
         Other current assets                                                                201               (109)
         Other assets                                                                       (156)                17
         Accounts payable                                                                 (1,098)              (223)
         Accrued payroll and other accrued expenses                                       (3,695)            (1,595)
         Billings in excess of costs                                                        (291)              (478)
         Deferred revenue                                                                   (754)              (308)
         Other current liabilities                                                          (895)                --
                                                                                        --------           --------
           Net cash used in operating activities                                         (20,042)            (5,754)
                                                                                        --------           --------
Cash flows provided by (used in) financing activities:
   Proceeds from sale of Series F preferred stock and warrants, net                       25,700                 --
   Payment of capital lease                                                                 (300)                --
   Proceeds from exercise of stock options and bridge warrants                                11                 --
   Payment of deferred offering costs                                                         --                (28)
                                                                                        --------           --------

           Net cash provided by (used in) financing activities                            25,411                (28)
                                                                                        --------           --------
Cash flows used in investing activities:
   Issuance of stockholder's notes receivable                                             (1,241)                 1
   Proceeds from sale of fixed assets                                                         --                  1
   Net proceeds from sale of subsidiary                                                       --                 69
   Repayment of stockholder's notes receivable                                                87                 12
   Capital expenditures                                                                     (696)              (151)
                                                                                        --------           --------
           Net cash used in investing activities                                          (1,850)               (68)
                                                                                        --------           --------
Effect of exchange rates on cash and cash equivalents                                        (66)               (39)
Net increase (decrease) in cash and cash equivalents                                       3,453             (5,889)
Cash and cash equivalents-beginning of period                                             22,268             13,092
                                                                                        --------           --------
Cash and cash equivalents-end of period                                                 $ 25,721           $  7,203
                                                                                        ========           ========


SEE ACCOMPANYING NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                   Daleen Technologies, Inc. and Subsidiaries
         Notes to Condensed Unaudited Consolidated Financial Statements
                                  June 30, 2002

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

    The results of operations for the three or six months ended June 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

(2) PRINCIPLES OF CONSOLIDATION

    The accompanying financial statements include the accounts of Daleen Technologies, Inc. and its subsidiaries, which include the accounts of PartnerCommunity, Inc. through June 24, 2002. On June 24, 2002, the Company sold this subsidiary (see note 14). All significant intercompany balances and transactions have been eliminated in consolidation.

(3) BASIC AND DILUTED NET LOSS PER SHARE

    Basic and diluted net loss per share was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for each period presented. Common stock equivalents were not considered since their effect would be antidilutive. Common stock equivalents amount to 28,697,699 shares and 28,717,699 shares for the three months and six months ended June 30, 2002, respectively. Common stock equivalents amounted to 29,924,932 shares and 30,264,172 shares for the three months and six months ended June 30, 2001.

    Net loss applicable to common stockholders differs from net loss in the three and six months ended June 30, 2001 due to the preferred stock dividends arising from the beneficial conversion features from the sale ("Private Placement") in June 2001 of the Series F convertible preferred stock ("Series F preferred stock") and warrants to purchase additional shares of Series F preferred stock ("Warrants").

(4) LIQUIDITY

    The Company continued to experience operating losses for the six months ended June 30, 2002 and has an accumulated deficit of $206.3 million at June 30, 2002. Cash and cash equivalents at June 30, 2002 was $7.2 million. Cash used in operations for the six months ended June 30, 2002 was $5.8 million which was principally used to fund the operating losses.

    The Company continues to manage its use of cash and believes that the cash and cash equivalents at June 30, 2002, together with the reduction of costs related to the restructuring activities that took place in 2001 and 2002, may be sufficient to fund the Company's operations through December 31, 2002. The Company may be required to further reduce operations and/or seek additional public or private equity financing or financing from other sources. The Company is also considering other options, which may include, but are not limited to, forming strategic partnerships or alliances and/or considering other strategic alternatives, including a possible merger, sale of assets or other business combinations. There can be no assurance that additional financing will be available, or that, if available, the financing will be obtainable on terms acceptable to the Company or that any additional financing would not be substantially dilutive to the Company's existing stockholders. There can be no assurance that any other strategic alternatives will be available, or if available, will be on terms acceptable to the Company, or all of its stockholders. Failure to obtain additional financing or to engage in one or more strategic alternatives may have a material adverse effect on the Company's ability to operate as a going concern which may result in filing for bankruptcy protection, winding down operations and/or liquidation of assets. The condensed unaudited financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty.

(5) REVENUE RECOGNITION

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

    The following elements could be included in the Company's arrangements with its customers:

        o   Software license

        o   Maintenance and support

        o   Professional services

        o   Third-party software licenses and maintenance

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

        o Third-party software is recognized when delivered to the customer. The value of third-party software is based on the Company's acquisition cost plus a reasonable margin and is readily determinable since the Company frequently sells these licenses separate of the other elements.

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

(6) RESTRUCTURING ACTIVITIES

    During 2001 the Company performed various restructuring activities. For the year ended December 31, 2001, the Company recorded $11.8 million of restructuring charges related to restructuring activities which were announced on January 5, 2001 (the "January Restructuring"), April 10, 2001 (the "April Restructuring"), and October 17, 2001 (the "October Restructuring"). Management started to implement these actions immediately following the announcements. The Company recorded a $3.0 million restructuring charge for the six months ended June 30, 2001 related to the January Restructuring. The Company recorded a $4.8 million restructuring charge for the three months and six months ended June 30, 2001 related to the April Restructuring. Such charges included the estimated costs related to workforce reductions, closing and downsizing of facilities, asset writedowns and other costs.

    In May 2002, management initiated another business review continuing to identify additional areas for cost reduction. As a result, the Company's Board of Directors formally approved a plan to further reduce operating expenses on May 13, 2002 (the "2002 Restructuring"). On May 14, 2002 the Company announced and immediately began to implement the 2002 Restructuring. The Company recorded a $745,000 restructuring charge for the three and six months ended June 30, 2002 related to the 2002 Restructuring in accrued restructuring. Such charge included the estimated costs related to workforce reductions, due to the termination of 35 employees from substantially all of the Company's employee groups.

    The costs were from the following financial statement captions (in thousands):


              Cost of sales - professional services            $   140
              Research and development                             168
              Sales and marketing                                  148
              General and administrative                           289
                                                               -------
                                                               $   745
                                                               =======

    At December 31, 2001, an accrual remained on the condensed unaudited consolidated balance sheet related to the January Restructuring, April Restructuring and October Restructuring in the amount of $652,000. During the six months ended June 30, 2002, the Company recorded $745,000 against the accrual related to the 2002 Restructuring.

    Amounts charged against the restructuring accrual for the six months ended June 30, 2002 were as follows (in thousands):



                                               January             April           October            2002
                                            Restructuring      Restructuring     Restructuring     Restructuring          Total
                                            -------------      -------------     -------------     -------------          -----
Employee termination benefits                   $ 19               $ 45               $210               $475               $749
Facility costs/rent on idle facilities            21                 32                 22                 --                 75
Asset writedowns                                  --                 --                109                 --                109
Other costs                                       --                 --                  2                 --                  2
                                                ----               ----               ----               ----               ----
                                                $ 40               $ 77               $343               $475               $935
                                                ====               ====               ====               ====               ====


    As of June 30, 2002, an accrual remains on the condensed unaudited consolidated balance sheets in accrued payroll and other accrued expenses related to the January Restructuring, April Restructuring, October Restructuring and 2002 Restructuring consisting of the following components (in thousands):



                                               January             April           October            2002
                                            Restructuring      Restructuring     Restructuring     Restructuring          Total
                                            -------------      -------------     -------------     -------------          -----
Employee termination benefits                   $  1               $ 23               $ 70               $270               $364
Facility costs/rent on idle facilities            82                 --                 --                 --                 82
Asset writedowns                                  --                 --                 --                 --                 --
Other costs                                        2                 10                  4                 --                 16
                                                ----               ----               ----               ----               ----
                                                $ 85               $ 33               $ 74               $270               $462
                                                ====               ====               ====               ====               ====



(7) IMPAIRMENT CHARGES

    The Company recorded an impairment charge of approximately $3.3 million in the six months ended June 30, 2001 related to the following (in thousands):


               Employee workforce - other intangible asset       $ 1,565
               Property and equipment                              1,742
                                                                 -------
                                                                 $ 3,307
                                                                 =======

    Due to the various restructuring activities initiated by the Company, an evaluation of the recoverability of the employee workforce under Statement of Financial Accounting Standards ("SFAS") No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" was performed. Management of the Company determined that the asset was impaired.

    As of March 31, 2001, the Company determined that certain property, leasehold improvements and equipment, which mainly represented computer equipment and furniture from the Toronto and Atlanta facilities, which were closed, was impaired. The Company recorded an impairment charge during the six months ended June 30, 2001 for the difference between the fair value and the carrying value of the assets.


(8) GOODWILL

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

    Due to economic conditions and the Company's past revenue performance, the Company assessed the recoverability of goodwill and other intangibles in 2001 by determining whether the amortization of the goodwill and other intangibles over the remaining life could be recovered through undiscounted future operating cash flows over the remaining amortization period. The Company's carrying value of goodwill and other intangibles was reduced by the estimated short fall of cash flows, discounted at a rate commensurate with the associated risks. The carrying value was written off at December 31, 2001. As a result, as of the date of adoption of SFAS No. 141 and SFAS No. 142, there was no impact to the Company's financial statements.

(9) BUSINESS AND CREDIT CONCENTRATIONS

    During the three months ended June 30, 2002 and 2001, 36.1 percent and 19.1 percent, respectively, of the Company's total revenue was attributed to one customer.

    For the six months ended June 30, 2002, 33.2 percent of the Company's total revenue was attributed to two customers. Sales to one of the two customers accounted for 18.7 percent and sales to the other accounted for 14.5 percent of total revenue for the six-month period. For the six months ended June 30, 2001,
29.7 percent of total revenue was attributed to two customers. Sales to one of these two customers accounted for 18.2 percent and sales to the other accounted for 11.5 percent of the Company's total revenue for the six-month period.

    One customer accounted for 27.9% of total accounts receivable at June 30, 2002. One customer accounted for 38.0% of total gross accounts receivable at December 31, 2001.

(10) RELATED PARTY TRANSACTIONS

    A former member of the Company's board of directors, who resigned effective March 31, 2002, is a corporate executive vice president of Science Applications International Corporation ("SAIC"). SAIC, through its subsidiary SAIC Venture Capital Corporation, is a significant stockholder of the Company. Revenue related to SAIC for the three and six months ended June 30, 2002 was $20,600 and $65,600, respectively. Revenue related to SAIC for the three and six months ended June 30, 2001 was $27,523 and $36,293 respectively. SAIC owns 44 percent of the voting stock of Danet, Inc. ("Danet") and 100 percent of the voting stock of Telcordia Technologies, Inc. ("Telcordia"). Danet is a customer and a distributor of the Company's product. Revenue related to Danet for the six months ended June 30, 2001 and 2002 was $7,129 and $279, respectively. The Company has a strategic alliance relationship and an OEM Agreement and Services Agreement with Telcordia. Revenue related to Telcordia for the three and six months ended June 30, 2002 was $142,519 and $608,289, respectively. There were no sales to Telcordia for the three and six months ended June 30, 2001.

    In January 2001, the Company loaned $1,237,823 to its Chairman, President and Chief Executive Officer and his limited partnership (collectively "the Makers"). The loan bears interest at a rate of 8.75% per annum. The principal is payable in full January 31, 2006; interest is payable annually on January 31. The loan is secured by 901,941 shares of the Company's common stock, and is non-recourse to the Makers except to the extent of 901,941 shares of the Company's common stock held as the collateral. On January 31, 2002, an interest payment of $119,871 was due and payable. That interest payment has not been made. As a result of non-payment of this interest, this note is in default. Pursuant to the terms of the loan, the Company may, at its option, give notice of default due to the nonpayment of interest. In that event, the principal and interest on the loan would become due and payable. As a result of the loan being non-recourse, the Company's remedy at that time would be to take possession of the Company's common stock held as collateral for the loan. At such time, the loan would be deemed satisfied.

    As a result of the loan being non-recourse, the Company recorded an allowance for the difference between the face value of the loan plus accrued interest and the fair market value of the underlying collateral. At June 30, 2002, the allowance was approximately $1,242,000.

(11) SERIES F PREFERRED STOCK

    In March 2002, the holders of 13,520 shares of Series F preferred stock converted their shares into common stock resulting in the issuance of 1,655,528 shares of common stock and a reduction in the number of outstanding shares of Series F preferred stock to 234,362 shares.

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

    Specifically, the plaintiffs allege in the complaint that, in connection with the Company's IPO, the defendants failed to disclose "excessive commissions" purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company's common stock in the IPO to the underwriter defendants' preferred customers. Plaintiffs further allege that the underwriter defendants had agreements with preferred customers tying the allocation of shares sold in the Company's IPO to the preferred customers' agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs further allege that the underwriters used their analysts to issue favorable reports about the Company to further inflate the Company's share price following the IPO. Plaintiffs claim that the defendants knew or should have known of the underwriters actions and that the failure to disclose these alleged arrangements rendered the Company's prospectus included in its registration statement on Form S-1 filed with the SEC in September 1999 materially false and misleading. Plaintiffs seek unspecified damages and other relief. The Company intends to defend vigorously against the plaintiffs' claims. Currently a loss cannot be determined because the lawsuit is in its initial stages. The Company believes that it is entitled to indemnification by the underwriters under the terms of the underwriting agreements although no assurances can be given that such indemnification will be available. The Company has notified the underwriters of the action, but the underwriters have not yet agreed to indemnify the Company. The Company is currently in mediation with the plaintiffs in an attempt to facilitate a resolution of this matter against the issuer defendants. A Motion to Dismiss was filed by the issuers and individual defendants on July 15, 2002. The plaintiffs have initiated discussions related to a possible stipulated dismissal of certain of the individual defendants.

    GENERAL LITIGATION

    The Company is involved in a number of other lawsuits and claims incidental in its ordinary course of business. The Company does not believe the outcome of any of these activities would have a material adverse effect on the financial position or operating results of the Company.

(13) NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" ("SFAS No. 143"). That statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over-time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for the fiscal years beginning after June 15, 2002, with earlier adoption permitted. The Company believes the adoption of the SFAS No. 143 will not have a significant impact on the Company's financial position and results of operations.

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

    On April 30 2002, the FASB issued FASB Statement of Financial Accounting Standards No. 145 (" SFAS No. 145"), "RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT TO FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS". Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. In addition SFAS No. 145 requires sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. SFAS No. 145 also makes several other technical corrections to existing pronouncements that may change accounting practice. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The early adoption had no impact on the Company's financial statements.

    In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 will be effective for disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the effect that adopting SFAS No. 146 will have on its financial statements.

(14) SALE OF SUBSIDIARY

    On June 24, 2002, the Company sold all if its common and preferred stock in PartnerCommunity, Inc. ("PartnerCommunity"), a majority owned subsidiary, in exchange for net cash proceeds of approximately $69,000; a promissory note for $200,000 payable in 30 months which bears interest at a rate of 8% per year payable annually; and five year warrants to purchase 1,200,000 shares of PartnerCommunity preferred stock at a price of $.10 per share. The estimated fair value of the warrants of $165,700 was recorded as an other asset in the condensed unaudited balance sheet of the Company. The fair value of the warrants was calculated using the Black-Scholes model. The Company recorded a gain on sale of the subsidiary of approximately $391,000 in the three and six months ended June 30. 2002.

    The Company placed a 100% reserve against the note receivable due to the long term nature of the note and the uncertainty of collectibility. As cash is received, the Company will record an additional gain on the transaction.

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

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in "Risks Associated with Daleen's Business and Future Operating Results", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

    You should be aware that some of these statements are subject to known and unknown risks, uncertainties and other factors, including those discussed in the section of this report entitled "Risks Associated with Daleen's Business and Future Operating Results," that could cause the actual results to differ materially from those suggested by the forward-looking statements.

OVERVIEW

    From our founding in 1989 and through 1996, we operated as a software consulting company, performing contract consulting and software development services in a contract placement and staffing business. We sold the contract placement and staffing business to a third-party in 1996. Since 1996, we have been a provider of software solutions and have evolved to be a global provider of Internet software solutions that manage the revenue chain for traditional and next generation communications service providers. Our RevChain(R) applications enable service providers to automate and manage their entire revenue chain. In addition to our RevChain(R) product family, we offer professional consulting services, training, maintenance, support and third-party software fulfillment, in each case related to the products we develop. We recognized the first material revenue from software license fees in 1998.

    Historically, we operated our business with primarily a direct sales model and our products and services were sold through our direct sales force. We also utilized strategic alliance partners, including operational support system providers, software application companies, consulting firms and systems integration firms, to provide some level of sales and marketing support to deliver a complete solution and successful implementation to our customers. In order to address a broader market and to satisfy customers' requirements associated with the use of independent consulting and systems integration firms, beginning in the first quarter of 2001 we increased our focus on indirect sales through our strategic alliance partners to assist our strategic alliance partners in sales to their customers. We believe that an increased focus on these strategic alliances will enable us to more easily enter into new markets and reach potential new customers for our products. In addition, we have continued to maintain a reduced direct sales force for those sales opportunities that do not include or require third-party strategic alliance partners. We are currently working with several of these partners under various agreements to generate new business opportunities through joint sales and marketing efforts. Our success will depend to a large extent on the willingness and ability of our alliance partners to devote sufficient resources and efforts to marketing our products versus the products of others. There are no guarantees that this strategy will be successful.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The discussion and analysis of our financial condition and results of operations included herein are based upon our condensed unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our bad debts, investments, income taxes, restructuring, long-term service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed unaudited consolidated financial statements.

REVENUE RECOGNITION

    Revenue from license fees is based on the size of the customers' authorized system, such as number of authorized users and computer processors, revenue billed through the system, or other factors. We generally receive license fees from our customers upon signing of the license agreement. In some cases we expect to receive additional license fees as our customers grow and add additional subscribers, or increase their revenue billed through the system. We also derive license fee revenue from existing customers who purchase additional products from us to increase the functionality of their current system. We have also entered into arrangements with service bureau providers and application service providers that utilize our products to service their customers. We expect to continue to receive recurring license fees from these activities in the future.

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

    We also maintain an allowance for former employee notes receivable that are full recourse for estimated losses resulting from the inability of our prior employees to make payments. We continually monitor the notes receivable and the allowance is based on specific issues that we have identified. If the financial condition of the holder of the notes were to deteriorate, resulting in such holders inability to make required payments, additional allowances may be required.

INVESTMENT IN THIRD PARTIES

    We have an investment in a technology company having operations in areas within our strategic focus. We also have warrants to purchase preferred stock of a former subsidiary. We would record an investment impairment charge when we believe these investments have experienced a decline in value that is other than temporary. Future adverse changes in market conditions, or poor operating results of these investments, could result in losses or an inability to recover the carrying value of investments that may not be reflected in our investment's current carrying value, thereby possibly requiring an impairment charge in the future.

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

    On May 13, 2002, our Board of Directors approved and on May 14, 2002 we announced, a plan to further reduce expenses (the "2002 Restructuring"). The 2002 Restructuring included the estimated costs related to workforce reductions of 35 employees from substantially all of our employee groups. We implemented the actions associated with the 2002 Restructuring immediately following the May 14, 2002 announcement.

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

    In recent years we have invested heavily in sales and marketing, research and development, and general operating expenses in order to increase our market position, develop our products and build our infrastructure. With the recent implementations of our January Restructuring, April Restructuring, October Restructuring and 2002 Restructuring, we expect operating expenses to continue to decrease in 2002 in areas such as compensation and benefits, capitalized expenditures, facilities and travel costs.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

    TOTAL REVENUE. Total revenue, which includes license revenue and professional services and other revenue, decreased $1.4 million, or 40.2%, to $2.0 million in the three months ended June 30, 2002, from $3.4 million for the same period in 2001. The primary reason for lower revenue during the recent quarter is related to the decrease in the number of contracts being signed in recent quarters, which has resulted in a decrease in our professional services and other revenue due to less ongoing product implementations related to licensing our software products and the need for third-party software fulfillment. In addition, there was a decrease in license revenue due to fewer license contracts being signed in the second quarter 2002 than the second quarter 2001.

    LICENSE FEES. Our license fees are derived from licensing our software products. License fees decreased $311,000, or 29.2%, in the three months ended June 30, 2002 to $753,000, compared to $1.1 million for the same period in 2001. This decrease was due to fewer license contracts being signed in the second quarter 2002 compared to the same period in 2001. The primary reasons for this reduction include an overall reduction in technology spending, market conditions in the industries in which our customers operate, competition, lengthening of the sales cycle and postponement of customer licensing decisions. License fees constituted 36.8% of total revenue in the three months ended June 30, 2002, compared to 31.1% in the same period in 2001.

    PROFESSIONAL SERVICES AND OTHER. Our professional services and other consists of revenue from professional consulting services, training, maintenance and support, and third-party software fulfillment, all related to the software products we develop and license. We offer consulting services both on a fixed fee basis and on a time and materials basis. We also offer third-party software fulfillment based on our acquisition cost plus a reasonable margin. Professional services and other revenue decreased $1.1 million, or 45.1%, in the three months ended June 30, 2002 to $1.3 million, compared to $2.4 million in the same period in 2001. The decrease was due to less ongoing product implementations, fewer maintenance contracts primarily due to customer insolvency and less revenue associated with third-party software fulfillment. Professional services and other revenue constituted 63.2% of total revenue in the three months ended June 30, 2002, compared to 68.9% for the same period in 2001.

    TOTAL COST OF REVENUE. Total cost of revenue decreased $1.3 million, or 65.2%, to $671,000 in the three months ended June 30, 2002 from $1.9 million in the same period in 2001. Total cost of revenue includes both cost of license fees and cost of professional services and other. These components include the cost of direct labor, benefits, overhead and materials associated with the fulfillment and delivery of license products, amortization expense related to prepaid third-party licenses and related corporate overhead costs to provide professional services to our customers. These costs decreased due to a decrease in total revenue, decrease in amortization expense related to prepaid third-party licenses, as well as the result of our cost reduction measures taken in the October Restructuring and the 2002 Restructuring. The cost reductions included a decrease in professional services personnel and other overhead costs. Overall, total cost of revenue as a percentage of total revenue decreased to 32.8% in the three months ended June 30, 2002, compared to 56.5% in the same period in 2001. This decrease resulted from the decrease in total revenue, decrease in amortization expense related to prepaid third-party license and the cost reductions related to the October Restructuring and the 2002 Restructuring.

    COST OF LICENSE FEES. Cost of license fees includes direct cost of labor, benefits and packaging material for fulfillment and shipment of our software products and amortization expense related to prepaid third-party licenses. Cost of license fees decreased $258,000 or 80.5% to $63,000, in the three months ended June 30, 2002, from $321,000 in the same period in 2001, due to a decrease in amortization expense related to prepaid third-party licenses. The majority of license fees recognized in the three months ended June 30, 2002 related to "pay as you grow" revenue from existing customers. Therefore, it did not require any amortization of third-party licenses. However, in the three months ended June 30, 2001, we recorded amortization of prepaid third-party licenses due to the license revenue being derived from new customers. In addition, the amortization period on the prepaid licenses has been completed, therefore, no amortization related to prepaid licenses will be required in the future.

Cost of license fees as a percentage of license revenue decreased to 8.3% in the three months ended June 30, 2002, compared to 30.2% for the same period in 2001, due to the decrease in amortization.

    COST OF PROFESSIONAL SERVICES AND OTHER. Cost of professional services and other includes direct cost of labor, benefits, third-party software and related corporate overhead costs to provide professional services and training to our customers. Cost of professional services and other decreased $1.0 million, or 62.2% to $608,000, in the three months ended June 30, 2002, from $1.6 million in the same period in 2001. These costs decreased due to a decrease in total revenue, as well as the result of our cost reduction measures taken in the October Restructuring and the 2002 Restructuring. Cost of professional services and other decreased to 47.1% of professional services and other revenue in the three months ended June 30, 2002, compared to 68.4% for the same period 2001 due to cost reduction measures related to October Restructuring and the 2002 Restructuring.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales, marketing and partner management personnel, travel and entertainment, trade show and marketing program costs, promotional and related corporate overhead costs. These expenses decreased $1.5 million or 58.8%, to $1.1 million in the three months ended June 30, 2002, from $2.6 million for the same period in 2001. These costs decreased as a result of a decrease in our trade show presence, a decrease in sales commissions, as well as the cost reduction measures taken with the October Restructuring and 2002 Restructuring. As a percentage of revenue, sales and marketing expenses decreased to 53.0% in the three months ended June 30, 2002, from 77.1% in the same period in 2001 mainly due to the cost reduction measures related to the October Restructuring and 2002 Restructuring.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for software developers, product testing and benchmarking, management and quality assurance personnel, subcontractor costs and related corporate overhead costs. Our research and development expenses decreased $2.1 million, or 66.8%, to $1.1 million in the three months ended June 30, 2002, from $3.2 million for the same period in 2001. The overall decrease was primarily due to the cost reductions associated with the October Restructuring and 2002 Restructuring. The cost reductions included a decrease in research and development personnel and other costs. As a percentage of revenue, research and development expenses decreased to 51.6% in the three months ended June 30, 2002 compared to 93.1% in the same period in 2001, mainly due to the cost reduction measures related to the October Restructuring and the 2002 Restructuring.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance and accounting, facilities, human resources and information systems personnel, and related corporate overhead costs. It also consists of non-cash stock compensation expense and provision for bad debt. Our general and administrative expenses decreased $4.4 million, or 77.8%, to $1.3 million in the three months ended June 30, 2002, from $5.6 million in the same period in 2001. The decrease was attributed to the decrease in administrative personnel and administrative costs associated with the October Restructuring and the 2002 Restructuring. In addition, in the three months ended June 30, 2001, there was approximately $3.4 million of charges which did not occur in the three months ended June 30, 2002. These charges encompassed (i) an asset writedown of $1.0 million related to an investment; (ii) the issuance of warrants in connection with a legal settlement resulting in a charge of approximately $495,000; (iii) a charge of $1.2 million related to the amortization of stock compensation expense due to options issued in 1999 and 2000 with exercise prices at below fair market value; and (iv) the charge to our provision for bad debt for the three months ended June 30, 2001 was approximately $925,000. The provision for bad debts for the three months ended June 30, 2002 was $201,000. As a percentage of revenue, general and administrative expenses decreased to 61.2% in the three months ended June 30, 2002 from 165.1% in the same period in 2001 due to cost reduction measures related to the October Restructuring and the 2002 Restructuring and the non-cash charges recorded in the three months ended June 30, 2001.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization expense decreased $3.6 million, or 100%, to $0 in the three months ended June 30, 2002, from $3.6 million for the same period in 2001. Goodwill and other intangibles was considered impaired and written off during 2001. Therefore, no amortization of goodwill and other intangibles was recorded in the three months ended June 30, 2002.

    RESTRUCTURING CHARGES. Restructuring charges decreased $4.0 million, or 84.4%, to $745,000 in the three months ended June 30, 2002 from $4.8 million for the same period in 2001. Restructuring charges incurred by us in the three months ended June 30, 2002 related to the 2002 Restructuring. These charges were related to employee terminations benefits. The costs were from the following financial statements captions:

             Cost of sales - professional services         $ 140,000
             Research and development                      $ 168,000
             Sales and marketing                           $ 148,000
             General and administrative                    $ 289,000
                                                           ---------
                                                           $ 745,000
                                                           =========

    Restructuring charges incurred by us in the three months ended June 30, 2001, were related to the April Restructuring and were higher than the same period in 2002 due to more employees being terminated, costs related to the closing of the Toronto and Atlanta facilities, and asset writedowns.

    OTHER INCOME. Other income increased $137,000, or 36.7%, to $509,000 in the three months ended June 30, 2002, from $373,000 for the same period in 2001. This was primarily attributable to the gain on the sale of our majority owned subsidiary PartnerCommunity, Inc., of $391,000 offset by a decrease in investment earnings due to the decrease in interest rates in 2002 compared to 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

    TOTAL REVENUE. Total revenue, which includes license revenue and professional services and other revenue, decreased $4.6 million, or 53.7%, to $3.9 million in the six months ended June 30, 2002 from $8.5 million for the same period in 2001. The primary reason for lower revenue is related to fewer license contracts being signed in the six months ended June 30, 2002 than in the same period in 2001. In addition, the number of contracts being signed in recent quarters has decreased our professional services and other revenue due to less ongoing product implementations related to licensing our software products and the need for third-party software fulfillment.

    LICENSE FEES. Our license fees are derived from licensing our software products. License fees decreased $1.8 million, or 65.3%, in the six months ended June 30, 2002 to $963,000 compared to $2.8 million for the same period in 2001. This decrease was due to fewer license contracts being signed in the six months ended June 30, 2002 compared to the same period in 2001. The primary reasons for this reduction include an overall reduction in technology spending, market conditions in the industries in which our customers operate, competition, lengthening of the sales cycle and postponement of customer licensing decisions. License fees constituted 24.4% of total revenue in the six months ended June 30, 2002, compared to 32.6% in the same period in 2001.

    PROFESSIONAL SERVICES AND OTHER. Our professional services and other consists of revenue from professional consulting services, training, maintenance and support, and third-party software fulfillment, all related to the software products we develop and license. We offer consulting services on a fixed fee basis and on a time and materials basis. We offer third-party software fulfillment based on our acquisition cost plus a reasonable margin. Professional services and other revenue decreased $2.8 million, or 48.1%, in the six months ended June 30, 2002 to $3.0 million, compared to $5.8 million in the same period in 2001. The decrease was due to less ongoing product implementations, fewer maintenance contracts primarily due to customer insolvency, and less revenue associated with third-party software fulfillment. Professional services and other revenue constituted 75.6% of total revenue in the six months ended June 30, 2002, compared to 67.4% for the same period in 2001. The increase as a percentage of total revenue is due to a reduction in license revenue in the six months ended June 30, 2002.

    TOTAL COST OF REVENUE. Total cost of revenue decreased $3.7 million, or 68.4%, to $1.7 million in the six months ended June 30, 2002, from $5.4 million in the same period in 2001. Total cost of revenue includes both cost of license fees and cost of professional services and other. These components include the cost of direct labor, benefits, overhead and materials associated with the fulfillment and delivery of licensed products, amortization expense related to prepaid third-party licenses and related corporate overhead costs to provide professional services to our customers. These costs decreased due to the decrease in total revenue, decrease in amortization of prepaid third-party license fees as well as the result of our cost reduction measures taken in the April Restructuring, October Restructuring and 2002 Restructuring. The cost reductions included a decrease in professional services personnel and other overhead costs. Overall, total cost of revenue as a percentage of total revenue decreased to 43.4% in the six months ended June 30, 2002, compared to 63.5% in the same period in 2001. This decrease resulted from the decrease in total revenue, decrease in amortization expense related to prepaid third-party licenses and the cost reductions related to the April Restructuring, October Restructuring and 2002 Restructuring.

    COST OF LICENSE FEES. Cost of license fees includes direct cost of labor, benefits and packaging material for fulfillment and shipment of our software products and amortization expense related to prepaid third-party licenses. Cost of license fees decreased $270,000 or 73.4% to $98,000, in the six months ended June 30, 2002, from $368,000 in the same period in 2001 due to a decrease in amortization expense related to prepaid third-party licenses. Cost of license fees decreased to 10.2% of license revenue in 2002, compared to 13.3% in 2001.

    COST OF PROFESSIONAL SERVICES AND OTHER. Cost of professional services and other includes direct cost of labor, benefits, third-party software and related corporate overhead costs to provide professional services and training to our customers. Cost of professional services and other decreased $3.4 million, or 68.0%, to $1.6 million in the six months ended June 30, 2002, from $5.0 million in the same period in 2001. These costs decreased as a result of our cost reduction measures taken with the April Restructuring, October Restructuring and the 2002 Restructuring. In addition, the revenue related to professional services and other has decreased. Cost of professional services and other decreased to 54.1% of professional services and other revenue in the six months ended June 30, 2002, compared to 87.7% for the same period in 2001 due to cost reductions resulting from the April Restructuring, October Restructuring and 2002 Restructuring.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales, marketing and partner management personnel, travel and entertainment, trade show and marketing program costs, promotional and related corporate overhead costs. These expenses decreased $4.7 million, or 67.9%, to $2.2 million in the six months ended June 30, 2002, from $7.0 million for the same period in 2001. The decrease was a result of a decrease in our trade show presence, decrease in sales commissions as well as the cost reduction measures taken with the April Restructuring, October Restructuring and the 2002 Restructuring. As a percentage of revenue, these expenses decreased from 81.6% in the six months ended June 30, 2001, to 56.6% for the same period in 2002 mainly due to the cost reduction measures related to the April Restructuring, October Restructuring and 2002 Restructuring.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for software developers, product testing and benchmarking, management and quality assurance personnel, subcontractor costs and related corporate overhead costs. Our research and development expenses decreased $6.1 million, or 72.0%, to $2.4 million in the six months ended June 30, 2002, from $8.5 million for the same period in 2001. The decrease was a result of the cost reduction measures associated with the April Restructuring, October Restructuring and the 2002 Restructuring. The cost reductions included a decrease in research and development personnel and other costs. As a percentage of revenue, these expenses decreased from 99.8% in 2001 to 60.5% in

2002 mainly due to the cost reduction measures related to the April Restructuring, October Restructuring and 2002 Restructuring.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance and accounting, facilities, human resources and information systems personnel, and related corporate overhead costs. It also consists of non-cash stock compensation expense and provision for bad debt. Our general and administrative expenses decreased $6.4 million, or 71.1%, to $2.6 million in the six months ended June 30, 2002, from $8.9 million in the same period in 2001. The decrease was attributed to the aggregate amount of approximately $4.1 million non-cash charges recorded in the six months ended June 30, 2001, which did not occur in the six months ended June 30, 2002, encompassing: (i) an asset write-down of $1.0 million related to an investment; (ii) the issuance of warrants in connection with a legal settlement resulting in a charge of approximately $495,000; (iii) a charge of $1.5 million related to amortization of stock compensation expense due to options issued in 1999 and 2000 with exercise prices below fair market value; and (iv) a $1.4 million charge to our provision for bad debt for the six months ended June 30, 2001 compared to a $320,000 charge for the six months ended June 30, 2002. The provision in the six month period in 2001 was due to the market conditions in the telecommunications industry and certain customers significantly reducing or liquidating their operations in 2001. The decrease in general and administrative expenses also was a direct result of the cost reduction measures associated with the April Restructuring, October Restructuring and 2002 Restructuring. As a percentage of revenue, general and administrative expenses decreased to 65.5% in the six months ended June 30, 2002 from 104.8% in the same period in 2001 due to the reduction, of the non-cash charges as well as the cost reduction measures related to the April Restructuring, October Restructuring and 2002 Restructuring.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization expense decreased $8.6 million, or 100%, to $0 in the six months ended June 30, 2002, from $8.6 million for the same period in 2001. Goodwill and other intangibles were considered impaired and written off during 2001. Therefore no amortization of goodwill and other intangibles was recorded in the six months ended June 30, 2002.

    IMPAIRMENT OF LONG-LIVED ASSETS. Impairment charges decreased $3.3 million, or 100%, to $0 in the six months ended June 30, 2002, from $3.3 million for the same period in 2001. Impairment charges in the six months ended June 30, 2001 consisted of an impairment of the employee workforce of $1.6 million and a charge of approximately $1.7 million representing the difference between the fair value and the carrying value of certain property, leasehold improvements and equipment.

    RESTRUCTURING CHARGES. Restructuring charges decreased $7.0 million, or 90.4%, to approximately $745,000 in the six months ended June 30, 2002, from $7.8 million for the same period in 2001. Restructuring charges incurred by us in the six months ended June 30, 2002 related to the 2002 Restructuring. These charges were related to employee termination benefits. The costs were from the following financial statement captions:

             Cost of sales - professional services         $ 140,000
             Research and development                      $ 168,000
             Sales and marketing                           $ 148,000
             General and administrative                    $ 289,000
                                                           ---------
                                                           $ 745,000
                                                           =========

    Restructuring charges incurred by us in the six months ended June 30, 2001 related to the January Restructuring and April Restructuring and were higher than the same period in 2002, were due to more employees being terminated, costs related to the closing of the Toronto and Atlanta facilities, and asset writedowns.

    OTHER INCOME. Other income increased $40,000 or 6.5%, to $659,000 in the six months ended June 30, 2002 from $619,000 for the same period in 2001. This was primarily attributable to the decrease in investment earnings due to the decrease in interest rates in 2002 compared to 2001, offset by the gain on sale of subsidiary of $391,000.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $5.8 million for the six months ended June 30, 2002, compared to $20.0 million for the six months ended June 30, 2001. The principal use of cash for both periods was to fund our losses from operations.

    Net cash used in financing activities was $28,000 for the six months ended June 30, 2002 compared to the net cash provided by financing activities of $25.4 million for the six months ended June 30, 2001. In 2002, cash was used for additional expenses related to the private placement. In 2001, the cash provided was primarily related to the net proceeds received from the private placement.

    Net cash used in investing activities was $68,000 for the six months ended June 30, 2002, compared to the $1.9 million for the six months ended June 30, 2001. The cash used in the six months ended June 30, 2002 was primarily related to capital expenditures of approximately $151,000 offset by net proceeds of $69,000 from the sale of the PartnerCommunity, Inc.. The cash used in the six months ended June 30, 2001 was primarily related to a non-recourse note receivable issued to our Chairman, President and Chief Executive Officer for approximately $1.2 million and capital expenditures of approximately $696,000.

    We continued to experience operating losses during the six months ended June 30, 2002 and had an accumulated deficit of $206.3 million at June 30, 2002. Cash and cash equivalents at June 30, 2002 were $7.2 million. The cash used during the six months ended June 30, 2002 was a significant improvement from prior periods. The January Restructuring, April Restructuring, October Restructuring and 2002 Restructuring resulted in a reduction in operating expense levels, and cash usage requirements in the six months ended June 30, 2002.

    We intend to continue to manage our use of cash and we believe the cash and cash equivalents together with the reduction in costs due to the January Restructuring, April Restructuring, October Restructuring and 2002 Restructuring, may be sufficient to fund our operations through December 31, 2002. However, we may be required to further reduce our operations and/or seek additional public or private equity financing or financing from other sources. We also will need to consider other options, which may include, but are not limited to, forming strategic partnerships or alliances and/or considering other strategic alternatives, including a possible merger, sale of assets or other business combination. There can be no assurance that additional financing will be available, or that, if available, the financing will be obtainable on terms acceptable to us or that any additional financing would not be substantially dilutive to our existing stockholders. Further, there can be no assurance that any other strategic alternatives will be available, or if available will be on terms acceptable to us or all of our stockholders. Failure to obtain additional financing or to engage in one or more strategic alternatives may have a material adverse effect on our ability to meet our financial obligations and to continue to operate as a going concern which may result in filing for bankruptcy protection, winding down of operations and/or liquidation of our assets. Our condensed unaudited consolidated financial statements included elsewhere in this Form 10-Q have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty. See "Risks Associated with Daleen's Business and Operating Results."

NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" ("SFAS No. 143"). That statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over-time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for the fiscal years beginning after June 15, 2002, with earlier adoption permitted. We believe the adoption of the SFAS No. 143 will not have a significant impact on our financial position and operating results.

    In August 2001, FASB issued Statement of Financial Accounting Standards No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS" ("SFAS No. 144"). This statement is effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS No. 121, while retaining many of the requirements of such statement. Under SFAS No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the Company. We adopted SFAS No. 144 as of January 1, 2002. The adoption had no impact to our financial statements.

    On April 30 2002, the FASB issued FASB Statement of Financials Accounting Standards No. 145 (" SFAS No. 145"), "RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS". Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. In addition, SFAS No. 145 requires sale-leaseback to treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. SFAS No. 145 also makes several other technical corrections to existing pronouncements that may change accounting practice. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The early adoption had no impact on our financial statements.

    In July 2002, the FASB issued a Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Dismissal Activities" ("SFAS No. 146"). SFAS No. 146 will be effective for disposal activities initiated by us after December 31, 2002. We are in the process of evaluating the effect that adopting SFAS No.146 will have on our financial statements.

RISKS ASSOCIATED WITH DALEEN'S BUSINESS AND FUTURE OPERATING RESULTS

    Our future operating results may vary substantially from period to period. The price of our common stock will fluctuate in the future, and an investment in our common stock is subject to a variety of risks, including but not limited to the specific risks identified below. In addition to general risk factors, risk factors resulting from our Series F preferred stock are set forth below under the caption "Risks Associated with our Series F preferred stock" beginning on page 33. Inevitably, some investors in our securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks in this report.

RISKS ASSOCIATED WITH OUR BUSINESS AND OPERATIONS

    ADDITIONAL CAPITAL AND/OR OTHER STRATEGIC ALTERNATIVES MAY BE REQUIRED FOR US TO HAVE THE ABILITY TO CONTINUE AS A GOING CONCERN, AS A RESULT, OUR INDEPENDENT PUBLIC ACCOUNTANTS HAVE EXPRESSED DOUBTS OVER OUR ABILITY TO CONTINUE AS A GOING CONCERN.

    We incurred net losses of approximately $5.1 million for the six months ended June 30, 2002. Our cash and cash equivalents at June 30, 2002 was $7.2 million. Cash used in operations for the six months ended June 30, 2002 was $5.8 million. As a result of our financial condition, the independent auditors' report covering our

December 31, 2001 consolidated financial statements and financial statement schedule contains an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raised substantial doubt about our ability to continue as a going concern. We initiated cost reduction measures in the January Restructuring, April Restructuring, October Restructuring and 2002 Restructuring in order to reduce our operating expenses, including workforce reductions, reduction of office space, asset writedowns and consolidation of our North American research and development and professional services resources.

    We believe that our cash and cash equivalents as of June 30, 2002 together with the January Restructuring, April Restructuring, October Restructuring and 2002 Restructuring, may be sufficient to fund our operations through December 31, 2002. However, there is no assurance that we will be able to continue as a going concern if we do not raise additional capital and/or engage in one or more strategic alternatives, including a possible merger, sale of assets or other business combinations. Further, such belief is based on a number of assumptions, some of which are beyond our control. Although we intend to carefully manage our use of cash and attempt to increase revenues, we likely will be required to further reduce our operations and/or seek additional public or private equity financing or financing from other sources. We also will need to consider other options, which may include but are not limited to forming strategic partnerships or alliances and/or considering other strategic alternatives. We have not yet identified the source of any additional financing, nor can we predict whether additional financing can be obtained, or if obtained, the terms of such financing. We would expect that any additional financing would be substantially dilutive to our existing stockholders. Further, there can be no assurance that any other strategic alternatives will be available, or if available, will be on terms acceptable to us, or all of our stockholders. Failure to obtain additional financing or to engage in one or more strategic alternatives may have a material adverse effect on our ability to meet our financial obligations and to continue to operate as a going concern, which may result in filing for bankruptcy protection, winding down of our operations and/or liquidation of our assets. See "Risks Associated with our Series F preferred stock - The holders of our Series F preferred stock have rights that are senior to those of the holders of our common stock in the event of the sale of our Company or in the event of our liquidation, dissolution or winding up" below for a discussion of the terms of the Series F preferred stock applicable in the event of a business combination, liquidation event or issuance of equity securities.

WE HAVE NOT ACHIEVED PROFITABILITY AND MAY CONTINUE TO INCUR NET LOSSES FOR AT LEAST THE NEXT SEVERAL QUARTERS.

    We incurred net losses of approximately $5.1 million for the six months ended June 30, 2002. As of June 30, 2002, we had an accumulated deficit of approximately $206.3 million. We have not realized any profit to date and may not achieve profitability in the near future. To achieve this objective, we need to generate significant additional revenue from licensing of our products and related services and support revenues. We have reduced our fixed operating expenses through the cost reduction measures implemented in the January Restructuring, April Restructuring, October Restructuring and 2002 Restructuring, which included workforce reductions, reduction of office space, asset writedowns, and other miscellaneous cost reductions. We consolidated our North American workforce into our Boca Raton, Florida facility and we closed our Toronto, Ontario, Canada and Atlanta, Georgia offices.

    We likely will be required to further reduce our operations, seek additional financing and/or pursue other strategic alternatives. In addition, even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

        o prospective customers' concerns of over their own financial viability and use of cash;

        o   general market and economic conditions;

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

    The timing of revenue and revenue recognition is difficult to predict. Historically, in any given quarter, most of our revenue has been attributable to a limited number of relatively large contracts and we expect this to continue. Further, our customer contract bookings and revenue recognized tends to occur predominantly in the last two weeks of the quarter. As a result, our quarterly results of operations are difficult to predict and the deferral of even a small number of contract bookings or delays associated with delivery of products in a particular quarter could significantly reduce our revenue and increase our net loss which would hurt our quarterly financial performance. As a result of a reduced number of new contracts, our revenue for the three months ended June 30, 2002 and previous quarters was derived primarily from our existing customers that signed contracts in prior periods. In addition, a substantial portion of our costs are relatively fixed and based upon anticipated revenue. A failure to book an expected order in a given quarter would not be offset by a corresponding reduction in costs and could adversely affect our operating results.

THE LOW PRICE OF OUR COMMON STOCK COULD RESULT IN THE DELISTING OF OUR COMMON STOCK FROM THE NASDAQ SMALLCAP MARKET, WHICH COULD CAUSE OUR COMMON STOCK PRICE TO DECLINE AND MAKE TRADING IN OUR COMMON STOCK MORE DIFFICULT TO INVESTORS.

         Our common stock was transferred to The Nasdaq SmallCap Market effective July 12, 2002, as a result of its delisting from The Nasdaq National Market for failure to maintain a minimum bid price of $1.00 as required by the applicable Nasdaq Marketplace Rule and, as well as our failure to maintain the required minimum value of publicly held shares. The Nasdaq SmallCap Market is viewed by most investors as a less desirable and less liquid marketplace than The Nasdaq National Market.

         We must satisfy The Nasdaq SmallCap Market's minimum listing maintenance requirements to maintain our listing on The Nasdaq SmallCap Market. The listing maintenance requirements set forth in Nasdaq's Marketplace Rules include a series of financial tests relating to stockholders' equity, market capitalization, net income, public float, market value of public float, number of market makers and stockholders, and maintaining a minimum closing bid price of $1.00 per share for shares of our common stock. On or before August 13, 2002, we must demonstrate a closing bid price of at least $1.00 per share and must maintain a price of at least $1.00 for a period of ten days immediately thereafter to regain compliance. If we are unable to achieve a $1.00 bid price at the expiration of this period, we may be eligible for an additional 180-day extension of the bid price exception, or until February 10, 2003, provided we demonstrate stockholders' equity of at least $5,000,000, a market capitalization of at least $50,000,000 or net income of at least $750,000 for the year ended 2001 or in two of the last three fiscal years based upon the most recently filed financial information. We must also demonstrate compliance with all requirements for continued listing on The Nasdaq SmallCap Market. As of June 30, 2002, our stockholders' equity was $9.4 million.

         If our common stock is delisted from The Nasdaq SmallCap Market, the common stock would trade on either the OTC Bulletin Board or the "pink sheets", both of which are viewed by most investors as less desirable and less liquid marketplaces. Thus, delisting from The Nasdaq SmallCap Market could make trading our shares more difficult for investors, leading to further declines in share price. It would also make it more difficult for us to raise additional capital. In addition, we would incur additional costs under state blue sky laws to sell equity if our common stock is delisted from The Nasdaq SmallCap Market.

WE FACE SIGNIFICANT COMPETITION FROM COMPANIES THAT HAVE GREATER RESOURCES THAN WE DO AND THE MARKETS IN WHICH WE COMPETE ARE RELATIVELY NEW, INTENSELY COMPETITIVE, HIGHLY FRAGMENTED AND RAPIDLY CHANGING.

    The markets in which we compete are relatively new, intensely competitive, highly fragmented and rapidly changing. Our principal competitors include other internet enabled billing and customer care system providers, operation support system providers, systems integrators and service bureaus, and the internal information technology departments of larger communications companies which may elect to develop functionalities similar to those provided by our product in-house rather than buying them from us. Several of our competitors have recently gone through business combinations with other competitors that may result in an advantage for them due to combinations in technology, experience, financial resources and other economic synergies. Many of our current and future competitors may have advantages over us, including:

        o   longer operating histories;

        o   larger customer bases;

        o substantially greater financial, technical, research and development and sales and marketing resources;

        o   a lead in expanding their business internationally;

        o   greater name recognition; and

        o ability to more easily provide a comprehensive hardware and software solution.

    Our current and potential competitors have established, and may continue to establish in the future, cooperative relationships among themselves or with third parties, including telecom hardware vendors, and system implementers, that would increase their ability to compete with us. In addition, competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer needs, or to devote more resources to promoting and selling their products. If we fail to adapt to market demands and to compete successfully with existing and new competitors, our business and financial performance would suffer.

WE DEPEND ON STRATEGIC BUSINESS ALLIANCES WITH THIRD PARTIES, INCLUDING SOFTWARE FIRMS, CONSULTING FIRMS AND SYSTEMS INTEGRATION FIRMS, TO SELL AND IMPLEMENT OUR PRODUCTS, AND ANY FAILURE TO DEVELOP OR MAINTAIN THESE ALLIANCES COULD HURT OUR FUTURE GROWTH IN REVENUE AND OUR GOALS FOR ACHIEVING PROFITABILITY.

    Third parties such as operation support system providers, other software firms, consulting firms and systems integration firms help us with marketing, sales, implementation and support of our products. In order to address a broader market and to satisfy customers' requirements associated with the use of independent consulting and systems integration firms, we have increased our focus on indirect sales through our strategic alliance partners, including operational support system providers, other software application companies, consulting firms and systems integration firms. To be successful, we must maintain our relationships with these firms, develop additional similar relationships and generate new business opportunities through joint marketing and sales efforts. We may encounter difficulties in forging and maintaining long-term relationships with these firms for a variety of reasons. These firms may discontinue their relationships with us, they may fail to devote sufficient resources to adequately market our products, their business may, they may refocus their efforts to other market, they may fail to implement and support our products, they may develop relationships with our competitors, or they may fail to honor the terms of our agreements or make payments when due. Many of these firms also work with competing software companies, and our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing our products versus the products of others. In addition, these firms may delay the product implementation or negatively affect our customer relationships. Our agreements with these firms typically are in the form of a non-exclusive referral fee or license and package discount arrangement that may be terminated by either party without cause or penalty and with limited notice.

MANY OF OUR CUSTOMERS AND POTENTIAL CUSTOMERS LACK FINANCIAL RESOURCES, AND IF THEY CANNOT SECURE ADEQUATE FINANCING, WE MAY NOT MAINTAIN THEIR BUSINESS, WHICH WOULD NEGATIVELY IMPACT OUR REVENUE AND RESULTS OF OPERATIONS.

    Many of our customers and potential customers lack significant financial resources. These companies rely to a large degree, on access to the capital markets for growth that have cut back over the past year. Their failure to raise capital has hurt their financial viability and their ability to purchase our products. The lack of funding has caused potential customers to reduce information technology spending. If our potential customers cannot obtain the resources to purchase our products, they may turn to other options such as service bureaus, which is a solution we do not currently offer and which would hurt our business. Also, because we do at times provide financing arrangements to customers, their ability to make payments to us may impact when we can recognize revenue.

    The revenue growth and profitability of our business depends significantly on the overall demand for software products and services that manage the revenue chain as it has been defined, particularly in the product and service segments in which we compete. Softening demand for these products and services caused by worsening economic conditions may result in decreased revenues or earning levels or growth rates. Recently, the U.S. and European economies have weakened. This has resulted in companies delaying or reducing expenditures, including expenditures for information technology. Highly publicized bankruptcies such as those at Global Crossing, Kmart, Enron and WorldCom have caused further tightening of the credit and equity markets overall. Telecommunication providers are among the most affected by these changes. The credit and equity situation has caused many of the telecommunication providers to significantly cut back capital spending on information technology. This reduction in capital spending has had and may continue to have an adverse impact on us.

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

      In December 2001 a class action complaint was filed in the United States District Court for the Southern District of New York against us, certain of the underwriters of our initial public offering and certain of our current and former officers and directors. The complaint alleges that the defendants failed to disclose "excessive commissions" paid to the underwriters in exchange for allocating shares to preferred customers, that the underwriters had agreements with preferred customers tying the allocation of shares to the preferred customers' agreements to make additional aftermarket purchases at pre-determined prices. The complaint alleges that the failure to disclose these alleged arrangements made our prospectus materially false and misleading. Plaintiff seeks unspecified damages and other relief. We intend to defend vigorously against the plaintiff's claims. Such defense may result in substantial costs and divert management attention and resources, which may seriously harm our business. We believe we are entitled to indemnification by the underwriters under the terms of the underwriting agreements. We have notified the underwriters of the action, but the underwriters have not yet agreed to indemnify us and no assurances can be given that such indemnification will be available. A motion to dismiss was filed by the issuers and individual defendants on July 15, 2002. The plaintiffs have initiated discussions related to a possible stipulated dismissal of certain of the individual defendants.

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

        o dependence on sales efforts of third-party distributors and systems integrators;

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

IN THE EVENT WE ACQUIRE THIRD PARTIES OR THIRD-PARTY TECHNOLOGIES, SUCH ACQUISITIONS COULD RESULT IN DISRUPTIONS TO OUR BUSINESS AND DIVERSION OF MANAGEMENT, AND COULD REQUIRE THAT WE ENGAGE IN FINANCING TRANSACTIONS THAT COULD HURT OUR FINANCIAL PERFORMANCE.

    We may in the future make acquisitions of companies, products or technologies, or enter into strategic relationship agreements that require substantial up-front investments. We will be required to assimilate the acquired businesses and may be unable to maintain uniform standards, controls, procedures and policies if we fail to do so effectively. We may have to incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired intangible assets and the time and focus required of Management to complete such an aquisition.

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

    The holders of the Series F preferred stock will have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding up. The aggregate amount of that senior claim will be at least $110.94 per share of Series F preferred stock (the "Preferential Amount"), or approximately $26.8 million based on the numbers of shares of Series F preferred stock outstanding at August 5, 2002.

    Additionally, unless otherwise agreed by the holders of at least a majority of the outstanding shares of Series F preferred stock, in the event of a "Sale of the Company", we are required to redeem all of the issued and outstanding shares of Series F preferred stock for the Preferential Amount per share. A "Sale of the Company" means: (i) the acquisition by another entity by means of merger or consolidation resulting in the exchange of at least 50% of the outstanding shares of our capital stock for securities issued or other consideration paid by the acquiring entity or any parent subsidiary thereof (except for a merger or consolidation after the consummation of which our stockholders immediately prior to such merger or consolidation own in excess of 50% of the voting securities of the surviving corporation or its parent corporation); or (ii) the sale or other disposition by us of substantially all of our assets (other than a sale or transfer of assets to one or more of our wholly owned subsidiaries). As a result, in the event of a Sale of the Company, the holders of the Series F preferred stock would be entitled to the first approximately $26.8 million of the transaction value based on the number of shares of Series F preferred stock outstanding on August 5, 2002.

THE HOLDERS OF OUR SERIES F PREFERRED STOCK HAVE SIGNIFICANT VOTING RIGHTS THAT ARE SENIOR TO THOSE OF THE HOLDERS OF OUR COMMON STOCK.

    The holders of the Series F preferred stock have voting rights entitling them to vote together with the holders of our common stock as a single class and on the basis of 100 votes per share of Series F preferred stock, subject to adjustment for any stock split, stock dividend, reverse stock split, reclassification or consolidation of or on our common stock. As of August 5, 2002, the voting rights of the holders of Series F preferred stock, excluding shares of common stock currently owned by the holders of the Series F preferred stock, would constitute a majority of the entire voting class of common stock, or more than 60%, if the warrant holders exercise the warrants that were issued to purchase Series F preferred stock (the "Warrants").

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

    On August 5, 2002, we had 23,532,081 shares of common stock issued and outstanding and 234,362 shares of Series F preferred stock issued and outstanding. Additionally, we had outstanding Warrants for the purchase of an aggregate of 109,068 shares of Series F preferred stock.

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

    Due to the reset provision of the Series F preferred stock, the conversion price of the Series F preferred stock is $0.9060. Based on the number of shares of Series F preferred stock that were outstanding as of August 5, 2002, if all of the holders of the Series F preferred stock and Warrants exercise the Warrants in full and convert all of the remaining shares of Series F preferred stock and Warrants into shares of common stock, we would issue an aggregate of approximately 42,053,109 additional shares of common stock.

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

    Following is information on HarbourVest Partners VI-Direct Fund L.P., one of the purchasers in the Private Placement as of August 5, 2002:

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

    Following is information on SAIC Venture Capital Corporation, one of the purchasers in the private placement, as of August 5, 2002:

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

    Specifically, the plaintiffs allege in the complaint that, in connection with our initial public offering, the defendants failed to disclose "excessive commissions" purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of our common stock in the initial public offering to the underwriter defendants' preferred customers. Plaintiffs further allege that the underwriter defendants had agreements with preferred customers tying the allocation of shares sold in our initial public offering to the preferred customers' agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs further allege that the underwriters used their analysts to issue favorable reports about the Company to further inflate our share price following our initial public offering. Plaintiffs claim that we and certain of our officers and directors knew or should have known of the underwriters actions and the failure to disclose these alleged arrangements rendered our prospectus included in our registration statement on Form S-1 filed with the Securities and Exchange Commission in September 1999 materially false and misleading. Plaintiffs seek unspecified damages and other relief. We intend to defend vigorously against the plaintiffs claims. We believe we are entitled to indemnification by the underwriters under the terms of the underwriting agreements. We have notified the underwriters of the action, but the underwriters have not yet agreed to indemnify us. We are currently in mediation with the plaintiffs in an attempt to facilitate a resolution of this matter against the defendants. A Motion to dismiss was filed by the issuers and individual defendants on July 15, 2002. The plaintiffs have initiated discussions related to a possible stipulated dismissal of certain of the individual defendants.

    We are involved in a number of other lawsuits and claims incidental in our ordinary course of business. We do not believe the outcome of any of these activities would have a material adverse impact on our financial position or our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its 2002 Annual Meeting of Stockholders on June 11, 2002 (the "Annual Meeting"). At the Annual Meeting, the stockholders of the Company voted on and approved each of the following proposals:

    Proposal One: To approve the election of James Daleen and Ofer Nemirovsky as directors to serve for a term expiring at the 2005 annual meeting of stockholders and to approve the election of Stephen J. Getsy as a director to serve for a term expiring at the 2004 annual meeting of stockholders.

    Proposal Two: To approve and adopt the Daleen Technologies, Inc. 2001 Broad-Based Stock Incentive Plan.

    The total number of shares of our common stock issued, outstanding and entitled to vote at the Annual Meeting was 23,532,081 shares, of which 18,873,890 shares of common stock were present at the meeting in person or by proxy. The total number of shares of our Series F Convertible Preferred Stock outstanding and entitled to vote all matters as a class with the common stock (on the basis of 100 votes per share of Series F Preferred Stock) was 234,362 shares, of which 175,771 shares of Series F Preferred Stock were present at the meeting in person or by proxy.

    The following list indicates the number of votes received by each of the nominees for election to the Company's Board of Directors in Proposal One:

                                             For          Withheld      Result
                                         ----------       --------      ------

          James Daleen                   36,354,380         96,610     Approved
          Ofer Nemirovsky                36,330,230        120,760     Approved
          Stephen J. Getsy               36,360,580         90,410     Approved

    Proposal Two was approved by the holders of 59.9% of the outstanding shares of common stock and Series F Preferred Stock (voting on a 100-1 basis as a single class with the holders of common stock) entitled to vote at the annual meeting. Specifically 28,118,939 shares were voted in favor of this proposal, 345,038 shares were voted against this proposal, 9,643 shares abstained from voting on this proposal and there were 7,977,370 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibit List

   Exhibit
   Number      Description
   -------     -----------

    99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

    99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer


    (b) Reports on Form 8-K

    Report on Form 8-K filed May 22, 2002 with respect to The Nasdaq National Market delisting notice and the Company requesting a hearing before a listing qualifications panel to appeal the delisting.

    Report on Form 8-K filed June 27, 2002 with respect to the sale of PartnerCommunity, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DALEEN TECHNOLOGIES, INC.




Date: August 12, 2002                  /s/ JAMES DALEEN
                                       -----------------------------------
                                       JAMES DALEEN
                                       Chairman of the Board of Directors,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)




Date: August 12, 2002                  /s/ JEANNE T. PRAYTHER
                                       -----------------------------------
                                       JEANNE T. PRAYTHER
                                       Chief Financial Officer (Principal
                                       Financial Officer and Principal
                                       Accounting Officer)