Form 10-Q
period 2002-09-30
DALEEN TECHNOLOGIES INC
filed 2002-11-15
CIK 1002658

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 1, 2002, there were 22,984,272 shares of registrant's common stock, $0.01 par value, outstanding.

================================================================================

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

                                          PART I - FINANCIAL INFORMATION                                                  PAGE
                                                                                                                          ----
Item 1.         Condensed Unaudited Consolidated Financial Statements.

                Condensed Unaudited Consolidated Balance Sheets as of December 31, 2001 and September 30, 2002              3

                Condensed Unaudited Consolidated Statements of Operations for
                the three months and nine months ended September 30, 2001 and 2002                                          4

                Condensed Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2001
                and 2002                                                                                                    5

                Notes to Condensed Unaudited Consolidated Financial Statements                                              6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations.                     21

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.                                                46

Item 4.         Controls and Procedures.                                                                                   46

                                          PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.                                                                                         47

Item 6.         Exhibits and Reports on Form 8-K.                                                                          48

                Signatures                                                                                                 49

                Certifications                                                                                             50

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.      CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                    DECEMBER 31,    SEPTEMBER 30,
                                                                                                        2001            2002
                                                                                                    ------------    -------------
ASSETS
Current assets:
        Cash and cash equivalents                                                                    $    13,093     $     5,984
        Restricted cash                                                                                       30              30
        Accounts receivable, less allowance for doubtful accounts
                of $3,789 at December 31, 2001 and $3,640 at September 30, 2002                            2,397           1,259
        Unbilled revenue                                                                                     488              37
        Other current assets                                                                                 436             153
        Deferred acquisition costs                                                                             -             537
                                                                                                     -----------     -----------
                Total current assets                                                                      16,444           8,000
Notes receivable, less reserve of $1,188 at December 31, 2001 and $279 at September 30, 2002                 659             212
Property and equipment, net                                                                                2,704           1,534
Other assets                                                                                               1,386           1,355
                                                                                                     -----------     -----------
                Total assets                                                                         $    21,193     $    11,101
                                                                                                     ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                                             $       678     $       440
        Accrued payroll and other accrued expenses                                                         3,733           1,650
        Billings in excess of costs                                                                        1,323             542
        Deferred revenue                                                                                   1,013             917
        Other current liabilities                                                                              -              16
                                                                                                     -----------     -----------
                Total current liabilities                                                                  6,747           3,565
Minority interest                                                                                            184               -
Stockholders' equity:
        Series F convertible preferred stock, $.01 par value; 356,950 shares authorized; 247,882  and 231,362 issued and outstanding at
                December 31, 2001 and September 30, 2002, respectively
                ($110.94 per share liquidation value)                                                     25,564          23,704
        Common stock, $.01 par value; 200,000,000 shares authorized; 21,876,554 shares issued and outstanding at December 31, 2001 and 23,899,431 shares issued
                and 22,984,272 shares outstanding at September 30, 2002                                      219             239
        Stockholders' notes receivable                                                                      (241)            (73)
        Deferred stock compensation                                                                          (88)              -
        Additional paid-in capital                                                                       190,065         191,857
        Accumulated deficit                                                                             (201,257)       (208,054)
        Treasury stock at cost (no shares at December 31, 2001 and 915,159 shares
                at September 30, 2002)                                                                         -            (137)
                                                                                                     -----------     -----------
                Total stockholders' equity                                                                14,262           7,536
                                                                                                     -----------     -----------
                Total liabilities and stockholders' equity                                           $    21,193     $    11,101
                                                                                                     ===========     ===========

See accompanying notes to condensed unaudited consolidated financial statements.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                                    ------------------------       --------------------------
                                                                        2001          2002             2001            2002
                                                                    ----------     ---------       -----------      ---------
Revenue:
        License fees                                                $      418     $     397        $     3,193     $   1,361
        Professional services and other                                  1,786           849              7,601         3,831
                                                                    ----------     ---------        -----------     ---------
               Total revenue                                             2,204         1,246             10,794         5,192
                                                                    ----------     ---------        -----------     ---------
Cost of revenue:
        License fees                                                     1,236            34              1,604           171
        Professional services and other                                  1,287           404              6,331         1,980
                                                                    ----------     ---------        -----------     ---------
               Total cost of revenue                                     2,523           438              7,935         2,151
                                                                    ----------     ---------        -----------     ---------
Gross margin                                                              (319)          808              2,859         3,041
                                                                    ----------     ---------        -----------     ---------
Operating expenses:
        Sales and marketing                                              1,826           789              8,781         3,028
        Research and development                                         2,430           713             10,931         3,098
        General and administrative                                       3,149         1,093             11,976         3,681
        Amortization of goodwill and other intangibles                   3,661             -             11,156             -
        Impairment of long lived assets                                 23,408             -             27,906             -
        Restructuring charges                                                -             -              7,758           745
                                                                    ----------     ---------        -----------     ---------
               Total operating expenses                                 34,474         2,595             78,508        10,552
                                                                    ----------     ---------        -----------     ---------

Operating loss                                                         (34,793)       (1,787)           (75,649)       (7,511)

Other income:
        Interest income and nonoperating income, net                       447            42                989           321
        Gain on sale of subsidiary                                           -             -                  -           391
                                                                    ----------     ---------        -----------     ---------
               Total other income, net                                     447            42                989           712
                                                                    ----------     ---------        -----------     ---------
Net loss                                                               (34,346)       (1,745)           (74,660)       (6,799)
Less: preferred stock dividends arising from beneficial
        conversion feature                                              (2,447)            -            (28,512)            -
                                                                    ----------     ---------        -----------     ---------
Net loss applicable to common stockholders                          $  (36,793)    $  (1,745)       $  (103,172)    $  (6,799)
                                                                    ==========     =========        ===========     =========
Net loss applicable to common stockholders per share -basic
        and diluted                                                 $    (1.68)    $   (0.07)       $     (4.73)    $   (0.29)
                                                                    ==========     =========        ===========     =========
Weighted average shares outstanding- basic and diluted                  21,870        23,376             21,823        23,049
                                                                    ==========     =========        ===========     =========

See accompanying notes to condensed unaudited consolidated financial statements.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            NINE MONTHS ENDED
                                                                                  -----------------------------------
                                                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                                                        2001                2002
                                                                                  --------------       --------------
Cash flows from operating activities:
    Net loss                                                                         $(74,660)            $  (6,799)
    Adjustments to reconcile net loss to net cash used in operating activities:
         Depracistion and amortization                                                   2,808                1,939
         Amortization of deferred stock compensstion                                     1,628                   68
         Amortization of goodwill and other intanglbles                                 11,156                    -
         Loss on disposal of property and equipment                                      1,992                   13
         Impalment of long lived assets and other assets                                30,106                    -
         Bad debt expense                                                                2,653                  410
         Interest income on stockholders' notes receivable                                (126)                 (70)
         Non-cash stock settlement expense                                                 495                    -
         Gain on sale of subsidiary                                                          -                 (391)
         Changes in assets and liabilities:
              Restricted cash                                                              101                    -
              Accounts receivable                                                        8,983                  667
              Costs in excess of billings                                                1,928                  (51)
              Unbilled revenue                                                               -                  451
              Other current assets                                                          53                 (167)
              Other assets                                                                (158)                  16
              Account payable                                                           (1,810)                (272)
              Accrued payroll and other accrued expenses                                (6,489)              (2,004)
              Billings in excess of costs                                                 (175)                (771)
              Deferred revenue                                                          (1,526)                 (99)
              Other current liabilites                                                    (954)                  25
                                                                                     ---------           ----------
                 Net cash used in operating activities                                 (23,995)              (7,035)
                                                                                     ---------           ----------
Cash flows provided by (used in) financing activities:
    Proceeds from sale of Series F prefereed stock and warrants, net                    25,539                    -
    Payment of capital lease                                                              (476)                   -
    Proceeds from exercise of stock options and bridge warrants                             27                    -
    Payment of expenses related to Series F convertible preferred stock                      -                  (28)
    Payment of expenses related to proposed transaction with Abiliti                         -                 (107)
                                                                                     ---------           ----------
                 Net cash provided by (used in) financing activities                    25,090                 (135)
                                                                                     ---------           ----------
Cash flows used in investing activities:
    Issuancs of stockholder's notes receivable                                          (1,186)                   -
    Proceeds from sale of fixed assets                                                       -                    1
    Net procceds from sale of subsidiary                                                     -                   68
    Repayment of stockholder's notes receivable                                             36                   39
    Capital expenditures                                                                  (768)                (172)
                                                                                     ---------           ----------
                 Net cash used in investing activities                                  (1,918)                 (64)
                                                                                     ---------           ----------
Effect of exchanges rates on cash and cash equivalents                                    (494)                 125
Net decrease in cash and cash equivalents                                               (1,317)              (7,109)
Cash and cash equivalents-beginning of period                                           22,268               13,093
                                                                                     ---------           ----------
Cash and cash equivalents-end of period                                              $  20,951           $    5,984
                                                                                     =========           ==========

See accompanying notes to condensed unaudited consolidated financial statements.

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

(1)      BASIS OF PRESENTATION

         The accompanying condensed unaudited consolidated financial statements for Daleen Technologies, Inc. and subsidiaries (collectively referred to as "Daleen" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. The condensed unaudited consolidated balance sheet at December 31, 2001 has been derived from the Company's audited consolidated financial statements at that date. These condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's annual report on Form 10-K as of and for the year ended December 31, 2001, filed with the Securities and Exchange Commission ("SEC") on April 1, 2002.

         The results of operations for the three or nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

(2)      PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements include the accounts of Daleen Technologies, Inc. and its subsidiaries, which include the accounts of PartnerCommunity, Inc. ("PartnerCommunity") through June 24, 2002. On June 24, 2002, the Company sold this subsidiary (see note 14). All significant intercompany balances and transactions have been eliminated in consolidation.

(3)      BASIC AND DILUTED NET LOSS PER SHARE

         Basic and diluted net loss per share was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for each period presented. Common stock equivalents were not considered since their effect would be antidilutive. Common stock equivalents amount to 28,698,771 shares and 28,708,226 shares for the three months and nine months ended September 30, 2002, respectively. Common stock equivalents amounted to 30,232,330 shares and 30,678,693 shares for the three months and nine months ended September 30, 2001.

         Net loss applicable to common stockholders differs from net loss in the three and nine months ended September 30, 2001 due to the preferred stock dividends arising from the beneficial conversion features from the sale ("2001 Private Placement") in June 2001 of the Series F convertible preferred stock ("Series F preferred stock") and warrants to purchase additional shares of Series F preferred stock ("Series F Warrants").

(4)      LIQUIDITY

         The Company continued to experience operating losses during the nine months ended September 30, 2002 and has an accumulated deficit of $208.1 million at September 30, 2002. Cash and cash equivalents at September 30, 2002 was $6.0 million. Cash used in operations for the nine months ended September 30, 2002 was $7.0 million which was principally used to fund the operating losses.

         On October 7, 2002, the Company, Daleen Solutions, Inc., an indirect wholly-owned subsidiary of Daleen ("Acquisition Sub") and Abiliti Solutions, Inc. ("Abiliti") entered a definitive agreement whereby Acquisition Sub will purchase substantially all of the assets and assume certain liabilities of Abiliti in exchange for capital stock and warrants (the "Asset Purchase"). In addition to the Asset Purchase, Behrman Capital II, L.P., Abiliti's largest shareholder, and an affiliated fund (collectively, the "Behrman Funds") have agreed to purchase from Daleen capital stock and warrants for an aggregate purchase price of $5.015 million (the "2002 Private Placement"). See note 15 for a detailed description of the Asset Purchase and the 2002 Private Placement.

         The Asset Purchase is subject to approval by the stockholders of Daleen and Abiliti and the 2002 Private Placement is subject to approval by the stockholders of Daleen and each is subject to a limited number of other closing conditions that must be satisfied prior to the completion of the transactions. Daleen stockholders and Abiliti stockholders holding sufficient voting power to approve the Asset Purchase and 2002 Private Placement have signed agreements to vote in favor of the transactions. The Company intends to complete the Asset Purchase and 2002 Private Placement as soon as possible following the special meeting of stockholders which is expected to be held in December 2002.

         The Company believes that the cash and cash equivalents at September 30, 2002, together with the assets and the additional funding resulting from the completion of the Asset Purchase and 2002 Private Placement as well as anticipated revenue may be sufficient to fund the Company's operations for the foreseeable future. Although unlikely, there is a possibility that the Asset Purchase and 2002 Private Placement will not be consummated. If the transactions are not consummated the Company believes the cash and cash equivalents at September 30, 2002 may be sufficient to fund the operations through June 30, 2003 and the Company will be required to further reduce operations and/or seek additional public or private equity financing or financing from other sources. Although the Company is precluded from considering other strategic alternatives pending completion or termination of the Asset Purchase, if the transactions are not completed, the Company will also consider other strategic alternatives. There can be no assurance that additional financing will be available, or that, if available, the financing will be obtainable on terms acceptable to the Company or that any additional financing would not be substantially dilutive to the Company's existing stockholders. There can be no assurance that any other strategic alternatives will be available, or if available, will be on terms acceptable to the Company, or all of its stockholders. Failure to consummate the Asset Purchase and 2002 Private Placement will have a material adverse effect on the Company's ability to operate as a going concern which may result in filing for bankruptcy protection, winding down operations and/or liquidation of assets. The condensed unaudited financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty.

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

         The following elements could be included in the Company's arrangements with its customers:

                  -        Software license;

                  -        Maintenance and support;

                  -        Professional services;

                  -        Third-party software licenses and maintenance; and

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

                                   The Company recognizes revenue from fixed fee contracts using the percentage of completion method, based on the ratio of total hours incurred to date to total estimated labor hours. Changes in job performance, job conditions, estimated profitability and final contract settlement may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor and supplies. These costs are readily determinable since the Company uses the costs that would have been charged if the contract was a time and materials contract. Provisions for estimated losses on uncompleted contracts are recorded in the period in which losses are determined. Amounts billed in excess of revenue recognized to date are classified as "Billings in excess of costs", whereas revenue recognized in excess of amounts billed are classified as "Costs in excess of billings."

                                   Revenue related to professional services under a time and materials arrangement is recognized as services are performed.

                  - Third-party software is recognized when delivered to the customer. The value of third-party software is based on the Company's acquisition cost plus a reasonable margin and is readily determinable since the Company sells these licenses separate of the other elements.

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

(6)      RESTRUCTURING ACTIVITIES

         During 2001, the Company performed various restructuring activities. For the year ended December 31, 2001, the Company recorded $11.8 million of restructuring charges related to restructuring activities which were announced on January 5, 2001 (the "January Restructuring"), April 10, 2001 (the "April Restructuring"), and October 17, 2001 (the "October Restructuring"). Management started to implement these actions immediately following the announcements. The Company recorded a $7.8 million restructuring charge for the nine months ended September 30, 2001 related to the January and April Restructuring. Such charges included the estimated costs related to workforce reductions, closing and downsizing of facilities, asset writedowns and other costs.

         In May 2002, management initiated another business review continuing to identify additional areas for cost reduction. As a result, the Company's Board of Directors formally approved a plan to further reduce operating expenses on May 13, 2002 (the "2002 Restructuring"). On May 14, 2002 the Company announced and immediately began to implement the 2002 Restructuring. The Company recorded a $745,000 restructuring charge for the nine months ended September 30, 2002 related to the 2002 Restructuring. Such charge included the estimated costs related to workforce reductions, due to the termination of 35 employees from substantially all of the Company's employee groups. The costs were from the following financial statement captions:

Cost of sales - professional services         $140,000
Research and development                       168,000
Sales and marketing                            148,000
General and administrative                     289,000
                                              --------
                                              $745,000
                                              ========

         At December 31, 2001, an accrual remained on the condensed unaudited consolidated balance sheet related to the January Restructuring, April Restructuring and October Restructuring in the amount of $653,000. During the nine months ended September 30, 2002, the Company recorded an additional accrual of $745,000 for the 2002 Restructuring.

         Amounts charged against the restructuring accrual for the nine months ended September 30, 2002 were as follows (in thousands):

                                           January           April           October           2002
                                        Restructuring    Restructuring    Restructuring    Restructuring    Total
                                        -------------    -------------    -------------    -------------    ------
Employee termination benefits           $       23       $          49    $       237       $       632     $   94
Facility costs/rent on idle facilities          33                  32             22                 -         87
Asset writedowns                                 -                   -            109                 -        109
Other costs                                      -                   -              2                 -          2
                                        ----------       -------------    -----------       -----------     ------
                                        $       56       $          81    $       370       $       632     $1,139
                                        ==========       =============    ===========       ===========     ======

          As of September 30, 2002, an accrual remains on the condensed unaudited consolidated balance sheets in accrued payroll and other accrued expenses related to the January Restructuring, April Restructuring, October Restructuring and 2002 Restructuring consisting of the following components (in thousands):

                                           January            April          October           2002
                                        Restructuring    Restructuring    Restructuring    Restructuring    Total
                                        -------------    -------------    -------------    -------------    -----
Employee termination benefits            $         -     $         19      $        43     $        105     $ 167
Facility costs/rent on idle facilities            69                -                -                -        69
Asset writedowns                                   -                -                -                -         -
Other costs                                        -               10                5                8        23
                                         -----------     ------------      -----------     ------------     -----
                                         $        69     $         29      $        48     $        113     $ 259
                                         ===========     ============      ===========     ============     =====

(7)      GOODWILL

         In January 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria for intangible assets acquired in a purchase method combination which must be met to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires goodwill to no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires the Company to evaluate goodwill whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows.

         In March 2001, the Company reduced goodwill by approximately $1.1 million due to its decision that it will no longer promote and license certain gateway products that it originally acquired as a result of its acquisition of Inlogic Software Inc. in December 1999. The development of these products was in process at the time of the acquisition and was subsequently completed. In connection with this decision, the Company accelerated the amortization for a proportionate amount of goodwill related to these products.

         Due to economic conditions and the Company's revenue performance in 2001, the Company assessed the recoverability of goodwill in September 2001 by determining whether the amortization of the goodwill over the remaining life could be recovered through undiscounted future operating cash flows over the remaining amortization period. The Company's carrying value of goodwill at September 30, 2001 was reduced by the estimated short fall of cash flows, discounted at a rate commensurate with the associated risks. This amounted to a further reduction of goodwill in the amount of approximately $23.4 million for the three months and nine months ended September 30, 2001. The remaining carrying value was written off at December 31, 2001 due to a continued decline in economic conditions in 2001. As a result, as of the date of adoption of SFAS No. 141 and SFAS No. 142, there was no impact to the Company's financial statements.

         The following table presents the pro forma effect of SFAS No. 142 for the three months ended September 30, 2002 and 2001:

                                                                        Three months ended           Nine months ended
                                                                           September 30,               September 30,
                                                                           -------------               -------------
                                                                        2001          2002           2001         2002
                                                                        ----          ----           ----         ----
Reported net loss applicable to common shareholders                  $ (36,793)    $ (1,745)     $ (103,172)   $ (6,799)
     Goodwill amortization                                               3,642            -          10,857           -
                                                                     ---------      -------       ---------    --------
          Adjusted net loss applicable to common shareholders        $( 33,151)     $(1,745)      $ (92,315)   $ (6,799)
                                                                     =========      =======       =========    ========

Basis and diluted earnings per share:
     Reported net loss applicable to common shareholders             $   (1.68)     $ (0.07)      $   (4.73)   $  (0.29)
     Goodwill amortization                                                0.17            -            0.50           -
                                                                     ---------      -------       ---------    --------
          Adjusted net loss applicable to common shareholders        $   (1.51)     $ (0.07)      $   (4.23)   $  (0.29)
                                                                     =========      =======       =========    ========

(8)      IMPAIRMENT CHARGES

         The Company recorded an impairment charge of approximately $23.4 million and $27.9 million, respectively, in the three and nine months ended September 30, 2001 related to the following (in thousands):

                                                       Three Months           Nine Months
                                                          Ended                   Ended
                                                      Sept. 30, 2001        Sept. 30, 2001
                                                      --------------        --------------
Employee workforce - other intangible asset              $     -                $ 1,545
Property and equipment                                         -                  1,888
Goodwill                                                  23,408                 24,473
                                                         -------                -------
                                                         $23,408                $27,906
                                                         =======                =======

         During March 2001, due to the various restructuring activities initiated by the Company, an evaluation of the recoverability of the employee workforce under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" was performed. Management of the Company determined that the asset was impaired and recorded an impairment charge of approximately $1.5 million in the nine months ended September 30, 2001.

         As of March 31, 2001, the Company determined that certain property, leasehold improvements and equipment, which mainly represented computer equipment and furniture from the Company's Toronto and Atlanta facilities, which were closed, was impaired. The Company recorded an impairment charge of approximately $1.9 million during the nine months ended September 30, 2001 for the difference between the fair value and the carrying value of the assets.

         See note 7 for discussions of the goodwill impairment charge in the three months and nine months ended September 30, 2001.

(9)      BUSINESS AND CREDIT CONCENTRATIONS

         During the three months ended September 30, 2002, 27.6%, of the Company's total revenue was attributed to one customer. During the three months ended September 30, 2001, 26.0% of the Company's total revenue was attributed to two customers. Sales to these two customers accounted for 13.5% and 12.5% of total revenue for the three month period.

         During each of the nine months ended September 30, 2002 and 2001, 28.9% and 29.0% of the Company's total revenue was attributed to two customers. Sales to the two customers in 2002 accounted for 16.5% and 12.4% of total revenue for the nine-month period. Sales to the two customers in 2001 accounted for 17.3% and 11.7% of the Company's total revenue for the nine-month period.

         One customer accounted for 31.0% and 38.0% of total accounts receivable at September 30, 2002 and December 31, 2001, respectively.

(10)     RELATED PARTY TRANSACTIONS

         Science Applications International Corporation ("SAIC") through its subsidiary SAIC Venture Capital Corporation, is a significant stockholder of the Company. Revenue related to SAIC for the three and nine months ended September 30, 2002 was $23,500 and $89,100, respectively. Revenue related to SAIC for the three and nine months ended September 30, 2001 was $0 and $36,300, respectively. SAIC owns 44% of the voting stock of Danet, Inc. ("Danet") and 100 percent of the voting stock of Telcordia Technologies, Inc. ("Telcordia"). Danet is a customer and a distributor of the Company's product. Revenue related to Danet for the three and nine months ended September 30, 2002 was $0 and $279, respectively. Revenue related to Danet for the three and nine months ended September 30, 2001 was $0 and $7,400, respectively. The Company has a strategic alliance relationship and an OEM Agreement with Telcordia. Revenue related to Telcordia for the three and nine months ended September 30, 2002 was $36,082 and $644,367, respectively. Revenue related to Telcordia for the three and nine months ended September 30, 2001 was $29,700 for both periods.

         In January 2001, the Company loaned $1,237,823 to its Chairman, President and Chief Executive Officer and his limited partnership (collectively "the Makers"). The loan bore interest at a rate of 8.75% per annum. The principal was payable in full January 31, 2006 with interest payable annually on January 31 of each year. The loan was secured by 901,945 shares of the Company's common stock, and was non-recourse to the Makers except to the extent of 901,945 shares of the Company's common stock held as the collateral. On January 31, 2002, an interest payment of $119,871 was due and payable. The interest payment was not made and as a result the loan was in default. Pursuant to the terms of the loan, the Company gave notice of default. On September 11, 2002, the makers surrendered the Company's common stock held as collateral for the loan to the Company and the loan was deemed satisfied. The stock was recorded as treasury stock at a value of $135,292 or $0.15 per share (the closing price per share on The Nasdaq SmallCap Market on September 11, 2002). As a result of the loan being non-recourse, the Company had previously recorded a reserve for the difference between the face value of the loan plus accrued interest and the fair market value of the underlying collateral at the end of each period. The loan was written off against this reserve.

(11)     SERIES F PREFERRED STOCK

         In March 2002, the holders of 13,520 shares of Series F preferred stock converted their shares into common stock resulting in the issuance of 1,655,528 shares of common stock. In September 2002, the holders of 3,000 shares of Series F preferred stock converted their shares to common stock resulting in the issuance of 367,350 shares of common stock. These conversions resulted in a reduction in the number of outstanding shares of Series F preferred stock to 231,362 shares

(12)     LEGAL PROCEEDINGS

Fazari v. Daleen Technologies, Inc.

         On December 5, 2001, a class action complaint was filed in the United States District Court for the Southern District of New York. On April 22, 2002 an amended complaint was filed by two plaintiffs purportedly on behalf of persons purchasing the Company's common stock between September 20, 1999 and December 6, 2000. The complaint is styled as Angelo Fazari, on behalf of himself and all others similarly situated, vs. Daleen Technologies, Inc., BancBoston Robertson Stephens Inc., Hambrecht & Quist LLC, Salomon Smith Barney Inc., James Daleen, David B. Corey and Richard A. Schell, Index Number 01 CV 10944. The individual defendants, Messrs. Corey, Schell and Daleen, have entered into tolling agreements with the plaintiffs resulting in their dismissal from the case without prejudice. The remaining defendants include the Company and certain of the underwriters in the Company's initial public offering ("IPO"). More than 300 similar class action lawsuits filed in the Southern District of New York against numerous companies and their underwriters have been consolidated for pretrial purposes before one judge under the caption "In re Initial Public Offering Securities Litigation." A joint Motion to Dismiss was filed by the defendants on July 15, 2002, but no ruling on the motion has been made. The complaint includes allegations of violations of (i)
Section 11 of the Securities Act of 1933 by all named defendants, (ii) Section 15 of the Securities Act of 1933 by the individual defendants and (iii) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the underwriter defendants.

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

         The Company believes that it is entitled to indemnification by the underwriters under the terms of the underwriting agreements. The Company has notified the underwriters of the action, but the underwriters have not yet agreed to indemnify the Company. The Company is participating in discussions with the underwriters regarding an agreement by the underwriters to indemnify the issuers. However, the Company's lead underwriter, BancBoston Robertson Stephens Inc., has ceased doing business and there is no assurance it will have the financial wherewithal to provide indemnification. The Company is also currently reviewing and considering the terms of a proposed settlement agreement involving the plaintiffs, the insurance companies and other issuers that includes a waiver by the insurance companies of any retention amounts under the policies. In that case, there would be no liability to be recorded by the Company other than legal fees incurred in the initial defense of the action, which are immaterial. Currently a loss cannot be determined because the lawsuit is in its initial stages and there is no guarantee that either the indemnification agreement or a settlement with the plaintiffs will be finalized.

In the event settlement discussions are unsuccessful, the Company intends to defend vigorously against the plaintiffs' claims.

         General litigation

         The Company is involved in a number of other lawsuits and claims incidental in its ordinary course of business. The Company does not believe the outcome of any of these other activities would have a material adverse effect on the financial position or operating results of the Company.

(13)     NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long-lived asset. Over-time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for the fiscal years beginning after June 15, 2002, with earlier adoption permitted. The Company believes the adoption of the SFAS No. 143 will not have a significant impact on the Company's financial position and results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting For The Impairment Or Disposal Of Long Lived Assets." This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supercedes SFAS No. 121, while retaining many of the requirements of such statement. Under
SFAS No. 144 assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the Company. The Company adopted SFAS No. 144 as of January 1, 2002. The adoption had no impact to the Company's financial statements.

         On April 30, 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections." Through this rescission, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. In addition, SFAS No. 145 requires sale-leaseback accounting treatment for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also makes several other technical corrections to existing pronouncements that may change accounting practice. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 will be effective for disposal activities initiated after December 31, 2002. The Company, does not anticipate any exit or dismissal activities at this time and therefore believes the adoption of SFAS No. 146 would not have an impact on the Company's financial position and results of operations.

         In October 2002, the Emerging Issues Task Force issued tentative conclusions regarding EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables"("EITF 00-21"). EITF 00-21 relates to accounting for multiple-deliverable arrangements and specifies circumstances under which a revenue arrangement should be separated into different revenue-generating deliverables or "units of accounting" and how the revenue arrangement should be allocated to the different deliverables or units of accounting. EITF 00-21 is tentatively scheduled to be effective for revenue arrangements entered into in fiscal years beginning after December 15, 2002. We are closely monitoring developments in this issue and will complete our assessment of any potential impact on our results of operations upon the issuance of our December 31, 2002 financial statements.

(14)     SALE OF SUBSIDIARY

         On June 24, 2002, the Company sold all if its common and preferred stock in PartnerCommunity, in exchange for net cash proceeds of approximately $69,000; a promissory note for $200,000 payable in 30 months with interest payable annually at a rate of 8% per year; and five year warrants to purchase 1,200,000 shares of PartnerCommunity preferred stock at a price of $.10 per share. The estimated fair value of the warrants of $165,700 is recorded as an other asset in the condensed unaudited balance sheet of the Company. The fair value of the warrants was calculated using the Black-Scholes model. The Company recorded a gain on sale of the subsidiary of approximately $391,000 in the nine months ended September 30, 2002.

         The Company placed a 100% reserve against the note receivable due to the long term nature of the note and the uncertainty of collectibility. As cash is received, the Company will record an additional gain on the transaction.

(15)     SUBSEQUENT EVENTS

ASSET PURCHASE AND PRIVATE PLACEMENT

         On October 7, 2002, Daleen, Acquisition Sub and Abiliti entered into a definitive agreement related to the Asset Purchase and Daleen and the Behrman Funds entered into a definitive agreement related to the 2002 Private Placement.

         Pursuant to the Asset Purchase, Acquisition Sub will purchase substantially all of Abiliti's assets and assume certain of its liabilities. As consideration for the Asset Purchase, Daleen will issue to Abiliti 115,681 shares of its Series F preferred stock, 11,492,136 shares of common stock and warrants to purchase an additional 5,666,069 shares of common stock ("Asset Purchase Warrants"), with an exercise price of $0.906 per share.

         Contemporaneously with the Asset Purchase, in the 2002 Private Placement the Behrman Funds will invest $5.015 million in Daleen. In consideration, Daleen will issue to the Behrman Funds an aggregate of 115,681 shares of Series F preferred stock, 10,992,136 shares of common stock, warrants to purchase an additional 5,666,069 shares of common stock at an exercise price of $0.906 per share (the "Investments Warrants") and warrants to purchase an additional 500,000 shares of common stock at an exercise price of $0.17 per share (the "Additional Warrants"). The Additional Warrants may not be exercised until after the first anniversary of the closing of the Private Placement and the Investment Warrants and Asset Purchase Warrants may not be exercised until six months after the closing of the transaction.

         The terms of the Series F preferred stock are identical to the currently outstanding Series F preferred stock. However, it is a condition to closing the transactions that the stockholders of Daleen approve an amendment to the Certificate of Incorporation related to the terms of the Series F preferred stock so that there will be no adjustment to the conversion price of the Series F preferred stock upon issuance of Daleen securities in the Asset Purchase and the 2002 Private Placement and so that the transactions will not give rise to redemption rights in favor of the Series F preferred stockholders. Daleen stockholders holding sufficient voting power to approve the amendment to the terms of the Series F preferred stock have signed agreements to vote in favor of the amendment.

         The Asset Purchase is subject to approval by the stockholders of Daleen and Abiliti and the 2002 Private Placement is subject to approval by the stockholders of Daleen and each is subject to limited number of other closing conditions that must be satisfied prior to the completion of the transactions. Daleen stockholders holding sufficient voting power to approve the Asset Purchase and the 2002 Private Placement have signed agreements to vote in favor of the transactions. Abiliti stockholders holding sufficient voting power to approve the Asset Purchase have signed agreements to vote in favor of the transaction.

         The total preliminary consideration of approximately $6.1 million for the Asset Purchase was based on the following:

-    Fair value of Daleen's common stock on October 7,           $1,723,820
     2002. 11,492,136 shares at $0.15 per share;
-    The value of the Asset Purchase Warrants using the             657,504
     Black Scholes Model with the following assumptions:

Risk free interest rate           2.07%
Volatility percentage             169.13%
Exercise price                 $  0.9060
Term                              3.66 years
-    The price per share of the Series F preferred stock
     paid in the 2002 Private Placement                           2,641,772
-    Daleen will incur Asset Purchase related costs which are
     included in the purchase consideration. These costs
     primarily consisted of investment banking fees,legal fees
     and other advisor fees.                                      1,087,228
                                                                 ----------
                                                                 $6,110,324
                                                                 ==========

Unaudited Pro Forma Results of Operations

         The following statements prepared on a pro forma basis, present the results of operations as if Abiliti had been acquired at the beginning of the periods presented, January 1, 2001 and January 1, 2002. (In thousands except for per share data)

                                                                                    NINE MONTHS           YEAR
                                                                                       ENDED              ENDED
                                                                                  SEPT. 30, 2002      DEC. 31, 2001
                                                                                  --------------      -------------
Revenue:
       License fees                                                               $        1,654      $       4,765
       Professional services and other                                                    12,598             22,736
                                                                                  --------------      -------------
             Total revenue                                                                14,252             27,501
                                                                                  --------------      -------------

Cost of revenue:
       License fees                                                                          221              1,646
       Professional services and other                                                     3,382             12,100
                                                                                  --------------      -------------
             Total cost of revenue                                                         3,603             13,746
                                                                                  --------------      -------------
Gross margin                                                                             10, 649             13,755
                                                                                  --------------      -------------
Operating expenses:
       Sales and marketing                                                                 3,786             12,490
       Research and development                                                            5,729             15,644
       General and administrative                                                          8,739             21,317
       Amortization of goodwill and other intangibles                                          -             12,014
       Impairment of long lived assets                                                         -             34,604
       Restructuring charges                                                                 745             12,124
                                                                                  --------------      -------------

             Total operating expenses                                                     18,999            108,193
                                                                                  --------------      -------------
Operating loss                                                                            (8,350)           (94,438)

Other Income:
       Interest income and nonoperating income, net                                          304                790
       Gain on sale of subsidiary                                                            391                  -
       Other income                                                                            -                250
                                                                                  --------------      -------------
             Total other income, net                                                         695              1,040
                                                                                  --------------      -------------

Net loss                                                                          $       (7,655)     $     (93,398)
Preferred stock dividends arising from beneficial conversion features                          -            (28,512)
                                                                                  --------------      -------------
Net loss applicable to common stockholders                                        $       (7,655)     $    (121,910)
                                                                                  ==============      =============
Net loss applicable to common stockholders per share - basic and diluted          $        (0.17)     $       (2.75)
                                                                                  ==============      =============
Weighted average shares outstanding- basic and diluted                                    45,533             44,320
                                                                                  ==============      =============

Unaudited Pro Forma Balance Sheet

         The following statement is prepared on a pro forma basis, present the unaudited condensed consolidated balance sheet as if Abiliti had been acquired at September 30, 2002 (in thousands):

                                                            NINE MONTHS
                                                               ENDED
                                                         SEPTEMBER 30, 2002
                                                         ------------------
ASSETS
     Cash and cash equivalents                               $   9,912
     Restricted cash                                                30
     Accounts receivable, net                                    2,712
     Unbilled revenue                                               37
     Other current assets                                        1,575
                                                             ---------
             Total current assets                               14,266
     Notes receivable, net                                         212
     Property and equipment, net                                 2,531
     Goodwill                                                    4,202
     Other assets                                                1,355
                                                             ---------
             Total assets                                    $  22,566
                                                             =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     Accounts payable                                        $     624
     Accrued payroll and other accrued expenses                  4,989
     Billings in excess of costs                                   542
     Deferred revenue                                            1,012
     Other current liabilities                                     240
                                                             ---------
             Total current liabilities                           7,407
     Other long term liabilities                                    52
                                                             ---------
     Total liabilities                                           7,459
Stockholders' equity:
     Series F convertible preferred stock                       28,415
     Common stock                                                  464
     Additional paid-in capital                                195,872
     Stockholders' notes receivable                                (73)
     Accumulated deficit                                      (209,434)
     Treasury stock                                               (137)
                                                             ---------
             Total stockholders' equity                         15,107
                                                             ---------
             Total liabilities and stockholders' equity      $  22,566
                                                             =========

                   DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

               NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                     AS OF SEPTEMBER 30, 2002, FOR THE NINE
                      MONTH PERIOD THEN ENDED, AND FOR THE
                          YEAR ENDED DECEMBER 31, 2001
          (ALL DOLLAR AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICATED)

         In connection with the Asset Purchase, Daleen has received a commitment for additional equity funding from the Behrman Funds, referred to as the 2002 Private Placement. The commitment total $5.015 million for the issuance of capital stock and Warrants to purchase our common stock, and it is contingent upon closing the Asset Purchase. The Asset Purchase is also contingent upon the closing of the 2002 Private Placement. The 2002 Private Placement is presented as follows in the accompanying unaudited pro forma condensed consolidated balance sheet at September 30, 2002.

Proceeds from the private placement...........................................      $ 5,015
Less: estimated offering expenses.............................................       (1,087)
                                                                                    -------
Net Proceeds..................................................................      $ 3,928
                                                                                    =======

Represents increase in stockholders' equity related to the Asset Purchase as follows:

Paid in capital from issuance of Daleen common stock and common stock warrants...   $ 2,266
Issuance of Series F Preferred Stock.............................................     2,642
Par value adjustment (11,492 shares at $0.01 per share)..........................       115
                                                                                    -------
Total............................................................................   $ 5,023
                                                                                    =======

         The value of the common stock was determined by the closing price on The Nasdaq SmallCap Market on October 7, 2002 which was $.15 per share. The value of the Asset Purchase Warrants was determined using the Black-Scholes model with the following assumptions:

Risk free interest rate   2.07%
Volatility percentage     169.13%
Exercise price            $.906
Term                      3.66 years

         The value of the Series F preferred stock was determined using the same value paid in the 2002 Private Placement, which constitutes an arms-length transaction and a good indication of fair value of the consideration.

         The value of the consideration is preliminary and is not indicative of the final values. The final value of the consideration will be determined at the closing date of the transactions.

         The net assets of Abiliti assumed by us are recorded as of October 7, 2002. The final purchase price will be at the closing date of the transactions. The net assets of Abiliti assumed by us will be recorded at the closing date. The preliminary purchase price allocation in the Asset Purchase as follows:

Fair value of consideration                                 $5,023
Estimated Daleen transaction costs                           1,087
                                                            ------
Net assets acquired                                         $6,110
                                                            ======

Net tangible assets                                         $1,804
In-process research and development                            104
Goodwill                                                     4,202
                                                            ------
Net assets acquired                                         $6,110
                                                            ======

         This transaction would be accounted for as a purchase. Accordingly, the purchase consideration of $6.1 million will be primarily allocated to the estimated fair values of the assets acquired and liabilities assumed based on their estimated fair values as of the signing date of the related asset purchase agreement. In-process research and development ("IPR&D") costs will be immediately expensed upon the consummation of the transaction. The remaining amount of the purchase consideration represents goodwill. Goodwill will be evaluated for impairment at least annually in accordance with the provisions of SFAS No. 142.

         IPR&D focused on significant improvements and upgrades to Abiliti's Simpliciti.net(TM) 2.0 product, including ancillary products such as Rate IT(TM) are built upon Abiliti's Event Processor architecture. The upgrades maintain and improve the capabilities of Simpliciti.net(TM) for the user. Continuous introductions of new capabilities are necessary to maintain and improve its core software.

         The IPR&D has not yet reached technological feasibility and has no alternative uses. The IPR&D may not achieve technical or commercial viability. The technological feasibility of the IPR&D efforts is established when the enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that the technology can be utilized to meet its design specifications, including functions, features and technical performance requirements.

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

         Historically, we operated our business with primarily a direct sales model and our products and services were sold through our direct sales force. Beginning in 2001, our focus shifted to the use of strategic alliance partners, including operational support system providers, software application companies, consulting firms, systems integration firms and OEM partners. The use of strategic partners provided sales and marketing support to deliver a complete solution and successful implementation to our customers and provided greater visability for our products. We continue to maintain a mix of strategic alliance partners as well as direct sales force for direct sales opportunities and to support our strategic alliance partners.

RECENT DEVELOPMENTS

         On October 7, 2002, Daleen Solutions, Inc., one of our indirect wholly-owned subsidiaries ("Acquisition Sub"), Abiliti Solutions, Inc. ("Abiliti") and us entered into definitive agreements whereby Acquisition Sub will purchase substantially all of the assets and assume certain liabilities of Abiliti (the "Asset Purchase"). We will issue to Abiliti capital stock and warrants as consideration for the purchased assets. In addition to the Asset Purchase, Behrman Capital II, L.P., Abiliti's largest shareholder, and an affiliated fund (collectively, the "Behrman Funds"), have agreed to purchase from us capital stock and warrants, for an aggregate consideration of $5.015 million (the "2002 Private Placement").

         As consideration for the Asset Purchase, we will issue to Abiliti 115,681 shares of our Series F convertible preferred stock ("Series F preferred stock"), 11,492,136 shares of our common stock and warrants to purchase an additional 5,666,069 shares of common stock, with an exercise price of $0.906 per share.

         As consideration for the 2002 Private Placement, we will issue to the Behrman Funds an aggregate of 115,681 shares of Series F preferred stock, 10,992,136 shares of common stock, warrants to purchase an additional 5,666,069 shares of common stock at an exercise price of $0.906 per share and warrants to purchase an additional 500,000 shares of common stock at an exercise price of $0.17 per share.

         The Asset Purchase is subject to approval by our stockholders and stockholders of Abiliti and the 2002 Private Placement is subject to approval by our stockholders and each is subject to a limited number of other closing conditions that must be satisfied prior to the completion of the transactions. Our stockholders holding sufficient voting power to approve the Asset Purchase and the 2002 Private Placement and/or the actions required to consummate the transactions, have signed agreements to vote in favor of the transactions. Abiliti stockholders holding sufficient voting power to approve the Asset Purchase have signed agreements to vote in favor of the transaction.

         The terms of the Series F preferred stock are identical to the currently outstanding Series F preferred stock. However, it is a condition to closing the transactions that our stockholders approve an amendment to our Certificate of Incorporation related to the terms of the Series F preferred stock so that there will be no adjustment to the conversion price of the Series F preferred stock upon issuance of our securities in the Asset Purchase and the 2002 Private Placement so that the transactions will not give rise to redemption rights in favor of the Series F preferred stockholders. Our stockholders holding sufficient voting power to approve the amendment to the terms of the Series F preferred stock have signed agreements to vote in favor of the amendment.

         Abiliti is a provider of billing, rating and event management and customer care solutions to network service providers. Abiliti provides solutions through its outsourcing model. Abiliti operates as a billing application service provider providing a tailored billing solution for each customer. Upon closing of the transactions, it is anticipated that we will be able to develop, market and deliver a broader suite of licensed and outsourced billing, customer care and event management solutions to customers worldwide. To begin taking advantage of our synergies, we have executed an alliance agreement with Abiliti that allows us to develop, market and deliver joint solutions to our customers and prospects.

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

Notes Receivable

         We maintain an allowance for notes receivable for one note that is non-recourse except against the collateral, for the difference between the face value of the note plus accrued interest and the fair market value of the underlying collateral which consists of our common stock. If the common stock price were to decrease, additional allowances may be needed. Likewise, if the common stock price were to increase, a decrease in the allowance may be needed. An increase in the allowance would decrease income in the period the common stock price decreased while a decrease in the allowance would increase income in the period the common stock price increased.

         We also maintain an allowance for notes receivable that are full recourse for estimated losses resulting from the inability of prior employees to make payments. We continually monitor the notes receivable and the allowance is based on specific issues that we have identified. If the financial condition of the holder of the notes were to deteriorate, resulting in such holders inability to make required payments, additional allowances may be required.

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

RESULTS OF OPERATIONS

         On January 4, 2001, our Board of Directors approved, and on January 5, 2001, we announced a plan to implement specific cost reduction measures (the "January Restructuring") that included workforce reductions, downsizing of facilities and asset writedowns. We recorded a $3.0 million restructuring charge in the three months ended March 31, 2001 related to the January Restructuring. We implemented the actions associated with the January Restructuring immediately following the January 5, 2001 announcement. The workforce reductions in the January Restructuring included the termination of approximately 140 employees throughout our Boca Raton, Florida; Atlanta, Georgia; and Toronto, Ontario, Canada facilities, and included employees from substantially all of our employee groups. The downsizing of facilities included the downsizing of the Atlanta and Toronto facilities to one floor per each location. The asset writedowns were primarily related to the disposition of duplicative furniture and equipment and computer equipment from terminated employees, which was not resalable.

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

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

         Total Revenue. Total revenue, which includes license revenue and professional services and other revenue, decreased $958,000, or 43.5%, to $1.2 million in the three months ended September 30, 2002, from $2.2 million for the same period in 2001. The primary reason for lower revenue during the recent quarter is related to the decrease in the number of contracts being signed in recent quarters, which has resulted in a decrease in our professional services and other revenue due to less ongoing product implementations related to licensing our software products and the need for third-party software fulfillment. In addition, PartnerCommunity, Inc. is no longer a wholly owned subsidiary. This entity was sold on June 24, 2002. Total revenue related to PartnerCommunity in third quarter 2001 was $182,000.

         License Fees. Our license fees are derived from licensing our software products. License fees decreased $21,100, or 5.1%, in the three months ended September 30, 2002 to $397,000, compared to $418,000 for the same period in 2001. The slight reduction was due to the sale of PartnerCommunity, Inc. License revenue related to PartnerCommunity, Inc. in the three months ended September 30, 2001 was $25,000. License fees constituted 31.9% of total revenue in the three months ended September 30, 2002, compared to 19% in the same period in 2001. The increase as a percentage of total revenue is due to a reduction in professional services and other revenue in the quarter.

         Professional Services and Other. Our professional services and other revenue consists of revenue from professional consulting services, training, maintenance and support, and third-party software fulfillment, all related to the software products we license. We offer consulting services both on a fixed fee basis and on a time and materials basis. We also offer third-party software fulfillment based on our acquisition cost plus a reasonable margin. Professional services and other revenue decreased $937,000 or 52.5%, in the three months ended September 30, 2002 to $849,000, compared to $1.8 million in the same period in 2001. The decrease was due to fewer ongoing product implementations, fewer maintenance contracts primarily due to customer insolvency, loss of revenue contribution from PartnerCommunity, Inc. due to the sale of the subsidiary, and less revenue associated with third-party software fulfillment. Professional services and other revenue constituted 68.1% of total revenue in the three months ended September 30, 2002, compared to 81.0% for the same period in 2001.

         Total Cost of Revenue. Total cost of revenue decreased $2.1 million, or 82.7%, to $438,000 in the three months ended September 30, 2002 from $2.5 million in the same period in 2001. Total cost of revenue includes both cost of license fees and cost of professional services and other. These components include the cost of direct labor, benefits, overhead and materials associated with the fulfillment and delivery of license products, amortization expense related to prepaid third-party licenses and related corporate overhead costs to provide professional services to our customers. These costs decreased due to a decrease in total revenue, and the result of our cost reduction measures taken in the October Restructuring and the 2002 Restructuring. In addition, in the three months ended September 30, 2001 we wrote off $1.2 million of prepaid third party software license costs since certain third party products are no longer integrated with our product. No such write offs took place in the three months ended September 30, 2002. Overall, total cost of revenue as a percentage of total revenue decreased to 35.1% in the three months ended September 30, 2002, compared to 114.5% in the same period in 2001.

         Cost of License Fees. Cost of license fees includes direct cost of labor, benefits and packaging material for fulfillment and shipment of our software products and amortization expense related to prepaid third-party licenses. Cost of license fees decreased $1.2 million or 97.3% to $34,000, in the three months ended September 30, 2002, from $1.2 million in the same period in 2001, due to a decrease in amortization expense related to prepaid third-party licenses which were being amortized over the term of their respective agreements. In the three months ended September 30, 2001, we wrote down $1.2 million of prepaid third party software licenses since certain licenses are no longer integrated with our product. Cost of license fees as a percentage of license revenue decreased to 8.5% in the three months ended September 30, 2002, compared to 295.6% for the same period in 2001.

         Cost of Professional Services and Other. Cost of professional services and other includes direct cost of labor, benefits, third-party software and related corporate overhead costs to provide professional services and training to our customers. Cost of professional services and other decreased $883,000, or 68.6% to $404,000, in the three months ended September 30, 2002, from $1.3 million in the same period in 2001. These costs decreased due to a decrease in professional services and other revenue, and the result of our cost reduction measures taken in the October Restructuring and the 2002 Restructuring. The cost reductions included a decrease in professional services personnel. Cost of professional services and other decreased to 47.6% of professional services and other revenue in the three months ended September 30, 2002, compared to 72.1% for the same period 2001.

         Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales, marketing and partner management personnel, travel and entertainment, trade show and marketing program costs, promotional and related corporate overhead costs. These expenses decreased $1.0 million or 56.8%, to $789,000 in the three months ended September 30, 2002, from $1.8 million for the same period in 2001. These costs decreased as a result of a decrease in our trade show presence, a decrease in sales commissions and bonuses, as well as the cost reduction measures taken with the October Restructuring and 2002 Restructuring. The cost reductions included a decrease in sales and marketing personnel with a corresponding decrease in travel and other costs. As a percentage of revenue, sales and marketing expenses decreased to 63.4% in the three months ended September 30, 2002, from 82.8% in the same period in 2001.

         Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product testing and benchmarking, management and quality assurance personnel, subcontractor costs and related corporate overhead costs. Our research and development expenses decreased $1.7 million, or 70.7%, to $713,000 in the three months ended September 30, 2002, from $2.4 million for the same period in 2001. The overall decrease was primarily due to the cost reductions associated with the October Restructuring and 2002 Restructuring. The cost reductions included a decrease in research and development personnel and other costs. As a percentage of revenue, research and development expenses decreased to 57.2% in the three months ended September 30, 2002 compared to 110.2% in the same period in 2001.

         General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance and accounting, facilities, human resources and information systems personnel, and related corporate overhead costs. It also consists of non-cash stock compensation expense and provision for bad debt. Our general and administrative expenses decreased $2.1 million, or 65.3%, to $1.1 million in the three months ended September 30, 2002, from $3.2 million in the same period in 2001. In the three months ended September 30, 2001, we increased the allowance for non-recourse loans in the amount of approximately $390,000 due to the decline in our stock price at September 30, 2001 and the impact such decline had on the stock pledged as collateral on the loans. The charge in the three months ended September 30, 2002 was $2,100. In addition, in the three months ended September 30, 2001 there was an $800,000 charge to our provision for bad debt due to market conditions in the telecommunications industry and certain customers significantly reducing or liquidating their operations in 2001. The charge to bad debt in the three months ended September 30, 2002 was approximately $60,000. The decrease in general and administrative expenses is also attributed to the decease in administrative personnel and administrative charges associated with the October Restructuring and the 2002 Restructuring. As a percentage of revenue, general and administrative expenses decreased to 87.8% in the three months ended September 30, 2002 from 142.8% in the same period in 2001.

         Amortization of Goodwill and Other Intangibles. Amortization expense decreased $3.7 million, or 100%, to $0 in the three months ended September 30, 2002, from $3.7 million for the same period in 2001. Goodwill and other intangibles was considered impaired and written off during 2001. Therefore, no amortization of goodwill and other intangibles was recorded in the three months ended September 30, 2002.

         Impairment of Long Lived Assets. Impairment expenses decreased $23.4 million, or 100%, to $0 in the three months ended September 30, 2002 from $23.4 million in the same period in 2001. Impairment charges consisted of an impairment charge related to goodwill. Due to economic conditions and the Company's past revenue performance, we performed an evaluation of the recoverability of the goodwill under Statement of Financial Accounting Standards
(SFAS) No. 121 over the remaining useful life and determined that the undiscounted future operating cash flows projected was less than the goodwill balance at September 30, 2001. This resulted in a write down in the amount of approximately $23.4 million in the three months ended September 30, 2001.

         Other Income. Other income decreased $405,000, or 90.6%, to $42,000 in the three months ended September 30, 2002, from $447,000 for the same period in 2001. This was primarily attributable to a one-time refund received in 2001 related to our self-funded health insurance policy and a decrease in investment earnings in the three months ended September 30, 2002 due to the decrease in our cash balance and a decrease in interest rates in 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

         Total Revenue. Total revenue, which includes license revenue and professional services and other revenue, decreased $5.6 million, or 51.9%, to $5.2 million in the nine months ended September 30, 2002 from $10.8 million for the same period in 2001. The primary reason for lower revenue is related to fewer license contracts being signed in the nine months ended September 30, 2002 than in the same period in 2001. In addition, the number of contracts being signed in recent quarters has decreased our professional services and other revenue due to fewer ongoing product implementations related to licensing our software products and the corresponding decrease in the need for third-party software fulfillment.

         License Fees. Our license fees are derived from licensing our software products. License fees decreased $1.8 million, or 57.4%, in the nine months ended September 30, 2002 to $1.4 million compared to $3.2 million for the same period in 2001. This decrease was due to fewer license contracts being signed in the nine months ended

September 30, 2002 compared to the same period in 2001. The primary reasons for this reduction include an overall reduction in technology spending, market conditions in the industries in which our customers operate, competition, lengthening of the sales cycle and postponement of customer licensing decisions. License fees constituted 26.2% of total revenue in the nine months ended September 30, 2002, compared to 29.6% in the same period in 2001.

         Professional Services and Other. Our professional services and other consists of revenue from professional consulting services, training, maintenance and support, and third-party software fulfillment, all related to the software products we license. We offer consulting services on a fixed fee basis and on a time and materials basis. We offer third-party software fulfillment based on our acquisition cost plus a reasonable margin. Professional services and other revenue decreased $3.8 million, or 49.6%, in the nine months ended September 30, 2002 to $3.8 million, compared to $7.6 million in the same period in 2001. The decrease was due to less ongoing product implementations, fewer maintenance contracts primarily due to customer insolvency, and less revenue associated with third-party software fulfillment. Professional services and other revenue constituted 73.8% of total revenue in the nine months ended September 30, 2002, compared to 70.4% for the same period in 2001. The increase as a percentage of total revenue is due to a reduction in license revenue in the nine months ended September 30, 2002.

         Total Cost of Revenue. Total cost of revenue decreased $5.8 million, or 72.9%, to $2.2 million in the nine months ended September 30, 2002, from $7.9 million in the same period in 2001. Total cost of revenue includes both cost of license fees and cost of professional services and other. These components include the cost of direct labor, benefits, overhead and materials associated with the fulfillment and delivery of licensed products, amortization expense related to prepaid third-party licenses and related corporate overhead costs to provide professional services to our customers. These costs decreased due to the decrease in total revenue and a decrease in amortization of prepaid third-party license fees. In the nine months ended September 30, 2001 we wrote off $1.2 million of prepaid third party software license costs because certain third party products were no longer integrated with our product. The decrease in costs were also a result of our cost reduction measures taken in the April Restructuring, October Restructuring, and 2002 Restructuring. The cost reductions included a decrease in professional services personnel and other overhead costs. Overall, total cost of revenue as a percentage of total revenue decreased to 41.4% in the nine months ended September 30, 2002, compared to 73.5% in the same period in 2001.

         Cost of License Fees. Cost of license fees includes direct cost of labor, benefits and packaging material for fulfillment and shipment of our software products and amortization expense related to prepaid third-party software licenses. Cost of license fees decreased $1.4 million or 89.3% to $171,000, in the nine months ended September 30, 2002, from $1.6 million in the same period in 2001 due to a decrease in amortization expense related to prepaid third-party licenses. In the nine months ended September 30, 2001 we wrote down $1.2 million of certain prepaid third party software licenses costs because certain third party products were no longer integrated with our product. Cost of license fees decreased to 12.6% of license revenue in 2002, compared to 50.2% in 2001.

         Cost of Professional Services and Other. Cost of professional services and other includes direct cost of labor, benefits, third-party software and related corporate overhead costs to provide professional services and training to our customers. Cost of professional services and other decreased $4.4 million, or 68.7%, to $2.0 million in the nine months ended September 30, 2002, from $6.3 million in the same period in 2001. These costs decreased as a result of our cost reduction measures taken with the April Restructuring, October Restructuring and the 2002 Restructuring. In addition, the revenue related to professional services and other has decreased. Cost of professional services and other decreased to 51.7% of professional services and other revenue in the nine months ended September 30, 2002, compared to 83.3% for the same period in 2001.

         Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales, marketing and partner management personnel, travel and entertainment, trade show and marketing program costs, promotional and related corporate overhead costs. These expenses decreased $5.8 million, or 65.5%, to $3.0 million in the nine months ended September 30, 2002, from $8.8 million for the same period in 2001. The decrease was a result of a decrease in our trade show presence, decrease in sales commissions and bonuses as well as the cost reduction measures taken with the April Restructuring, October Restructuring and the 2002 Restructuring. As a percentage of revenue, sales and marketing expenses decreased to 58.3% in the nine months ended September 30, 2002, from 81.3% for the same period in 2001.

         Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product testing and benchmarking, management and quality assurance personnel, subcontractor costs and related corporate overhead costs. Our research and development expenses decreased $7.8 million, or 71.7%, to $3.1 million in the nine months ended September 30, 2002, from $10.9 million for the same period in 2001. The decrease was a result of the cost reduction measures associated with the April Restructuring, October Restructuring and the 2002 Restructuring. As a percentage of revenue, research and development expenses decreased to 59.7% in 2002 to 101.3% in 2001.

         General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance and accounting, facilities, human resources and information systems personnel, and related corporate overhead costs. It also consists of non-cash stock compensation expense and provision for bad debt. Our general and administrative expenses decreased $8.3 million, or 69.3%, to $3.7 million in the nine months ended September 30, 2002, from $12.0 million in the same period in 2001. The decrease was attributed to the aggregate amount of approximately $4.7 million non-cash charges recorded in the nine months ended September 30, 2001, encompassing: (i) an asset write-down of $1.0 million related to an investment;
(ii) the issuance of warrants to purchase common stock in connection with a legal settlement resulting in a charge of approximately $495,000; (iii) a charge of $1.2 million related to amortization of stock compensation expense due to options issued in 1999 and 2000 with exercise prices below fair market value compared to $22,400 in amortization of stock compensation in the same period in 2002; (iv) an increase in the allowance for non-recourse loans in the amount of approximately $939,000 due to a decline in our stock price at September 30, 2001 and the impact of such declines on the stock pledge as collateral (the charge in the nine months ended September 30, 2002 was a significant decrease to $227,000); and (v) a $1.6 million charge to our provision for bad debt for the nine months ended September 30, 2001 compared to a $64,000 charge for the nine months ended September 30, 2002. The provision in the nine month period in 2001 was due to the market conditions in the telecommunications industry and certain customers significantly reducing or liquidating their operations in 2001. The decrease in general and administrative expenses also was a direct result of the cost reduction measures associated with the April Restructuring, October Restructuring and 2002 Restructuring. As a percentage of revenue, general and administrative expenses decreased to 70.9% in the nine ended September 30, 2002 from 111.0% in the same period in 2001.

         Amortization of Goodwill and Other Intangibles. Amortization expense decreased $11.2 million, or 100%, to $0 in the nine months ended September 30, 2002, from $11.2 million for the same period in 2001. Goodwill and other intangibles were considered impaired and written off during 2001. Therefore no amortization of goodwill and other intangibles was recorded in the nine months ended September 30, 2002.

         Impairment of Long Lived Assets. Impairment charges decreased $27.9 million, or 100%, to $0 in the nine months ended September 30, 2002, from $27.9 million for the same period in 2001. Impairment charges in the nine months ended September 30, 2001 consisted of (i) write-off of employee workforce of $1.5 million; (ii) impairment of property and equipment in the amount of $1.9 million; and (iii) an impairment of goodwill in the amount of $24.5 million. Due to various restructuring activities initiated by us, we performed an evaluation of the recoverability of the employee workforce acquired in the acquisition of Inlogic Software, Inc. under SFAS No. 121. We determined that this asset was impaired and in connection with this determination, we recorded an impairment charge in the nine months ended September 30, 2001 in the amount of approximately $1.5 million. In addition, we determined that certain property, leasehold improvements and equipment, which mainly represented computer equipment and furniture from the Toronto and Atlanta facilities, was impaired. We recorded an impairment charge of approximately $1.9 million during the nine months ended September 30, 2001 representing the difference between the fair value and the carrying value of the assets. We recorded an impairment charge to goodwill in the amount of approximately $1.1 million in March 2001 related to certain gateway products acquired from Inlogic Software, Inc. on December 16, 1999 which we do not plan to promote and license in the future. In addition, due to economic conditions and our past revenue performance, we performed an evaluation of the recoverability of the goodwill under SFAS No. 121 over the remaining useful life and determined that the undiscounted future operating cash flows projected was less than the goodwill balance at September 30, 2001. This resulted in an additional writedown of goodwill in the amount of approximately $23.4 million in the nine months ended September 30, 2001. There was no asset impairment in the nine months ended September 30, 2002.

         Restructuring Charges. Restructuring charges decreased $7.0 million, or 90.4%, to approximately $745,000 in the nine months ended September 30, 2002, from $7.8 million for the same period in 2001. Restructuring charges incurred by us in the nine months ended September 30, 2002 related to the 2002 Restructuring. These charges were related to employee termination benefits. The costs were from the following financial statement captions:

Cost of sales - professional services                $140,000
Research and development                              168,000
Sales and marketing                                   148,000
General and administrative                            289,000
                                                     --------
                                                     $745,000
                                                     ========

         Restructuring charges incurred by us in the nine months ended September 30, 2001 related to the January Restructuring and April Restructuring and were higher than the same period in 2002. In the January Restructuring and April Restructuring more employees were terminated, costs were incurred related to the closing of the Toronto and Atlanta facilities, and there were asset writedowns. In the 2002 Restructuring the costs incurred were related only to employee terminations.

         Other Income. Other income decreased $277,000 or 28.0%, to $712,000 in the nine months ended September 30, 2002 from $989,000 for the same period in 2001. This was primarily attributable to the decrease in investment earnings due to the decrease in interest rates in 2002 compared to 2001, and a decrease in the cash balance at September 30, 2002. In addition, in the nine months ended September 30, 2001 we received a refund related to our self-funded health insurance policy which we did not receive in the same period in 2002. This decrease was offset by the gain on sale of subsidiary of $391,000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $7.0 million for the nine months ended September 30, 2002, compared to $24.0 million for the nine months ended September 30, 2001. The principal use of cash for both periods was to fund our losses from operations.

         Net cash used in financing activities was $135,000 for the nine months ended September 30, 2002 compared to net cash provided by financing activities of $25.1 million for the nine months ended September 30, 2001. In 2002, cash was used in financing activities mainly for transaction costs related to the Asset Purchase and 2002 Private Placement. In 2001, the cash provided by financing activities was primarily related to the net proceeds received from the sale of the Series F preferred stock and warrants to purchase additional shares of Series F preferred stock in June 2001.

         Net cash used in investing activities was $64,000 for the nine months ended September 30, 2002, compared to the $1.9 million for the nine months ended September 30, 2001. The cash used in investing activities for the nine months ended September 30, 2002 was primarily related to capital expenditures of approximately $172,000 offset by net proceeds of $68,000 from the sale of the PartnerCommunity, Inc. and $39,000 in repayments of notes receivable. The cash used in investing activities for the nine months ended September 30, 2001 was primarily related to a non-recourse note receivable issued to our Chairman, President and Chief Executive Officer for approximately $1.2 million and capital expenditures of approximately $768,000.

     We continued to experience operating losses during the nine months ended September 30, 2002 and had an accumulated deficit of $208.1 million at September 30, 2002. Cash and cash equivalents at September 30, 2002 was $6.0 million. The cash used during the nine months ended September 30, 2002 was a significant improvement from prior periods. The January Restructuring, April Restructuring, October Restructuring and 2002 Restructuring resulted in a reduction in operating expense levels, and cash usage requirements in the nine months ended September 30, 2002.

         We intend to continue to manage our use of cash. We believe the cash and cash equivalents at September 30, 2002, together with the assets and additional funding to be provided upon the completion of the Asset Purchase and the 2002 Private Placement as well as anticipated revenue, may be sufficient to fund our operations for the foreseeable future. Although unlikely, there is a possibility that the Asset Purchase and the 2002 Private Placement will not be consummated. If the transactions are not consummated, we believe the cash and cash equivalents at September 30, 2002 may be sufficient to fund our operations through June 30, 2003 and we will be required to further reduce our operations and/or seek additional public or private equity financing or financing from other sources. Although we are precluded from considering other strategic alternatives pending completion or termination of the Asset Purchase, if the transactions are not completed we will need to consider other strategic alternatives. There can be no assurance that additional financing will be available, or that, if available, the financing will be obtainable on terms acceptable to us or that any additional financing would not be substantially dilutive to our existing stockholders. Further, there can be no assurance that any other strategic alternatives will be available, or if available will be on terms acceptable to us or all of our stockholders. Failure to consummate the Asset Purchase and 2002 Private Placement will have a material adverse effect on our ability to meet our financial obligations and to continue to operate as a going concern which may result in filing for bankruptcy protection, winding down of operations and/or liquidation of our assets. Our condensed unaudited consolidated financial statements included elsewhere in this Form 10-Q have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty. See "Risks Associated with Daleen's Business and Operating Results."

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). That statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity will capitalize a cost by increasing the carrying amount of the related long lived asset. Over-time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for the fiscal years beginning after June 15, 2002, with earlier adoption permitted. We believe the adoption of the SFAS No. 143 will not have a significant impact on our financial position and results of operations.

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

         On April 30, 2002, the FASB issued Statement of Financials Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections"("SFAS No. 145"). Through this rescission, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. In addition, SFAS No. 145 requires sale-leaseback accounting treatment for certain lease modifications that have economic effects that are similar to sales-leaseback transactions. SFAS No. 145 also makes several other technical corrections to existing pronouncements that may change accounting practice. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.

         In July 2002, the FASB issued a Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Dismissal Activities" ("SFAS No. 146"). SFAS No. 146 will be effective for disposal activities initiated by us after December 31, 2002. We do not anticipate any exit or dismissal activities at this time and therefore we believe that adoption will not have an impact on our financial statements.

         In October 2002, the Emerging Issues Task Force issued tentative conclusions regarding EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables"("EITF 00-21"). EITF 00-21 relates to accounting for multiple-deliverable arrangements and specifies circumstances under which a revenue arrangement should be separated into different revenue-generating deliverables or "units of accounting" and how the revenue arrangement should be allocated to the different deliverables or units of accounting. EITF 00-21 is tentatively scheduled to be effective for revenue arrangements entered into in fiscal years beginning after December 15, 2002. We are closely monitoring developments in this issue and will complete our assessment of any potential impact on our results of operations upon the issuance of our December 31, 2002 financial statements.

RISKS ASSOCIATED WITH DALEEN'S BUSINESS AND FUTURE OPERATING RESULTS

         Our future operating results may vary substantially from period to period. The price of our common stock will fluctuate in the future, and an investment in our common stock is subject to a variety of risks, including but not limited to the specific risks identified below. In addition to general risk factors, risk factors resulting from our Series F preferred stock are set forth below under the caption "Risks Associated with our Series F preferred stock" beginning on page 38 and risk factors associated with the Asset Purchase and the 2002 Private Placement are set out in detail in the Proxy Statement filed in connection with the proposed transactions. Inevitably, some investors in our securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks in this report.

RISKS ASSOCIATED WITH OUR BUSINESS AND OPERATIONS

OUR INDEPENDENT PUBLIC ACCOUNTANTS HAVE EXPRESSED DOUBTS OVER OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         We incurred net losses of approximately $6.8 million for the nine months ended September 30, 2002. Our cash and cash equivalents at September 30, 2002 was $6.0 million. Cash used in operations for the nine months ended September 30, 2002 was $7.0 million. As a result of our financial condition, the independent auditors' report covering our December 31, 2001 consolidated financial statements and financial statement schedule contains an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raised substantial doubt about our ability to continue as a going concern. We initiated cost reduction measures in the January Restructuring, April Restructuring, October Restructuring and 2002 Restructuring in order to reduce our operating expenses, including workforce reductions, reduction of office space, asset writedowns and consolidation of our North American research and development and professional services resources.

         We believe that our cash and cash equivalents as of September 30, 2002 together with the assets and additional funding resulting from the completion of the Asset Purchase and 2002 Private Placement as well as anticipated revenue may be sufficient to fund our operations for the foreseeable future. The completion of the Asset Purchase and 2002 Private Placement is subject to a number of closing conditions and we cannot be assured that they will be completed and we cannot predict the date on which they will be completed. Although we intend to carefully manage our use of cash and attempt to increase revenues, if we do not complete the Asset Purchase and 2002 Private Placement, we likely will be required to further reduce our operations and/or seek additional public or private equity financing or financing from other sources. We will need to consider other strategic alternatives. There can be no assurance that any other strategic alternatives will be available, or if available, will be on terms acceptable to us or that any additional financing would be substantially dilutive to our existing stockholders. There can be no assurance that any other strategic alternatives will be available, or if available, will be on terms acceptable to us, or all of our stockholders. Failure to consummate the Asset Purchase and 2002 Private Placement will have a material adverse effect on our ability to meet our financial obligations and to continue to operate as a going concern, which may result in filing for bankruptcy protection, winding down of our operations and/or liquidation of our assets. See "Risks Associated with our Series F preferred stock - The holders of our Series F preferred stock have rights that are senior to those of the holders of our common stock in the event of the sale of our Company or in the event of our liquidation, dissolution or winding up" below for a discussion of the terms of the Series F preferred stock applicable in the event of a business combination, liquidation event or issuance of equity securities.

IF WE ARE UNABLE TO CONSUMMATE THE ASSET PURCHASE AND 2002 PRIVATE PLACEMENT, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

         If the Asset Purchase and the 2002 Private Placement are not consummated, our business and, likely, our stock price, will be adversely affected. We currently anticipate that our cash and cash equivalents may be sufficient to fund our operations through June 30, 2003. If we are unable to complete the transactions, we may be unable to continue to operate our business. Costs related to the transactions, such as legal and accounting, must be paid even if the transactions are not completed. In addition, even if we have sufficient funds to continue to operate our business if the transactions are not completed, the current market price of our common stock may decline.

THE TERMS OF THE ASSET PURCHASE AGREEMENT PROHIBIT US FROM CONSIDERING ALTERNATIVE TRANSACTIONS.

         Under the terms of the asset purchase agreement with Abiliti, we, our board of directors, and our representatives are prohibited from (1) soliciting, initiating or encouraging any alternative business combination proposal or (2) participating in, encouraging any discussions or negotiating with, or furnishing information with respect to, any inquiries or the making of any alternative business combination proposals. This prohibition may prevent us from considering or entering into an alternative arrangement that may provide more value to our stockholders than the Asset Purchase and 2002 Private Placement. In the event the transactions are not completed, this prohibition may also delay or prevent us from seeking an alternative arrangement prior to the termination of the asset purchase agreement.

THE NUMBER OF SHARES ISSUED AS CONSIDERATION IN THE ASSET PURCHASE AND IN THE 2002 PRIVATE PLACEMENT WILL NOT BE ADJUSTED, EVEN IF THERE IS AN INCREASE OR DECREASE IN THE PRICE OF THE COMMON STOCK.

         The price of our common stock at the time the Asset Purchase and 2002 Private Placement of the close may vary from its price at the signing date of the transaction agreements and at the date of the special meeting. Therefore, in the transactions, the shares of capital stock that we issue may have a greater or lesser value than the value of the same number of shares on the signing date or the date of the special meeting and could materially increase or decrease the value that we will transfer to the Behrman Funds in the 2002 Private Placement and to Abiliti in the Asset Purchase. Variations in the price of our common stock before the completion of the transactions may result from a number of factors that are beyond our control, including actual or anticipated changes in our business, operations or prospects, market assessments of the likelihood that the transactions will be consummated and the timing thereof, regulatory considerations, general market and economic conditions and other factors.

WE HAVE NOT ACHIEVED PROFITABILITY AND MAY CONTINUE TO INCUR NET LOSSES FOR AT LEAST THE NEXT SEVERAL QUARTERS.

         We incurred net losses of approximately $6.8 million for the nine months ended September 30, 2002. As of September 30, 2002, we had an accumulated deficit of approximately $208.1 million. We have not realized any profit to date and may not achieve profitability in the near future. To achieve profitability, we need to generate significant additional revenue from licensing of our products and related services and support revenues. We have reduced our fixed operating expenses through the cost reduction measures implemented in the January Restructuring, April Restructuring, October Restructuring and 2002 Restructuring, which included workforce reductions, reduction of office space, asset writedowns, and other miscellaneous cost reductions. We consolidated our North American workforce into our Boca Raton, Florida facility and we closed our Toronto, Ontario, Canada and Atlanta, Georgia offices.

         In order to achieve profitability, we may need to further reduce our operations. In addition, even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

         -        competitive pressures;

         - continued low levels of corporate information technology spending;

         - prospective customers delaying their decision to acquire licenses for our products;

         - prospective customers' concerns over their own financial viability and use of cash;

         -        general market and economic conditions;

         - our ability to develop and attain market acceptance of enhancements to the RevChain product applications and any new products and services;

         - the pace of product implementation and the timing of customer acceptance;

         - industry consolidation reducing the number of potential customers;

         - the willingness of potential customers to conduct business with us due to concerns over operating losses and our long term financial viability;

         - changes in our pricing policies or the pricing policies of our competitors; and

         - the mix of sales channels through which our products and services are sold.

The timing of revenue and revenue recognition is difficult to predict. Historically, in any given quarter, most of our revenue has been attributable to a limited number of relatively large contracts and we expect this to continue. Further, the sales cycle associated with the purchase of our products is lengthy, and the time between the initial proposal to a perspective customer and the signing of a license agreement can be as long as one year. As a result, our quarterly results of operations are difficult to predict and the deferral of even a small number of contract bookings or delays associated with delivery of products in a particular quarter could significantly reduce our revenue and increase our net loss which would hurt our quarterly financial performance. As a result of a reduced number of new contracts, our revenue for the three months ended September 30, 2002 and previous quarters was derived primarily from our existing customers that signed contracts in prior periods. In addition, a substantial portion of our costs are relatively fixed and based upon anticipated revenue. A failure to book an expected order in a given quarter would not be offset by a corresponding reduction in costs and could adversely affect our operating results.

THE LOW PRICE OF OUR COMMON STOCK COULD RESULT IN THE DELISTING OF OUR COMMON STOCK FROM THE NASDAQ SMALLCAP MARKET, WHICH COULD CAUSE OUR COMMON STOCK PRICE TO DECLINE AND MAKE TRADING IN OUR COMMON STOCK MORE DIFFICULT TO INVESTORS.

         Our common stock was transferred to The Nasdaq SmallCap Market effective July 12, 2002, as a result of its delisting from The Nasdaq National Market for failure to maintain a minimum bid price of $1.00 as required by the applicable Nasdaq Marketplace Rule, as well as our failure to maintain the required minimum value of publicly held shares. The Nasdaq SmallCap Market is viewed by most investors as a less desirable and less liquid marketplace than The Nasdaq National Market.

         We must satisfy The Nasdaq SmallCap Market's minimum listing maintenance requirements to maintain our listing on The Nasdaq SmallCap Market. The listing maintenance requirements set forth in Nasdaq's Marketplace Rules include a series of financial tests relating to stockholders' equity, market capitalization, net income, public float, market value of public float, number of market makers and stockholders, and maintaining a minimum closing bid price of $1.00 per share for shares of our common stock. Although we failed to regain compliance by demonstrating a closing bid price of at least $1.00 per share prior to the expiration of the grace period on August 13, 2002, the Nasdaq granted us an additional 180-day extension of the bid price exception, or until February 10, 2003, to regain compliance. If we do not regain compliance by February 10, 2003, our stock may be delisted from The Nasdaq SmallCap Market.

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

IF NASDAQ DETERMINES THAT THE ASSET PURCHASE AND 2002 PRIVATE PLACEMENT CONSTITUTE A "REVERSE MERGER" UNDER THE NASDAQ RULES, THEN WE MAY NOT BE ABLE TO MAINTAIN THE LISTING OF OUR COMMON STOCK ON THE NASDAQ SMALLCAP MARKET.

         Our common stock is currently listed on The Nasdaq SmallCap Market under an exception to the listing requirements that allow us a grace period until February 10, 2003, during which time we may be able to remain listed and within which period we must regain compliance with the $1.00 bid price requirement. On November 5, 2002, the staff of The Nasdaq Stock Market notified us that it believes the Asset Purchase and 2002 Private Placement together constitute a "reverse merger" as set forth in Nasdaq Marketplace Rule 4330(f) and that the Nasdaq Listing Qualifications Panel will consider the reverse merger issue in considering whether to modify or terminate the terms of the exception and it offered us an opportunity to respond to its analysis of the transactions. We intend to submit a written response addressing the issues raised by the Nasdaq staff. If the Nasdaq qualification personnel makes a determination that the consummation of the transactions will constitute a reverse merger, to remain listed we will be required to file an application for listing and will be required to meet the initial listing requirements for inclusion on The Nasdaq SmallCap Market rather than the continued listing requirements. The initial listing requirements are more stringent than the continued listing requirements and it is likely that we will not satisfy these requirements. There can be no assurances that we will be successful in maintaining our listing on The Nasdaq SmallCap Market. If we are not successful, our common stock will be quoted on the OTC Bulletin Board Service, which is generally considered a less liquid market.

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

WE DEPEND IN PART ON STRATEGIC BUSINESS ALLIANCES WITH THIRD PARTIES, INCLUDING SOFTWARE FIRMS, CONSULTING FIRMS, SYSTEMS INTEGRATION FIRMS, AND OEM PARTNERS, TO SELL AND IMPLEMENT OUR PRODUCTS, AND ANY FAILURE TO DEVELOP OR MAINTAIN THESE ALLIANCES COULD HURT OUR FUTURE GROWTH IN REVENUE AND OUR GOALS FOR ACHIEVING PROFITABILITY.

         Third parties such as operation support system providers, software application companies, consulting firms, systems integration firms, and OEM Partners help us with marketing, sales, implementation and support of our products. Our success depends in part, on our ability to maintain our relationships with these firms, develop additional similar relationships and generate new business opportunities through joint marketing and sales efforts. We may encounter difficulties in forging and maintaining long-term relationships with these firms for a variety of reasons. These firms may discontinue their relationships with us, they may fail to devote sufficient resources to adequately market our products, they may refocus their efforts to other markets, they may fail to implement and support our products, they may develop relationships with our competitors, or they may fail to honor the terms of our agreements or make payments when due. Many of these firms also work with competing software companies, and our success will depend on their willingness and ability to devote sufficient resources and efforts to marketing our products versus the products of others. In addition, these firms may delay the product implementation or negatively affect our customer relationships. Our agreements with these firms typically are in the form of a non-exclusive referral fee or license and package discount arrangement that may be terminated by either party without cause or penalty and with limited notice.

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

         The revenue growth and profitability of our business depends significantly on the overall demand for software products and services that manage the revenue chain as it has been defined, particularly in the product and service segments in which we compete. Softening demand for these products and services caused by worsening economic conditions may result in decreased revenues or earning levels or growth rates. Recently, economies have weakened worldwide. This has resulted in companies delaying or reducing expenditures, including expenditures for information technology. Highly publicized bankruptcies such as those at Global Crossing, Kmart, Enron and WorldCom have caused further tightening of the credit and equity markets overall. Telecommunication providers are among the most affected by these changes. The credit and equity situation has caused many of the telecommunication providers to significantly cut back capital spending on information technology. This reduction in capital spending has had and may continue to have an adverse impact on us.

         In addition, our current customers' ability to generate revenues or otherwise obtain capital could adversely impact on their ability to purchase additional products or renew maintenance and support agreements with us. If they go out of business there will be no future licenses or services to support revenue. The lack of funding available in our customers' markets, the recent economic downturn in the technology market and customers shutting down operations, combining or declaring bankruptcy may cause our accounts receivable to continue to increase. There is no assurance we will be able to collect all of our outstanding receivables and that our costs associated with collection will not increase.

THE PRICE OF OUR COMMON STOCK HAS BEEN, AND WILL CONTINUE TO BE VOLATILE, WHICH INCREASES THE RISK OF AN INVESTMENT IN OUR COMMON STOCK.

         The trading price of our common stock has fluctuated in the past and will fluctuate in the future. This future fluctuation could be a result of a number of factors, many of which are outside our control. Some of these factors include:

                  - the response of the market to the announcement of the pending asset purchase and private placement;

                  - quarter-to-quarter variations in our operating results;

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

WE ARE THE TARGET OF SECURITIES CLASS ACTION LITIGATION AND THE VOLATILITY OF OUR STOCK PRICE MAY LEAD TO ADDITIONAL LEGAL PROCEEDINGS BEING BROUGHT AGAINST US WHICH COULD RESULT IN SUBSTANTIAL COSTS AND DIVERT MANAGEMENT ATTENTION AND RESOURCES.

         In December 2001, a class action complaint was filed and is pending in the United States District Court for the Southern District of New York against us and certain of the underwriters of our initial public offering. The complaint alleges that the defendants failed to disclose "excessive commissions" paid to the underwriters in exchange for allocating shares to preferred customers, that the underwriters had agreements with preferred customers tying the allocation of shares to the preferred customers' agreements to make additional aftermarket purchases at pre-determined prices. The complaint alleges that the failure to disclose these alleged arrangements made our prospectus materially false and misleading. Plaintiffs seek unspecified damages and other relief. We believe we are entitled to indemnification by the underwriters under the terms of the underwriting agreements. We have notified the underwriters of the action and discussions related to a possible global indemnification agreement are on-going, but the underwriters have not yet agreed to indemnify us. Further, the Company's lead underwriter, BancBoston Robertson Stephens Inc., has ceased doing business. No assurances can be given that indemnification will be available. A motion to dismiss was filed but no ruling has yet been made on the Motion. We are also currently reviewing and considering the terms of a proposed settlement agreement involving the plaintiffs, the insurance companies and the issuers. These discussions are in the initial stages and there is no guarantee that a settlement with the plaintiffs will be finalized. In the event settlement discussions are unsuccessful, we intend to defend vigorously against the plaintiffs' claims. Such defense may result in substantial costs and divert management attention and resources, which may seriously harm our business.

         In addition, in the past, other types of securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. While we are not aware of any other complaints being filed against us, and we do not know of any facts and circumstances that could give rise to a valid course of action, any other securities litigation may also result in substantial costs and divert management's attention and resources, which may seriously harm our business.

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

         Our strategy includes expansion into international markets through a combination of direct sales efforts and strategic relationships. In addition to risks generally associated with international operations, our future international operations might not succeed for a number of reasons, including:

                  - dependence on sales efforts of third-party distributors and systems integrators;

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

LOSS OF OUR SENIOR MANAGEMENT PERSONNEL OR OUR HIGHLY SKILLED EMPLOYEES OR THE FAILURE TO MOTIVATE THEM WOULD LIKELY HURT OUR BUSINESS.

         Our future success depends to a significant extent on the continued services of our senior management and other key personnel. If we lost the services of our key employees and we were unable to hire suitable replacements, it would likely hurt our business. We have employment and non-compete agreements with our executive officers. However, these agreements do not obligate them to continue working for us. Our success also depends in large part on our ability to motivate and retain highly skilled information technology professionals, software programmers, and sales and marketing professionals. Our restructurings and cost reductions may create uncertainties that could effect motivation and our ability to retain our employees. While qualified personnel in these fields may be readily employable, turnover of such personnel could create a lack of continuity that could prevent us from managing and competing for existing and future projects or to compete for new customer contracts.

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

IN THE EVENT WE ACQUIRE THIRD PARTIES OR THIRDPARTY TECHNOLOGIES, SUCH ACQUISITIONS COULD RESULT IN DISRUPTIONS TO OUR BUSINESS AND DIVERSION OF MANAGEMENT, AND COULD REQUIRE THAT WE ENGAGE IN FINANCING TRANSACTIONS THAT COULD HURT OUR FINANCIAL PERFORMANCE.

         In addition to the Asset Purchase and 2002 Placement, we may in the future make acquisitions of companies, products or technologies, or enter into strategic relationship agreements that require substantial up-front investments. We will be required to assimilate the acquired businesses and may be unable to maintain uniform standards, controls, procedures and policies if we fail to do so effectively. We may have to incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities for any acquisition could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition-related costs and the time and focus required of management to complete such an acquisition.

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

         The holders of the Series F preferred stock will have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding up. The aggregate amount of that senior claim will be at least $110.94 per share of Series F preferred stock (the "Preferential Amount"), or approximately $25.7 million based on the number of shares of Series F preferred stock outstanding at November 1, 2002.

Additionally, unless otherwise agreed by the holders of at least a majority of the outstanding shares of Series F preferred stock, in the event of a "Sale of the Company", we are required to redeem all of the issued and outstanding shares of Series F preferred stock for the Preferential Amount per share. A "Sale of the Company" means: (i) the acquisition by another entity by means of merger or consolidation resulting in the exchange of at least 50% of the outstanding shares of our capital stock for securities issued or other consideration paid by the acquiring entity or any parent subsidiary thereof (except for a merger or consolidation after the consummation of which our stockholders immediately prior to such merger or consolidation own in excess of 50% of the voting securities of the surviving corporation or its parent corporation); or (ii) the sale or other disposition by us of substantially all of our assets (other than a sale or transfer of assets to one or more of our wholly owned subsidiaries). As a result, in the event of a Sale of the Company, the holders of the Series F preferred stock would be entitled to the first approximately $25.7 million of the transaction value based on the number of shares of

Series F preferred stock outstanding on November 1, 2002. Further, upon the completion of the transactions contemplated by the Asset Purchase and 2002 Private Placement, the holders the Series F preferred stock would be entitled to the first approximately $51.3 million of the transaction value.

THE HOLDERS OF OUR SERIES F PREFERRED STOCK HAVE SIGNIFICANT VOTING RIGHTS THAT ARE SENIOR TO THOSE OF THE HOLDERS OF OUR COMMON STOCK.

         The holders of the Series F preferred stock have voting rights entitling them to vote together with the holders of our common stock as a single class and on the basis of 100 votes per share of Series F preferred stock, subject to adjustment for any stock split, stock dividend, reverse stock split, reclassification or consolidation of or on our common stock. As of November 1, 2002, the voting rights of the holders of Series F preferred stock, excluding shares of common stock currently owned by the holders of the Series F preferred stock, would constitute a majority of the entire voting class of common stock, or more than 60%, if the warrant holders exercise their warrants to purchase Series F preferred Stock ("Warrants") and warrants to purchase common stock.

         As discussed below, the holders of the Series F preferred stock have the right to vote together with the holders of our common stock as a single class and on the basis of 100 votes per share of Series F preferred stock. As a result, the holders of the outstanding shares of Series F preferred stock control a majority of the outstanding vote. Additionally, certain of the holders of Series F preferred stock beneficially own a significant number of shares of our outstanding common stock. When combined with the shares of common stock that they beneficially own, the holders of our Series F preferred stock control more than 58% of the vote on any proposal submitted to the holders of our outstanding common stock, or more than 67% of the vote if the holders of the Series F preferred stock exercise their Warrants and warrants to purchase common stock. In the event that we seek stockholder approval of a transaction or action involving the Sale of the Company and/or the liquidation, dissolution or winding down of the Company, or other transaction, including the Asset Purchase and the 2002 Private Placement, the holders of the Series F preferred stock will control a majority of the vote and, as a result, would control or significantly influence the outcome of a proposal with respect to such a transaction or action, whether or not the holders of our common stock support or oppose the proposal.

         On November 1, 2002, we had 22,984,272 shares of common stock outstanding and 231,362 shares of Series F preferred stock issued and outstanding. Additionally, we had outstanding Warrants for the purchase of an aggregate of 109,068 shares of Series F preferred stock.

         Following the conversion of the Series F preferred stock, the holders will be entitled to vote the number of shares of common stock issued upon conversion. As a result, the holders of Series F preferred stock have a significant ability to determine the outcome of matters submitted to our stockholders for a vote, including a vote with respect to the Asset Purchase and 2002 Private Placement or a Sale of the Company and/or liquidation, dissolution or winding down of the Company. Additionally, the holders of the Series F preferred stock are entitled to vote as a separate class on certain matters, including:

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

THE JUNE 2001 SALE OF THE SERIES F PREFERRED STOCK PROVIDED THE INVESTORS WITH SUBSTANTIAL EQUITY OWNERSHIP IN DALEEN AND HAD A SIGNIFICANT DILUTIVE EFFECT ON EXISTING STOCKHOLDERS.

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

         Due to the reset provision of the Series F preferred stock, the conversion price of the Series F preferred stock is $0.9060. Based on the number of shares of Series F preferred stock that were outstanding as of November 1, 2002, if all of the holders of the Series F preferred stock and Warrants exercise the Warrants in full and convert all of the remaining shares of Series F preferred stock and Warrants into shares of common stock, we would issue an aggregate of approximately 41,685,754 additional shares of common stock.

OUR SERIES F PREFERRED STOCK PROVIDES FOR ANTIDILUTION ADJUSTMENTS TO THE SERIES F PREFERRED STOCK CONVERSION PRICE, WHICH COULD RESULT IN A REDUCTION OF THE CONVERSION PRICE.

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

THE SERIES F PREFERRED STOCK IS AUTOMATICALLY CONVERTIBLE ONLY IN LIMITED CIRCUMSTANCES AND, AS A RESULT COULD BE OUTSTANDING INDEFINITELY.

         The Series F preferred stock will convert automatically into common stock only if the closing price of our common stock on The Nasdaq National Market or a national securities exchange is at least $3.3282 per share for ten out of any 20 trading day period. Otherwise, the shares of Series F preferred stock are convertible only at the option of the holder. Further, the Series F preferred stock is not subject to automatic conversion if our common stock is not then listed for trading on The Nasdaq National Market or a national securities exchange. Each Warrant is exercisable for Series F preferred stock in whole or in part at any time during a five-year exercise period at the sole discretion of the Warrant holder and will not be convertible or callable at the election of us. As a result of these provisions and our delisting from The Nasdaq National Market, the Series F preferred stock may remain outstanding indefinitely.

THE SERIES F PREFERRED STOCK HOLDERS ACQUIRED VOTING POWER OF OUR CAPITAL STOCK SUFFICIENT TO ENABLE THE INVESTORS TO CONTROL OR SIGNIFICANTLY INFLUENCE ALL MAJOR CORPORATE DECISIONS.

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

         Following is information on HarbourVest Partners VI-Direct Fund L.P., one of the holders of Series F preferred stock as of November 1, 2002:

                  - HarbourVest Partners VI-Direct Fund L.P. is managed by HarbourVest, which also manages HarbourVest Partners V-Direct Fund L.P.

                  - HarbourVest, through funds it manages, beneficially owns approximately 36.01% of our common stock, based on a Series F preferred stock conversion price of $0.9060 and assuming conversion of all of the outstanding shares of Series F preferred stock and exercise of all HarbourVest funds' Warrants and outstanding warrants to purchase our common stock.

                  - Prior to the conversion of the Series F preferred stock, but assuming exercise of the HarbourVest funds' Warrants and their other warrants, HarbourVest would control approximately 34.70% of the voting power of Daleen, or 27.82% prior to exercising the HarbourVest funds' Warrants and other warrants, based on the voting rights of the Series F preferred stock.

         Following is information on SAIC Venture Capital Corporation, one of the holders of Series F preferred stock as of November 1, 2002:

                  - SAIC Venture Capital Corporation beneficially owns approximately 25.33% of our outstanding common stock, based on a Series F preferred stock conversion price of $0.9060 and assuming conversion of all of the outstanding shares of Series F preferred stock and exercise of SAIC Venture Capital Corporation's Warrants.

                  - Prior to the conversion of the Series F preferred stock, but assuming exercise of its Warrants, SAIC Venture Capital Corporation would control approximately 23.99% of the voting power of Daleen, or 19.53% prior to the exercise of its Warrants, based on the voting rights of the Series F preferred stock.

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

ITEM 4. CONTROLS AND PROCEDURES.

         Within the 90 day period prior to the date of this report, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared. There were no significant changes in our controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

         PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On December 5, 2001, a class action complaint was filed in the United States District Court for the Southern District of New York. On April 22, 2002 an amended complaint was filed by two plaintiffs purportedly on behalf of persons purchasing the Company's common stock between September 20, 1999 and December 6, 2000. The complaint is styled as Angelo Fazari, on behalf of himself and all others similarly situated, vs. Daleen Technologies, Inc., BancBoston Robertson Stephens Inc., Hambrecht & Quist LLC, Salomon Smith Barney Inc., James Daleen, David B. Corey and Richard A. Schell, Index Number 01 CV 10944. The individual defendants, Messrs. Corey, Schell and Daleen, have entered into tolling agreements with the plaintiffs resulting in their dismissal from the case without prejudice. The remaining defendants include us and certain of the underwriters in the Company's initial public offering ("IPO"). More than 300 similar class action lawsuits filed in the Southern District of New York against numerous companies and their underwriters have been consolidated for pretrial purposes before one judge under the caption "In re Initial Public Offering Securities Litigation." A joint Motion to Dismiss was filed by the defendants on July 15, 2002, but no ruling on the motion has been made. The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933 by all named defendants, (ii) Section 15 of the Securities Act of 1933 by the individual defendants and (iii) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the underwriter defendants.

         Specifically, the plaintiffs allege in the complaint that, in connection with our IPO, the defendants failed to disclose "excessive commissions" purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of our common stock in the IPO to the underwriter defendants' preferred customers. Plaintiffs further allege that the underwriter defendants had agreements with preferred customers tying the allocation of shares sold in our IPO to the preferred customers' agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs further allege that the underwriters used their analysts to issue favorable reports about us to further inflate our share price following the IPO. Plaintiffs claim that the defendants knew or should have known of the underwriters actions and that the failure to disclose these alleged arrangements rendered our prospectus included in our registration statement on Form S-1 filed with the SEC in September 1999 materially false and misleading. Plaintiffs seek unspecified damages and other relief.

         We believe we are entitled to indemnification by the underwriters under the terms of the underwriting agreements. We have notified the underwriters of the action, but the underwriters have not yet agreed to indemnify us. We are participating in discussions with the underwriters regarding an agreement by the underwriters to indemnify the issuers. However, our lead underwriter, BancBoston Robertson Stephens Inc., has ceased doing business and there is no assurance it will have the financial wherewithal to provide indemnification. We are also currently reviewing and considering the terms of a proposed settlement agreement involving the plaintiffs, the insurance companies and other issuers that includes a waiver by the insurance companies of any retention amounts under the policies. In that case, there would be no liability to be recorded by us other than legal fees incurred in the initial defense of the action, which are immaterial. Currently, a loss cannot be determined because the lawsuit is in its initial stages and there is no guarantee that either the indemnification agreement or a settlement with the plaintiffs will be finalized. In the event settlement discussions are unsuccessful, we intend to defend vigorously against the plaintiffs' claims.

         General Litigation

         We are involved in a number of other lawsuits and claims incidental on our ordinary course of business. We do not believe the outcome of any of this litigation would have a material adverse impact on our financial position or our results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibit List

EXHIBIT
NUMBER                                          DESCRIPTION
10.1           Amended and Restated Employment Agreement Between Daleen Technologies, Inc. and James R. Daleen dated
               September 20, 2002

10.2           Independent Consultant Agreement with James Daleen, effective upon termination of Employment Agreement dated October 11, 2002

10.3           Amendment to Employment Agreement for Jeanne Prayther dated October 7, 2002

10.4           Amendment to Employment Agreement for David McTarnaghan dated October 7, 2002

10.5+          Asset Purchase Agreement, dated October 7, 2002, by and between Daleen Technologies, Inc., Daleen
               Solutions, Inc. and Abiliti Solutions, Inc. (Incorporated by reference to Exhibit 99.1 to the
               Company's Current Report on Form 8-K (File No. 0-27491) filed on October 11, 2002).

10.6+          Investment Agreement, dated October 7, 2002, by and between Daleen Technologies, Inc. and the investors named therein  (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on
               Form 8-K (File No. 0-27491) filed on October 11, 2002).

10.7+          Registration Rights Agreement, dated October 7, 2002, by and between Daleen Technologies, Inc. and the holders named therein  (Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K (File No. 0-27491) filed on October 11, 2002).

10.8+          Form of Escrow Agreement to be entered into between Daleen Technologies, Inc., Abiliti Solutions,
               Inc. and SunTrust Bank  (Incorporated by reference to Exhibit 99.4 to the Company's Current Report on
               Form 8-K (File No. 0-27491) filed on October 11, 2002).

10.9+          Form of Voting Agreement between Daleen Technologies, Inc. and certain shareholders of Abiliti
               Solutions, Inc. (Incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form
               8-K (File No. 0-27491) filed on October 11, 2002).

          +  Previously filed

         (b) Reports on Form 8-K

         Report on Form 8-K filed July 12, 2002, with respect to Daleen's receipt of The Nasdaq National Market delisting notice and Daleen's common stock being transferred to The Nasdaq SmallCap Market.

         Report on Form 8-K filed July 19, 2002, with respect to Daleen's second quarter financial results.

         Report on Form 8-K filed August 16, 2002, with respect to the granting by The Nasdaq Stock Market of an additional 180 day grace period within which to regain compliance with the minimum $1.00 listing price.

         Report on Form 8-K filed September 11, 2002 with respect to the surrender by James Daleen's partnership of certain shares of common stock held as collateral for a non-recourse promissory note to Daleen on which Mr. Daleen and the partnership had defaulted.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DALEEN TECHNOLOGIES, INC.


Date: November 14, 2002        /s/      JAMES DALEEN
                                  ------------------------
                               JAMES DALEEN
                               Chairman of the Board of Directors,
                               President and Chief Executive Officer
                               (Principal Executive Officer)


Date: November 14, 2002        /s/      JEANNE PRAYTHER
                                  ------------------------
                               JEANNE T. PRAYTHER
                               Chief Financial Officer (Principal Financial
                               Officer and Principal Accounting Officer)

                                 CERTIFICATIONS

I, James Daleen, Chairman of the Board, President and Chief Executive Officer of Daleen Technologies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Daleen Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/  JAMES DALEEN
-----------------
James Daleen
Chairman of the Board, President and Chief Executive Officer

                       CERTIFICATIONS

I, Jeanne Prayther, Chief Financial Officer, and Secretary of Daleen Technologies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Daleen Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/  JEANNE PRAYTHER
--------------------
Jeanne Prayther
Chief Financial Officer and Secretary