Form 10-K
period 2002-12-31
DALEEN TECHNOLOGIES INC
filed 2003-03-28
CIK 1002658

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-27491

DALEEN TECHNOLOGIES, INC.

(Exact name of registrant as specified in Its charter)

Delaware	65-0944514
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

902 Clint Moore Road, Suite 230 Boca Raton, Florida (Address of principal executive offices)	33487 (Zip Code)

Registrant’s telephone number, including area code:

(561) 999-8000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the Registrant: is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

      The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the average of the closing bid and ask quotations for the common stock on March 18, 2003 as reported by The OTC Bulletin Board, was approximately $1,534,182 and was $2,336,518 on June 30, 2002, based upon the closing sale price, as reported by The Nasdaq SmallCap Market.

      As of March 18, 2003, and June 30, 2002 the Registrant had outstanding 45,828,912 and 23,532,081 shares of common stock, respectively.

Documents Incorporated by Reference

      Portions of the Registrant’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

FORWARD-LOOKING STATEMENTS
PART I
PART II
SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA
DALEEN TECHNOLOGIES, INC.
RISKS ASSOCIATED WITH DALEEN’S BUSINESS AND FUTURE OPERATING RESULTS
PART III
PART IV
Exhibit List
SIGNATURES
CERTIFICATION
CERTIFICATION
INDEPENDENT AUDITORS’ REPORT
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
Amendment to Certificate of Incorporation
Amendment to Bylaws
Common Stock Purchase Warrant
Common Stock Purchase Warrant
Supplemental Voting Agreement
Employment Agreement/Gordon Quick
Long-Term Incentive Compensation Plan
Lease Dated May 12, 1998
Settlement and Release Agreement
Settlement and Release Agreement
Subsidiaries
Independent Auditor's Consent
Certification of CEO
Certification of CFO

FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements within the meaning of the Securities Exchange Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief or current expectations, of our business and industry, and the assumptions upon which these statements are based. Words such as “anticipates”, “expects”, “intends”, “will”, “could”, “would”, “should”, “may”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and the negatives thereof and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in response to Item 7 under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

      You should be aware that some of these statements are subject to known and unknown risks, uncertainties and other factors, including those discussed in the section of the Form 10-K under the heading “Risk Factors” that could cause the actual results to differ materially from those suggested by the forward-looking statements.

PART I

Item 1.     Business

Overview

      Daleen Technologies, Inc. (“Daleen” or the “Company”) is a global provider of advanced billing and customer care, event management, and revenue assurance software for traditional and next generation communication service providers and other technology solutions providers. Our solutions leverage the latest open Internet technologies to enable providers to enhance their operational efficiency while driving maximum revenue from their products and services. Our RevChain™ billing and customer management and Simpliciti.net™ event management applications deliver proven interoperability with other legacy billing systems and other downstream operational support systems (OSS) applications, and have a high degree of flexibility and scalability, making the software highly adaptable and ready for the future. RevChain and Simpliciti.net can be purchased as licensed software applications or as part of a turn-key solution through BillingCentral®, our carrier-class outsourcing operation.

      We were incorporated in Delaware in 1999, and were previously incorporated in Illinois and Florida.

      On October 3, 2002 we formed a wholly-owned subsidiary DSI, Inc. and a wholly-owned subsidiary of DSI, Inc., Daleen Solutions, Inc. (“Daleen Solutions”). These entities were formed for the purpose of purchasing the assets and assuming certain liabilities of Abiliti Solutions, Inc. (“Abiliti”) on December 20, 2002.

      In July 2000 we formed a wholly owned subsidiary PartnerCommunity, Inc. (“PartnerCommunity”). On June 24, 2002, we sold all of our common and preferred stock in PartnerCommunity in exchange for net cash proceeds of approximately $69,000, a promissory note for $200,000 payable in 30 months with interest payable annually at a rate of 8% per year, and five year warrants to purchase 1,200,000 shares of PartnerCommunity preferred stock at a price of $0.10 per share.

      In January 2002, we formed a wholly-owned subsidiary, Daleen Australia Pty Limited, a corporation formed under the laws of Australia to conduct our Asia-Pacific operations.

      We became a leading provider of advanced billing software to the emerging competitive telecommunications companies in the United States between 1996 and 2000. Our BillPlex® product was the first true convergent billing software with the capability to rate and bill for a variety of voice, data and Internet services, and consolidate charges onto a single bill. As we grew in size and geography, we added new customer care and management products to enhance our billing applications, and formed alliances with other major telecom technology providers to expand our presence into new geographic regions and vertical markets.

      We launched our current RevChain product platform in February 2001, replacing the BillPlex client-server applications with a family of more powerful web-enabled applications that are built on an open Internet Integration Architecture (IIA™). RevChain was designed to provide the increased throughput and support that convergent service providers need to rate and bill for high volumes of wireline and wireless, voice, data, Internet, and digital media services. The open architecture and modular design facilitates integration with other billing and OSS systems, and streamlines the migration process for customers moving from BillPlex to RevChain.

      The RevChain product family includes:

•	RevChain Commerce — a convergent billing and customer care solution;

•	RevChain Interact — an Internet interface for customer service representatives;

•	RevChain Care — web-based customer account management and self-care with electronic bill presentment and payment (EBPP); and

•	RevChain mCommerce — customer account management and billing via the mobile device.

      Our product portfolio expanded as a result of our acquisition of Abiliti in December 2002, and now includes Simpliciti.net™, an enhanced event management and revenue assurance application developed and previously offered by Abiliti, and a turn-key outsourcing services solution for billing and event management through our BillingCentral® outsource operation. Simpliciti.net provides a dynamic way for communication providers dealing with multiple data feeds, event formats, and service types to capture events from various network elements, validate and enhance individual records online, and distribute data in the appropriate format to downstream systems. It uses a flexible, rules-driven architecture to allow service providers to quickly, efficiently, and cost-effectively support new service types and event data formats without complex programming. The addition of the BillingCentral operation provides us the flexibility to offer our RevChain software on a licensed basis or as an outsourced solution. Staffed by billing and telecommunications experts with an intimate knowledge of our applications, this carrier-class operation has the capacity to provide multiple levels of comprehensive outsourcing services to customers of all sizes. The BillingCentral outsourcing operation also adds a revenue stream to complement our licensed sales and services offerings.

      We also acquired Abiliti’s NetworkStrategies® billing application and RateIT™ rating engine. Although not actively marketed to new customers, we will continue to provide services and support to existing customers.

      We also offer professional services and product support related to all of our products previously sold to our customers.

Available Information

      We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to those reports with the SEC. These filings are available to the public over the internet on the SEC’s website at http://www.sec.gov and are available free of charge on our website at http://www.daleen.com as soon as reasonably practical after such reports are filed with the SEC. You may also read and copy any document we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may call the SEC at 1-800-SEC- 0330 for further information on the operation of the Public Reference Room.

Recent Developments

Acquisition of Abiliti’s Net Assets and Private Placement

      On December 20, 2002, pursuant to an Asset Purchase Agreement dated October 7, 2002 (“Asset Purchase Agreement”), Daleen Solutions consummated its purchase (“Asset Purchase”) of substantially all of the assets and assumption of certain liabilities of Abiliti. As consideration for the Asset Purchase, we issued to Abiliti 11,406,284 shares of our common stock, par value $0.01 per share (“common stock”) 115,681 shares of our Series F convertible preferred stock (“Series F preferred stock”) and warrants to purchase 5,666,069 additional shares of our common stock at an exercise price of $0.906 per share.

      Concurrently with the consummation of the Asset Purchase, pursuant to an Investment Agreement dated October 7, 2002 (“Investment Agreement”), we completed a private placement of 10,992,136 shares of our common stock, 115,681 shares of our Series F preferred stock, warrants to purchase 5,666,069 additional shares of our common stock at an exercise price of $0.906 per share, and warrants to purchase 500,000 additional shares of our common stock at an exercise price of $0.17 per share, for a total consideration of $5.015 million in cash (“2002 Private Placement”). The purchasers in the 2002 Private Placement were Behrman Capital II L.P. and Strategic Entrepreneur Fund II, L.P. (collectively, “the Behrman Funds”), which are affiliated entities and stakeholders of Abiliti. The proceeds of the 2002 Private Placement will be used for working capital and general corporate purposes.

      The acquisition of Abiliti resulted in several significant changes to our business, which we believe will strengthen our business operations going forward. Both companies have extensive billing experience, knowledge of the telecom service provider market, established products and customer bases, and strong product development capabilities, which will allow us to offer more comprehensive solutions to current and prospective customers worldwide. We believe these synergies, combined with an increased scale of operations and greater efficiencies in our business processes, will yield a more effective and streamlined organization.

      As a result of the Abiliti acquisition we have:

•	A more balanced business model;

•	A broader set of competitive product and service offerings; and

•	An increased scale of operations and delivery capabilities.

      Historically we have operated under a licensed software model, deriving revenues primarily from licensed software sales and complementary professional services contracts. Under this model, our revenue was subject to severe quarterly fluctuations, thereby making it more difficult to maintain a balance between revenues and expenses. In contrast, a significant portion of revenues from Abiliti’s business was driven through recurring revenue contracts for the delivery of outsourced billing and event management services, which are billed and recognized on a monthly basis as services are rendered. Our more balanced business model supports our goals of becoming cash flow positive and reaching sustainable profitability. More importantly, the acquisition of Abiliti added a revenue stream component to our business, which provides more stability and greater visibility into future performance.

      Abiliti’s Simpliciti.net and BillingCentral product and service offerings complement our RevChain solutions and enhance our ability to serve the complex billing, event management and revenue assurance needs of a wider cross section of service providers, from mid-sized CLECs, to regional service providers, and Tier 1 carriers in the wholesale and retail markets. Customers may continue to license our RevChain or Simpliciti.net software as stand-alone solutions, or opt to outsource their billing and event management operations to us through Abiliti’s BillingCentral offering. This facility is staffed by experts and equipped to handle customers of all sizes, from smaller service providers to large Tier 1 carriers, giving us immediate access to an established channel for the delivery of our RevChain products.

      The acquisition of Abiliti allows us to leverage the skills, core knowledge and shared insights from personnel in both organizations to add incremental value to the development, delivery and support of all of our expanded product and service offerings. We now have an increased capacity to support ongoing product development, marketing, customer support and delivery for new and existing customers in the U.S. and international locations, while maintaining our organizational efficiency. Experienced leadership from both organizations share a common strategy to build a stronger, more capable and competitive billing and OSS company.

      Effective upon the consummation of the Asset Purchase and 2002 Private Placement, Gordon Quick, the President and Chief Executive Officer of Abiliti, was appointed President and Chief Executive Officer of Daleen. Additionally, the following persons were appointed as directors of the Company: John S. McCarthy, Gordon Quick and Dennis Sisco. James Daleen, former Chairman of the Board, President and Chief Executive Officer of Daleen, continues to serve as Chairman of the Board of Directors following the Asset Purchase and 2002 Private Placement. In addition, the following persons, each of whom served as a director of the Company prior to the transactions, continue to serve as directors following the transactions: Daniel Foreman, Stephen Getsy and Ofer Nemirovsky.

      For further information about the Asset Purchase and 2002 Private Placement, see Part II, Item 5 in this Form 10-K under the heading “Issuance of Common Stock and Series F Preferred Stock in the Asset Purchase and 2002 Private Placement.”

Restructuring Activities

      On May 13, 2002, our Board of Directors approved a plan to further reduce our operating expenses (“2002 Restructuring”). On May 14, 2002, we announced and began to implement the 2002 Restructuring. The 2002 Restructuring included a workforce reduction of 35 employees.

      For additional information on the 2002 Restructuring see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Resignation of Key Executive Officer and Directors

      Effective October 3, 2002, P.J. Hilbert resigned as a director of the Company. Ms. Hilbert had served as a director since October 20, 2000.

      On December 20, 2002, Mr. Daleen resigned his position as President and Chief Executive Officer of the Company. Mr. Daleen was paid cash benefits of $328,900 on December 31, 2002, and an additional amount of $328,900 will be paid in equal cash installments on a monthly basis over a period of 24 months beginning in January 2004. Mr. Daleen continues as the Company’s Chairman of the Board of Directors and provides consulting services to the Company pursuant to a six-month consulting agreement.

      On December 20, 2002, Paul Cataford resigned as a director of the Company. Mr. Cataford had served as a director since August 1998.

Industry Background

      Our core billing, customer management, event management and revenue assurance business continues to be focused on the telecommunications industry. Like other technology-driven industries, rapid growth in the telecom market created a segmentation among industry participants that was based on the types of services offered, and the networks or delivery technology deployed. Far from its regulated origins, the telecom industry became a multi-faceted open market of traditional, independent and competitive local exchange and long distance carriers, competing to offer customers a range of wireline and wireless voice, data, Internet, and other high bandwidth digital services. An explosion of new technologies, combined with unprecedented demand from technology-dependent consumers, fueled the development of these new market segments, each bearing unique requirements.

      As competition for customers grew more intense, service providers began to diversify their product and service offerings, erasing the boundaries that differentiated them. While this allowed them to retain and grow their customer bases, a new problem emerged. More often than not, existing billing and operational support systems were not able to support the new offerings, thus preventing them from achieving their full revenue potential. When the economy stalled, many of these service providers found they faced huge revenue gaps. With no new capital to fund needed operational improvements, they were forced out of the market.

      We believe today’s market is more homogenous, differentiated by business strategy and size more than service offerings. With similar product offerings, it seems that service providers are attempting to differentiate themselves by bundling together and cross-discounting innovative combinations of communications services and providing superior customer care. While reaping the benefits of Internet technologies through increased demand for new services that can be delivered via the web, we see telecommunications companies being challenged to find ways to use the Internet to improve service delivery and overall customer relationship management. As a result of the added pressure to improve profit margins, service providers seem to be taking a more aggressive role in understanding and managing the systems and processes involved in capturing and driving revenue. More than ever, we believe our success is linked to having effective billing and customer management, event management and revenue assurance solutions that make it easier to track and manage customers and revenues, dynamically change and grow service offerings, and automate and streamline operational performance.

Issues Common to Our Targeted Markets

      The rapid market expansion and growth seen in the telecommunications industry in the late 1990’s was severely impacted by a general economic slowdown and constraints on such companies’ ability to raise capital that started in 2001 and continues today. This dramatic change in business conditions caused many technology and communications companies to cease operations, while others took drastic steps to reduce expenses in order to remain competitive. Shifting their focus away from aggressive growth targets and new market penetration, companies are now facing increased pressure to increase revenues from their current customer base while reducing their operating costs.

      To survive the past two years, providers were forced to postpone previously planned technology upgrades and new investments, stretching the capabilities of their back-office systems. In order to introduce new offerings and rate plans, and accept and handle new types and formats of event data, providers have repeatedly added to or modified their legacy systems. These businesses now find themselves maintaining an extremely complex information systems environment consisting of numerous proprietary systems that were often designed to work as stand-alone applications. In addition, many of these systems are based on older technology platforms that are more costly to maintain and have only a limited interoperability with other elements of the information system. They require significant time, resources and effort to modify, making it difficult for service providers to respond quickly and competitively with innovative marketing promotions and new service offerings.

      Mergers and business combinations among service providers have added to the complexity and inefficiency of billing and OSS environments. As companies merge, the surviving entity is often left with multiple disconnected systems supporting different business units, with no common platform to connect one group or system to another, and fewer resources to achieve integration. Because of these challenges, we see providers scrutinizing their technology investments more fiercely than ever before, searching for ways to streamline and improve processes, eliminate redundancies, and drive costs out of their operations. With a renewed focus on profitability, these companies are starting to view technology as a tool to improve their competitive positioning and facilitate long-term survival. Yet unlike technology spending in the past, which was often based on its future potential, every dollar of new technology investment must immediately deliver an equivalent or greater increase in revenues or cost savings.

      Rather than invest in technology upgrades for their existing systems, a growing number of service provider organizations are beginning to look at outsourcing as a cost-effective alternative to running their own billing operations. We believe outsourcing offers a number of economic and performance advantages that can help providers upgrade their billing and OSS infrastructure without costly migrations. In addition to the cost savings from not having to staff, train, and maintain the hardware and resources associated with running a data center, outsourcing can help providers unify their organizations by providing a single technology platform across their enterprise. Providers can significantly decrease their operational costs, while also taking advantage of the latest product technologies and using the experience of billing experts.

      Regardless of their chosen delivery channel, today’s communication providers must have the ability to create and implement new services quickly, manage them efficiently and issue a single invoice for complex service bundles, while providing exceptional service to customers. This requires a more comprehensive solution than traditional billing applications have previously offered. We believe our targeted markets can benefit from a high performance solution that is designed to meet the specific challenges they face in today’s market, including the ability to:

•	Quickly and efficiently support multiple, convergent networks, data sources, and service types;

•	Dynamically create, deploy and update new services and pricing programs;

•	Eliminate process redundancies and revenue leaks;

•	Enhance or extend the value of other enterprise systems; and

•	Maximize efficiency through ease of implementation, system administration, and ongoing operations.

The Daleen Solution

      For more than a decade, we have been developing and delivering software solutions that allow telecom providers to capture and manage the revenue from their product and service offerings. As technologies started to converge, our billing and customer management products led the way, taking advantage of key Internet technologies to offer a single, open platform for billing that could be integrated with other enterprise systems to streamline operational processes and eliminate avoidable redundancies. Our RevChain platform was designed to support traditional and next generation technologies for convergent providers seeking to offer multiple services. RevChain applications are built on an innovative IIA, an advanced computing architecture that leverages the latest industry standards and programming tools for enhanced performance and efficiency. The open design and use of standard technologies, such as HTTP, XML, and J2EE, facilitate integration of our solutions into a provider’s existing infrastructure, and give providers the flexibility to offer new products and services quickly in response to dynamic market conditions.

      Our acquisition of Abiliti further enhances our ability to meet both the revenue growth and efficiency goals of organizations of all sizes. With a commitment to enabling customers to achieve revenue optimization, we designed our products to be easily configured to a service provider’s specific business requirements. One of Abiliti’s products, Simpliciti.net, a highly flexible event management and revenue assurance application, is powered by a dynamic rules-driven architecture that utilizes easy-to-alter business rules to allow service providers to support new services and event data formats, without complex programming. When combined, RevChain and Simpliciti.net have the potential to create a powerful solution that gives providers the tools to better manage the complexities of their back-office and drive more revenue from new and existing customers, networks and partners.

      As a complement to our licensed software, the BillingCentral offering extends our delivery capabilities by giving customers the flexibility to purchase RevChain and Simpliciti.net as a turn-key outsourcing solution. BillingCentral provides a high-value, high performance solution that is delivered by billing and telecom experts in a carrier-class environment.

      Today, we believe our products and comprehensive outsourcing services are better aligned with the business, operational, and economic goals of sub-Tier 1 and Tier 1 providers, including the need to:

•	Retain and grow their customer base by providing and delivering high quality and innovative services;

•	Adapt to changing economic conditions, reduced staffing levels, and constrained budgets;

•	Capture and retain more revenues from each customer and partner;

•	Streamline and improve the efficiency of back-office processes through automation; and

•	Build a common platform to bridge the gap between existing systems, customers and business units.

The Daleen Strategy

      Our focus in 2002 reflected the challenges we faced as a result of weakening conditions in the telecommunications industry and economic and regulatory uncertainty delaying and reducing purchase decisions by industry participants. There were very few new sales opportunities in the U.S.; therefore, our efforts were primarily focused on helping current customers identify areas for improvement in their billing operations, and adding enhancements to our RevChain product line that are intended to allow our customers to continue to drive efficiencies in their organizations. Following the course that was set in 2001, we focused on achieving measured growth through a combination of direct and partner sales, in the U.S. and abroad. This approach supported our financial goal of reducing costs, while leveraging our highly developed product capabilities to gain access into new geographies, markets, and Tier 1 accounts. It also supported customer demand for broader, pre-integrated solutions and allows us to leverage the strength of our product architecture and advanced billing functionalities.

      Our goal is to become a leading global provider of billing and OSS applications in the telecommunications industry through execution of a two-tiered strategy consisting of organic growth and growth through aggregations (mergers, acquisitions or other strategic transactions). We continue to pursue organic growth from our existing customer base and through sales opportunities in our core markets, while concurrently pursuing opportunities to aggregate with synergistic billing and OSS companies.

Organic Growth

      Developing and maintaining long-term customer relationships. We believe that now, more than ever, providers are seeking to develop long-term positive relationships with their vendors. In today’s environment, providers value experience, proven quality, and cost-efficient implementation and operations. With reduced budgets and staffing, they are less likely to risk bringing new vendors into critical projects. This trend can lead to additional product sales and outsourcing opportunities, as well as recurring support and maintenance revenues. We continue to focus on delivering exceptional levels of service that will allow us to build and maintain strong long-term relationships with our customers.

      Aggressively targeting high potential markets. Providers are increasingly under pressure to produce revenue at a faster rate, while holding down or reducing their operational costs. The ability to increase revenue, improve margins, and provide high levels of customer satisfaction is becoming even more crucial for success. Our products are designed to support a broad array of telecom services, including local and long distance voice, data, video, wireless and Internet services, and digital media products, while minimizing implementation and operations expenses. Our primary strategy is to focus on the Integrated Communications Provider (ICP) and wireline carrier market segments, where we believe we have vast experience and strong customer satisfaction. By focusing our organic growth activities on segments in which we enjoy a strong presence and good reputation, we believe we can deliver incremental revenue at attractive margins.

      Expanding the core outsourcing business. The attraction of an outsourced service offering is increasing among providers, as their primary focus shifts from increased revenues to increased profitability. We operate as a billing application service provider (BASP) providing a tailored billing solution for each customer based on our own billing and event management products. We host our own applications in our BillingCentral data center and offer a web-based front end that gives outsourcing customers visibility into, and oversight of, the billing process. This allows our customers to assert the level of control they desire, without the staff or burden of doing the work. Our proven automation tools and “best practices” are intended to provide consistent service quality and cost savings for our outsourcing customers.

      Broadening our revenue base. With the addition of Simpliciti.net and BillingCentral from our acquisition of Abiliti, we expanded our portfolio of products and services. Simpliciti.net, a new event management and revenue assurance application, presents increased revenue potential from our existing base of customers, while also creating new sales opportunities with providers who would rather augment — not replace — their legacy billing systems. The BillingCentral outsourcing offering expands our ability to offer a full spectrum of billing, event management and revenue assurance services in a managed services environment, so that every customer scenario can be supported. These solutions were created with the scalability and flexibility to support all size customers, including the largest Tier 1 service providers — anywhere in the world — thereby creating a larger potential target market.

Growth Through Aggregations

      Generally. We believe the rate of growth that can be achieved through organic growth is restricted by the current economic and financial market conditions within the telecommunications market. We intend to augment our growth through aggregations, transactions where we would combine our resources and customers with other billing and OSS vendors serving the telecom marketplace. Our goal is to increase our customer base and/or product offerings in a manner that will enhance our core business strategies and to further grow our business. Aggregations could be accomplished through mergers, acquisitions or other strategic transactions. If necessary to facilitate our aggregation strategy, we may seek additional capital from current or new investors which may result in the issuance of additional equity securities. Our aggregation strategy has certain risks which appear in Item 7 of this Form 10-K under the heading “Risk Factors” — “there is no assurance that we can effectively implement our aggregation strategy and even if we can, it might not be successful and could be dilutive to our existing stockholders.”

      Acquire Customers. Because of the general economic conditions, we have seen a lower number of potential customer buying decisions. We will seek to increase our number of customers as a part of the aggregation strategy. By expanding our customer base, we plan to diversify the risks related to our concentration of business with particular large customers and narrow market segments. We also plan to cross sell our current products and services to customers we acquire to increase customer depth and loyalty.

      Acquire Products and Technology. The enormous investments that were made in products and technology in the late 1990’s are not feasible due to current market conditions and slower economic growth possibilities. Therefore, we will seek to acquire products and technologies though our aggregation strategy. We seek to build a more complete product and technology offering to complement our current billing and event management products and services.

      Establish Broader Distribution. By increasing the breadth of our products and services, we intend to expand our target market to companies seeking a more comprehensive product and services solutions or companies in other industries. We also believe we can benefit from acquiring distribution channels by taking advantage of expertise in other geographic or market areas.

      Realize Synergies While Increasing Scale. By combining our management and administration resources with those of other companies with whom we aggregate, we expect to realize cost savings while increasing our revenue potential. With each aggregation, we will strive to combine business functions wherever possible to reduce non-revenue generating costs.

Products and Services

      We provide products and services to a variety of service providers. As technology spending has declined in recent years due to adverse economic and financial market conditions, we have experienced an increased shift in our business from the licensing of products to a greater dependence upon the professional and other services we provide.

      The percentage of our total revenues derived from licensing fees and professional and other services for the years ended December 31, 2000, 2001, and 2002, was as follows:

	Year Ended December 31,

	2000	2001	2002

License fees	61.6%	28.7%	22.0%
Professional services and other	38.4	71.3	78.0

	100.0%	100.0%	100.0%

      Further information about our products and services appears below.

Billing and Customer Care

      RevChain Commerce — RevChain Commerce is a powerful billing and customer care (BCC) system designed to allow service providers to handle high volumes of convergent communications services. With the ability to read, rate, and track virtually any type of usage data from any source over any network, it provides the flexibility and support for rating and billing any combination of traditional and next generation wireline and wireless, local and long distance, voice, data, Internet, and digital content services. RevChain’s advanced design and open architecture support rapid service creation and deployment, discounts and pricing structures, and cross-service promotions, and allow providers to configure both simple and complex services with minimal resources and implementation time. RevChain Commerce integrates with legacy billing, Customer Relationship Management (CRM) and other enterprise applications to streamline internal processes and improve data integrity between systems.

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

      RevChain Interact — RevChain Interact is a true web-based client interface that provides direct access to the product catalog and customer database within the RevChain Commerce application. It leverages the power of the Internet to allow Customer Service Representatives (CSRs) to achieve higher levels of efficiency while delivering exceptional service. Using a standard Web browser, RevChain Interact offers CSRs a centralized view into the customer account and provides the functionality needed to manage customer accounts including customer management activities, balance management, provisioning of products and services, dispute processing, and collections. The look, feel and familiar web navigation techniques of our product make it easy to use with minimal training. There is no client software to install, so providers can deploy new CSRs quickly. With extensive scaling capabilities for large operations, RevChain Interact enhances operating efficiency by reducing the database connections, server load, hardware and software requirements, and minimizing the network bandwidth necessary to run the system.

      RevChain Care — RevChain Care is an intuitive software product that allows service providers to offer convenient customer self-care and EBPP over the Internet. RevChain Care provides 24-hour access to accurate, up-to-date information so customers can view their current and historical billing and usage data, update personal account information, make payments, and initiate disputes online at their convenience. This application can be customized with minimal effort to extend a service provider’s brand and enhance other marketing efforts. RevChain Care is pre-integrated with our entire suite of products and designed for seamless integration with CRM and other revenue-enhancing operation support systems.

      RevChain mCommerce — RevChain mCommerce extends billing, customer management and commerce capabilities to customers over Web-accessible devices. Used in conjunction with RevChain Commerce, this application allows customers to view their account balances, modify personal information, and make payments via a mobile device over secure connections.

Event Management and Revenue Assurance

      Simpliciti.net — Simpliciti.net, recently acquired from Abiliti, is a flexible event management solution that provides a centralized audit and control point for managing network events across an enterprise. Powered by a highly-configurable, rules-driven architecture, Simpliciti.net has the ability to accept an unlimited number of record types from a variety of sources, identify erred events early in the process, validate and enhance records online, and distribute them to multiple downstream systems. Simpliciti.net’s dynamic nature allows providers to quickly and efficiently support new services and event data formats without complex programming. By giving providers a comprehensive, enterprise-wide view of the data flowing through their network, Simpliciti.net is designed to improve revenue assurance and allow providers to make strategic business decisions that will enable them to rapidly respond to changing market conditions.

Outsourced Solutions

      BillingCentral — BillingCentral, recently acquired from Abiliti, is a comprehensive outsourcing solution that offers the power of our latest RevChain and Simpliciti.net software in a proven, carrier-class data center that is staffed by billing and telecommunications experts. It provides a high-value, cost-effective alternative to licensing that allows providers to take advantage of advanced billing and event management products without a significant up-front investment in resources, hardware, training, or other costs associated with running a billing operation. Through a standard Internet browser, our products allow customers to have complete visibility into, and full control of, the billing process. BillingCentral services are designed to be scalable across a large number of customers through the use of our proprietary automation tools and a secure Internet site.

      Through BillingCentral, we operate as a BASP providing a tailored billing solution for each customer that is comprised of our own billing and event management products and hosted in our own data center. Customers are serviced by dedicated equipment and provided with tailored solutions that include interfaces to third-party applications, special access arrangements and other customized services. Because of the turn-key nature of our offering, our BillingCentral customers are able to deal with us as a single source for application software, hosting, billing operations, customization, and support.

Additional products supported

      The following solutions were recently acquired from Abiliti. Although not actively marketed to new customers, we will continue to provide enhanced services and full support to existing customers.

      Rate IT — Rate IT is a stand-alone rating product that adds functionality to existing billing systems, allowing service providers to meet their current billing requirements, while avoiding the cost, time and complexity involved in fully replacing a legacy billing system.

      NetworkStrategies — NetworkStrategies is a stand-alone billing application designed with high levels of flexibility and scalability to support the complex billing requirements of telecom service providers.

Professional Consulting Services, Maintenance and Technical Support

      We offer a wide array of consulting, maintenance, and technical support options designed to provide customers with superior services and support, while also giving them the tools and knowledge they need to independently run their day-to-day operations. We provide the following services:

      BillingCentral Services. We provide end-to-end support of the BillingCentral product, including back-office support, event collection and processing, data center facilities, revenue assurance, reports, analysis and reconciliation, invoice generation and delivery to the print vendor.

      Professional Consulting Services. A variety of professional consulting services are available to assist customers in the implementation, modification, enhancement, and customization of our products. We generally provide these services to our customers via clearly-defined services agreements. Through a discovery process, we work with customers to fully understand the customer’s business and technical needs, ultimately resulting in the development of business models and processes that utilize our products to increase their market potential and/or lower their operating costs.

      Maintenance. We have comprehensive maintenance and support programs that provide both site license and BillingCentral customers with timely, high-quality maintenance and support services for our products. These services are generally provided via annual maintenance agreements with customers. A maintenance agreement entitles a customer to multiple levels of technical support for prompt and professional response to issues during and after normal business hours.

      Operational Environment Tuning and Performance Level Service. We provide technical and product configuration support for operational issues and testing environment support. The support center maintains a close working relationship with customers, making available all maintenance releases and assisting in planning and scheduling the implementation of each release. An additional service, which involves an on-site performance tune up to optimize the billing operations environment, is also available to existing customers.

Third-party Software Fulfillment

      When customers require it, we facilitate the delivery of a complete solution by offering third-party software products that enable customers’ applications. These include platform products, such as the Windows NT® and UNIX® operating systems running from an Oracle® database. Our RevChain applications are enabled through BEA’s WebLogic product. We also provide complementary products that integrate with all of our applications, such as GeoStanTM Address Validation Software from Sagent; Doc1 from Group 1 for invoice rendering; and tools that support development and reporting, such as Crystal Decisions’ Crystal Reports.

Training

      We offer comprehensive training for all current products, using a variety of media to provide customers with the skills they need to most effectively use our software. Our curriculum includes a comprehensive train-the-trainer program via the Internet to prepare customers’ trainers who support CSRs, billing administrators and billing operators. For customers who are more comfortable with traditional instructor-led sessions, we offer a full suite of technical and end-user training programs. A learning consultant is assigned to each customer to tailor the training of a customer’s staff during the life cycle of the project.

Technology

      Our products take advantage of the most advanced technologies to deliver maximum return on providers’ technology investment. Our RevChain applications are built on a unique open IIA that uses standard Internet technologies, including HTTP, XML and universal J2EE support to deliver flexibility and performance in supporting traditional and next generation services. We built this architecture with extensive scalability and flexibility to ensure that our customers continue to distinguish themselves among competitors and thrive in an economy that demands operational efficiency. The IIA framework means fewer manual steps, fewer hours correcting errors, and reduced costs.

      IIA is more than a framework for seamless integration between our RevChain applications. Through its interoperability with CRM applications and legacy billing and enterprise systems, it can enhance the performance of other operational systems and extend the value of a provider’s investment in legacy systems.

      Products acquired from Abiliti, were built exclusively on Microsoft’s Windows 2000 and SQL Server 2000 platforms, creating a highly optimized, and more easily supported code base built around a specific operating system, and taking advantage of the functionality built into the Microsoft platforms.

      Our development activities are currently focused on completing integration activities between the RevChain products and Simpliciti.net. This will allow us to offer a more comprehensive solution for event processing, rating, billing and revenue assurance. We are also integrating the RevChain products into BillingCentral, giving us the capability to provide outsourced billing services for current and potential customers.

Customers

      Our customers consist mainly of local and inter-exchange carriers, Internet service providers, other data services providers, broadband service providers, ICPs, and wholesale network carriers. We have customers located in the United States, Canada, Latin America/Caribbean, Asia-Pacific region and Europe, including such companies as AAPT Limited, Allegiance Telecom, Inc., SBC Long Distance, Integra Telecom, and Cbeyond Communications. In addition, we have original equipment manufacturers (OEM)/Reseller relationships with i2 Technologies, Inc., and Telcordia Technologies, Inc. For the year ended December 31, 2002, Integra Telecom accounted for 14% of our total revenue. We anticipate in future periods that we will be dependent upon a limited number of customers for a significant portion of our revenue, including certain new customers attributable to our acquisition of Abiliti. See “Risk Factors — our business relies in part on a limited number of customers and unfavorable developments in relation to a major customer may adversely affect our revenues, operating results and cash flows.”

Sales and Marketing

      Sales. Our sales strategy mainly consists of a direct selling approach supplemented by strategic alliances to achieve greater reach into geographic and vertical markets and targeted customer segments. Through the efforts of our internal direct sales team, we develop and manage relationships with providers and network operators, using a consultative problem-solving sales process. We work closely with these customers to define and determine how their needs can be fulfilled with our products and services.

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

      Due to the sophisticated nature of our products and services, the duration of a sales cycle can typically range anywhere from one to two months to one year or longer.

      Marketing. Our marketing organization is focused on building corporate brand awareness and establishing a competitive position for our software products and services among our target customers. Our marketing programs include a combination of electronic and print campaigns to establish awareness of our products and services, as well as coordinated efforts to manage ongoing public and media relations, plan and manage events, support our strategic partner alliances, and maintain relationships with industry analysts. We participate in targeted industry events that showcase new technologies and solutions, and utilize speaking opportunities and exhibits at trade shows and conferences to demonstrate the value of our solutions in meeting customer needs.

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

      Our alliance program is based on three types of contractual relationships:

•	strategic OEM/reseller partners;

•	system integration and delivery partners; and

•	technology partners.

      Strategic OEM/Reseller Partners. Our strategic OEM/reseller partners license and resell our solutions. Our applications add value to our partners’ products, including OSS, legacy systems, and other Internet-based products. Our strategic OEM/reseller partners include Telcordia Technologies, Inc., Scientific Applications International Corporation (SAIC), Danet, Inc., EYT, Inc. (formerly Ernst and Young Technologies), and i2 Technologies, Inc.

      System Integration and Delivery Partners. We work with recognized systems integrators to provide additional project implementation support when a customer desires a systems integrator or additional resources are needed to complete a project. Other services provided by systems integration and delivery partners include strategic, technological and management consulting. Our system integration and delivery partners include Telcordia Technologies, Inc., SAIC and Danet, Inc. These partners are certified by us and have the ability to implement our solution in combination with those of other industry leaders.

      Technology Partners. We work with leading software, hardware, and network providers that offer products and services that compliment ours. We engage with technology partners on joint sales and marketing efforts, as well as development work and projects to create seamless “best-of-breed” solutions. Our technology partners include: Aether Systems, Cisco Systems, Intec Telecom Systems, Oracle Corporation, BEA Systems, Inc., MetaSolv Software, Inc., Juniper Networks, Extreme Networks, Comptel Corporation, Vertex, Inc., XACCT Technologies and EHPT USA. Our pre-integrated RevChain applications offer our mutual customers flexibility and integration capabilities thus decreasing risk, time-to-implementation, and costs. In addition, we have developed working relationships with platform partners that create and market the hardware, operating systems, and database engines on which our technology runs. They include Microsoft® (network operating system and database engine), Sun Microsystems (operating systems and server hardware) and Oracle (database engine).

Research and Development

      Our product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, incorporating that technology, and maintaining the competitiveness of our product software. We have invested heavily in software development to ensure that we have the product design skills and tools for achieving our market leadership objective. We recognize that our ability to create and extend our products, comes from investing in talented software engineers, quality assurance testers and billing and telecommunications specialists.

      Our research and development expenses totaled approximately $27.2 million for 2000, $12.5 million for 2001, and $4.0 million for 2002. As of March 18, 2003, 52 employees were engaged in research and development activities, 22 located in our corporate headquarters in Boca Raton, Florida and 30 employees, located in St. Louis, Missouri.

Competition

      The markets in which we compete are intensely competitive, highly fragmented, and rapidly changing. Our applications compete on the basis of product functionality, performance, scalability, extensibility, ease of integration and cost of ownership. We are also evaluated on our responsiveness to the needs of customers, specific product features and functionalities, the timeliness of product implementations, quality and reliability of products, pricing strategies, project management capability, financial condition and technical expertise.

      Our main billing and customer management competitors include:

•	Amdocs Limited;

•	Convergys Corporation;

•	Portal Software, Inc.;

•	Saville, a business unit of ADC Telecommunications, Inc., formerly Saville Systems PLC; and

•	CSG Systems International, Inc.

      Our main event management competitors include:

•	Intec Telecom Systems PLC;

•	Narus, Inc.; and

•	Openet.Telecom

      We also compete with the internal information technology departments of large communications companies, who may elect to develop functionality such as those provided by our products in-house rather than buying from outside suppliers.

      We believe that our ability to compete depends in part on the performance of the competition, including the development by others of software that is competitive with our products and services, the price at which others offer competitive software and services, the extent of competitors’ responsiveness to customer needs, and the ability of our competitors to hire, retain and motivate key personnel.

      We anticipate continued growth and competition in our target markets and the entrance of new competitors into the customer management and billing, event management, mediation, and service activation software markets, as well as emerging participants in the overall revenue assurance area. We expect that the market for our products will remain intensely competitive.

Intellectual Property

      We regard significant portions of our software products and related processes as proprietary and rely on a combination of patent, copyright, trademark and trade secret law, contractual provisions and nondisclosure agreements to protect our intellectual property rights. We have been issued patents for our dynamically configurable and extensible rating engine, customizable electronic invoice with options security, and distributed third party commercial information through electronic invoices and tracking the usage of such information. We are currently pursuing five other patent applications pending in the United States. In addition, we have filed a number of trademark applications to protect our trademarks and tradenames.

      When we license our products, we use signed license agreements that limit access to and distribution of our intellectual property and contain confidentiality terms customary in the industry. Generally, we license our products in object code only, a format that does not allow the user to change the software source code. However, some of our license agreements do require us to place the source code for our products into escrow. These agreements generally provide that these licensees would have a limited, non-exclusive right to use the software source code if there is a bankruptcy proceeding by or against us, if we cease to do business without a successor or if we discontinue providing maintenance and support on our products. We generally enter into employment or independent contractor agreements that include nondisclosure obligations with our employees and consultants to ensure and to protect our intellectual property rights.

Employees

      As of March 18, 2003, we had 128 full-time employees, of whom 33 were in product implementation and support, 17 in sales and marketing, 52 in research and product development, and 26 in administration. We have never had a work stoppage and none of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Item 2.     Properties.

      We relocated our headquarters in January 2002. We are now located in a professional office building in Boca Raton, Florida where we lease approximately 31,000 square feet. We occupy these premises under a lease that expires on January 31, 2004.

      We lease two separate spaces with an aggregate of approximately 35,000 square feet located in Chesterfield, Missouri. These spaces house the corporate offices of our subsidiary, Daleen Solutions, and our BillingCentral data center. The lease for the corporate office space expires June 30, 2004 and the data center lease expires August 31, 2004.

      We also lease approximately 8,500 square feet of office space in Atlanta, Georgia. We no longer occupy this facility and the space is currently being subleased to a third party sub-tenant for the duration of the lease term. The Atlanta lease expires on August 31, 2004.

      We also lease approximately 5,400 square foot office space in Toronto, Canada. We no longer occupy this facility and the space is currently being subleased to a third party sub-tenant for the duration of the lease term. The Toronto lease expires February 28, 2004.

      The facilities in Florida and Missouri are suitable and adequate in size for the current needs of the Company, and each of our leases is on commercially reasonable terms.

Item 3.     Legal Proceedings.

Fazari v. Daleen Technologies

      On December 5, 2001, a class action complaint was filed in the United States District Court for the Southern District of New York. On April 22, 2002 an amended complaint was filed by two plaintiffs purportedly on behalf of persons purchasing the Company’s common stock between September 20, 1999 and December 6, 2000. The complaint is styled as Angelo Fazari, on behalf of himself and all others similarly situated, vs. Daleen Technologies, Inc., BancBoston Robertson Stephens Inc., Hambrecht & Quist LLC, Salomon Smith Barney Inc., James Daleen, David B. Corey and Richard A. Schell. The individual defendants, Messrs. Corey, Schell and Daleen, have entered into tolling agreements with the plaintiffs resulting in their dismissal from the case without prejudice. The remaining defendants include us and certain of the underwriters in the Company’s initial public offering (“IPO”). More than 300 similar class action lawsuits filed in the Southern District of New York against numerous companies and their underwriters have been consolidated for pretrial purposes before one judge under the caption “In re Initial Public Offering Securities Litigation.” The joint Motion to Dismiss filed by the defendants was denied as to the underwriters and certain issuers, including Daleen.

      The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933 by all named defendants, (ii) Section 15 of the Securities Act of 1933 by the individual defendants and (iii) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the underwriter defendants.

      Specifically, the plaintiffs allege in the complaint that, in connection with our IPO, the defendants failed to disclose “excessive commissions” purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of our common stock in the IPO to the underwriter defendants’ preferred customers. Plaintiffs further allege that the underwriter defendants had agreements with preferred customers tying the allocation of shares sold in our IPO to the preferred customers’ agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs further allege that the underwriters used their analysts to issue favorable reports about us to further inflate our share price following the IPO. Plaintiffs claim that the defendants knew or should have known of the underwriters actions and that the failure to disclose these alleged arrangements rendered our prospectus included in our registration statement on Form S-1 filed with the SEC in September 1999 materially false and misleading. Plaintiffs seek unspecified damages and other relief.

      We believe that we are entitled to indemnification by the underwriters under the terms of the underwriting agreements. We have notified the underwriters of the action, but the underwriters have not yet agreed to indemnify us. We are participating in discussions with the underwriters regarding an agreement by the underwriters to indemnify the issuers. However, our lead underwriter, BancBoston Robertson Stephens Inc., has ceased doing business and there is no assurance it will have the financial resources to provide indemnification. We are also monitoring the progress of a proposed settlement involving the plaintiffs, the insurance companies and other issuers that includes a waiver by the insurance companies of any retention amounts under the policies. In that case, there would be no liability to be recorded by us other than legal fees incurred in the initial defense of the action, which are immaterial. Currently a loss cannot be determined because the lawsuit is in its initial stages and there is no guarantee that either the indemnification agreement or a settlement with the plaintiffs will be finalized. In the event that the litigation is not dismissed or the settlement discussions are unsuccessful, we intend to defend vigorously against the plaintiffs’ claims.

     Other Matters

      We are involved in a number of other lawsuits and claims incidental to our ordinary course of business. We do not believe the outcome of any of these matters will have a material adverse effect on our financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders.

      We held a special meeting of Daleen stockholders on December 20, 2002. At the special meeting the stockholders of the Company voted on and approved each of the following proposals:

      Proposal One: To approve the Asset Purchase Agreement between the Company and Abiliti and the transactions contemplated thereby, including the issuance by the Company to Abiliti of shares of our common stock, Series F preferred stock and warrants to purchase additional shares of common stock. 32,203,673 shares were voted in favor of this proposal, 43,695 shares were voted against this proposal and 123,226 shares abstained from voting on this proposal.

      Proposal Two: To approve the Investment Agreement between the Company and the Behrman Funds, and the transactions contemplated thereby, including the issuance and sale by the Company in a private placement to the Behrman Funds of shares of common stock, Series F preferred stock and warrants to purchase additional shares of common stock for an aggregate purchase price of approximately $5.015 million and the adoption of a new long term incentive compensation plan. 32,203,673 shares were voted in favor of this proposal, 43,765 shares were voted against this proposal and 124,171 shares abstained from voting on this proposal.

      Proposal Three: To approve an amendment to our certificate of incorporation to (i) increase our authorized shares of Series F preferred stock, and (ii) amend the terms of the Series F preferred stock to provide that the transactions contemplated by the Asset Purchase and 2002 Private Placement will not result in an adjustment to the conversion price of the Series F preferred stock or give rise to redemption rights in favor of the holders of the Series F preferred stock. 32,175,222 shares were voted in favor of this proposal, 66,356 shares were voted against this proposal and 129,286 shares abstained from voting on this proposal.

Executive Officers of the Registrant.

      The names, ages at December 31, 2002, and current positions of our executive officers are listed below in accordance with General Instruction G(3) of Form 10-K and Instruction 3 of Item 401(b) of Regulation S-K. Unless otherwise stated, each executive officer has held their position for at least the last five years. All officers are elected for one year terms or until their respective successors are chosen. There are no family relationships among the executive officers. If there is any agreement or understanding between an officer and any other person pursuant to which the officer was elected, the agreement or understanding is stated below.

      Gordon Quick, 55, has served as President and Chief Executive Officer of Daleen since December 20, 2002. Mr. Quick was appointed to such positions in conjunction with the closing of the Asset Purchase and 2002 Private Placement. Prior to joining Daleen and beginning in August 1999, Mr. Quick served as the president and chief executive officer of Abiliti. Prior to that, Mr. Quick served as the chief operating officer of HighwayMaster Corporation from January 1995 until April 1999.

      Jeanne Prayther, 36, has served as Chief Financial Officer of Daleen since August 2001. She previously served as Daleen’s vice president of finance and accounting from June 2000 until August 2001. Prior to joining Daleen, Ms. Prayther worked at KPMG LLP, a public accounting firm, for 12 years in the assurance practice, most recently in a senior manager position.

      David McTarnaghan, 40, has served as Senior Vice President of Global Sales since joining Daleen in 1998. Mr. McTarnaghan became an executive officer in June 2002. Mr. McTarnaghan has over 16 years of experience in information technology and telecommunications sales most recently serving as general manager at Fujitsu Business Communications Systems from 1991 to 1998.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

      Our common stock was traded on The Nasdaq Stock Market under the symbol “DALN” from October 1, 1999 to July 12, 2002. From July 12, 2002 to December 31, 2002 our common stock was traded on the Nasdaq SmallCap Market under the symbol “DALN.” Prior to October 1, 1999 there was no established market for our common stock. The price per share reflected in the table below represents the range of low and high closing sale prices for our common stock as reported by The Nasdaq Stock Market or the Nasdaq SmallCap Market for the periods indicated:

Quarter Ended	High Price	Low Price

March 31, 2001	$4.19	$0.94
June 30, 2001	$1.57	$0.65
September 30, 2001	$1.10	$0.42
December 31, 2001	$0.57	$0.30
March 31, 2002	$0.45	$0.17
June 30, 2002	$0.24	$0.13
September 30, 2002	$0.17	$0.11
December 31, 2002	$0.25	$0.08

      Effective December 31, 2002, the Company was delisted by The Nasdaq SmallCap Market, and is currently being traded on the OTC Bulletin Board under the symbol “DALN.” The closing sale price of our common stock as reported by the OTC Bulletin Board on March 18, 2003 was $0.08 per share.

      The number of stockholders of record of our common stock as of March 18, 2003, was approximately 230.

      We have never paid cash dividends on our capital stock. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends in the foreseeable future.

Issuance of Common Stock and Series F Preferred Stock in the Asset Purchase and 2002 Private Placement

      On December 20, 2002, pursuant to the Asset Purchase Agreement dated October 7, 2002, Daleen Solutions consummated the Asset Purchase of substantially all of the assets and assumption of certain liabilities of Abiliti. As consideration for the Asset Purchase, we issued to Abiliti 11,406,284 shares of our common stock, 115,681 shares of our Series F preferred stock and warrants to purchase 5,666,069 additional shares of our common stock at an exercise price of $0.906 per share. The warrants may not be exercised prior to June 20, 2003, subject to acceleration in certain circumstances. On December 20, 2002, the shares and warrants issued to Abiliti were transferred to certain creditors of Abiliti, including the Behrman Funds.

      Concurrently with the consummation of the Asset Purchase, on December 20, 2002, pursuant to an Investment Agreement dated October 7, 2002, we completed our 2002 Private Placement of 10,992,136 shares of our common stock, 115,681 shares of our Series F preferred stock, warrants to purchase 5,666,069 additional shares of our common stock at an exercise price of $0.906 per share, and warrants to purchase 500,000 additional shares of our common stock at an exercise price of $0.17 per share, for a total consideration of $5.015 million in cash. The warrants that have an exercise price of $0.906 per share may not be exercised prior to June 20, 2003, and the warrants that have an exercise price of $0.17 per share may not be exercised prior to December 20, 2003, subject in each case to acceleration in certain circumstances. The purchasers in the 2002 Private Placement were the Behrman Funds, which are shareholders and creditors of Abiliti. As of March 18, 2003, the Behrman Funds beneficially own approximately 72.5% of our outstanding common stock assuming the conversion of only their Series F preferred stock and exercise of their warrants to acquire common stock.

      The terms of the Asset Purchase and 2002 Private Placement, including the Asset Purchase Agreement, Investment Agreement and certain other transaction documents are set forth in our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2002, and the exhibits thereto. Our stockholders approved the Asset Purchase and 2002 Private Placement and the related amendments to the certificate of incorporation at the special meeting of stockholders held on December 20, 2002.

      The terms of the Series F preferred stock issued in the Asset Purchase and 2002 Private Placement are identical to the previously outstanding Series F preferred stock. Each share of Series F preferred stock is convertible into 122.4503 shares of our common stock and is entitled to vote with the common stock on all matters submitted to a vote of our common stockholders on the basis of 100 votes per share of Series F preferred stock.

      The offering and sale of the Series F preferred stock and warrants was exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 506 of Regulation D promulgated thereunder.

     Use of Proceeds

      The gross proceeds from the 2002 Private Placement were $5,015,000. We paid our investment advisor $500,000 in cash plus warrants to purchase 250,000 shares of our common stock at an exercise price of $0.17 and we paid Behrman Brothers L.P., a party under common control with the Behrman Funds, a $650,000 fee. These payments were made in connection with the consummation of the Asset Purchase and 2002 Private Placement. We will use the net proceeds for working capital and general corporate purposes.

Terms of Series F preferred stock

      Number of Shares; Purchase Price. Pursuant to the Asset Purchase and 2002 Private Placement, we issued and sold an aggregate of 231,362 shares of Series F preferred stock in addition to the 226,862 shares of Series F preferred stock that were outstanding prior to the closing of the Asset Purchase and 2002 Private Placement. The total number of shares of Series F preferred stock outstanding as of March 18, 2003 is 458,224. There are also warrants outstanding to purchase an aggregate of 109,068 shares of Series F preferred stock (“Series F Warrants”) with an exercise price of $166.41 per share of Series F preferred stock that are exercisable at any time prior to June 7, 2006.

      Conversion Price. Each share of Series F preferred stock is convertible at any time at the option of the holder into shares of our common stock. The number of shares of common stock issuable upon conversion of a single share of Series F preferred stock is determined by dividing the original price per share of the Series F preferred stock, or $110.94, by the conversion price in effect on the date of conversion. The current conversion price of the Series F preferred stock is $0.9060 after giving effect to a one-time reset following our earnings release for the quarter ended June 30, 2001. Based on the current conversion price, each share of Series F preferred stock, including the shares of Series F preferred stock issuable upon exercise of the Series F Warrants, currently are convertible into 122.4503 shares of common stock, or an aggregate of approximately 69,465,072 shares of common stock assuming the conversion into common stock of all of our outstanding Series F preferred stock, and the exercise in full of the Series F Warrants and conversion of the Series F preferred stock issuable upon such exercise. As of March 18, 2003, 21,020 shares of Series F preferred stock have been converted to common stock resulting in the issuance of 2,573,902 shares of common stock.

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

      The Series F preferred stock will automatically convert into common stock at any time after March 30, 2002, if the common stock trades on The Nasdaq Stock Market or a national securities exchange at a price per share of at least $3.3282 for ten trading days within any twenty-day trading period. The Series F preferred stock is not subject to automatic conversion if our common stock is not then listed for trading on The Nasdaq National Market or a national securities exchange.

      Voting Rights. The holders of the Series F preferred stock have voting rights entitling them to vote together with the holders of our common stock as a single class on all matters presented for a vote to the common stockholders. The Series F preferred stock entitles the holders thereof to vote with the common stock on the basis of 100 votes for each share of Series F preferred stock. Additionally, so long as at least 50% of the shares of Series F preferred stock that are ever outstanding at any one time remain outstanding, we are prevented from the following activities unless we first obtain the approval of a majority of the outstanding shares of Series F preferred stock:

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

      Liquidation Preference. In the event of a dissolution, liquidation or winding up of our operations, after payment or provision for payment of debts, but before any distribution to the holders of common stock or any other class or series of our then outstanding capital stock ranking junior to the Series F preferred stock, the holders of the Series F preferred stock then outstanding are entitled to receive a preferential amount of $110.94 per share (the “Preferential Amount”), which is equal to the original purchase price per share; provided however, that (i) if the assets to be distributed to the holders of the Series F preferred stock are insufficient to permit the payment to such holders of the full Preferential Amount, then all of our assets to be distributed will be distributed ratably to the holders of the Series F preferred stock and (ii) if the amount distributable on each share of common stock upon liquidation, dissolution or winding up of our operations (after taking into account all distributions that would be necessary to satisfy the Preferential Amounts due to holders of the Series F preferred stock) is greater than the Preferential Amount payable on the Series F preferred stock, we, in lieu of distributing the Preferential Amount to the holders of Series F preferred stock, shall make a distribution in an amount per share to the holders of Series F preferred stock (on an as-if converted basis) equal to the amount per share distributed to the holders of common stock.

      Redemption Rights; Rights on Sale of the Company. Unless otherwise agreed by the holders of at least a majority of the outstanding shares of Series F preferred stock, voting or consenting as a separate class, in the event of a “Sale of the Company” we are required to redeem all of the issued and outstanding shares of Series F preferred stock for a redemption price equal to the Preferential Amount. A “Sale of the Company” means: (i) the acquisition by another entity by means of merger or consolidation resulting in the exchange of at least 50% of the outstanding shares of our capital stock for securities issued or other consideration paid by the acquiring entity or any parent or subsidiary thereof (except for a merger or consolidation after the consummation of which our stockholders immediately prior to such merger or consolidation own in excess of 50% of the voting securities of the surviving corporation or its parent corporation); or (ii) the sale or other disposition by us of substantially all of our assets (other than a sale or transfer of assets to one or more of our wholly-owned subsidiaries).

      Registration Rights. We filed with the Securities and Exchange Commission a Registration Statement on Form S-3 for the purpose of registering the shares of common stock issuable upon conversion of the Series F preferred stock that covers the Series F preferred stock outstanding prior to the Asset Purchase and the 2002 Private Placement. The Securities and Exchange Commission declared the Registration Statement effective on September 25, 2001. We also granted to the holders of such Series F preferred stock (i) the right to demand that we effect up to three underwritten public offerings of the common stock underlying the Series F preferred stock and Warrants and (ii) “piggyback” registration rights in the event we subsequently file a registration statement for the sale of capital stock. We previously granted “piggyback” registration rights to a number of our other stockholders, including our largest stockholders. As a result, the Registration Statement covers an aggregate of 56,192,841 shares of common stock. The holders of the shares of common stock included in the Registration Statement are not obligated to sell any or all of the shares to be registered. However, it permits the holders of the registered shares, including the shares of common stock issuable upon conversion of the Series F preferred stock, to sell their shares of our common stock in the public market or in private transactions from time to time until all of the shares are sold or the shares otherwise may be transferred without restriction under the securities laws.

      We have also entered into a registration rights agreement with Abiliti, the Behrman Funds and Kaufman Bros., our investment advisor in the Asset Purchase and 2002 Private Placement, pursuant to which we have agreed to file up to three registration statements upon the demand of a majority of, and covering, the following: (i) the common stock issued in the Asset Purchase and 2002 Private Placement; (ii) the common stock issuable upon conversion of the Series F preferred stock issued in the Asset Purchase and 2002 Private Placement; and (iii) the common stock issuable upon exercise of the common stock warrants issued in the Asset Purchase and 2002 Private Placement. In addition, we have granted to the Behrman Funds “piggyback” rights generally entitling them to require that we register their shares of common stock, including the shares issuable upon conversion of the Series F preferred stock and upon exercise of the common stock warrants, when we are registering our equity securities. The piggyback rights apply only to shares of our common stock issued in the 2002 Private Placement and shares issuable upon conversion or exercise of Series F preferred stock and common stock warrants issued in the 2002 Private Placement.

      Certain holders of Series F preferred stock. The holders of the Series F preferred stock issued in the Asset Purchase and 2002 Private Placement include Behrman Capital II L.P. and an affiliated fund, Strategic Entrepreneur Fund II, L.P. Mr. Dennis Sisco, a director of Daleen, is a Partner of Behrman Capital , an investment firm that manages Behrman Capital II, L.P.

Item 6.     Selected Consolidated Financial Data.

      The selected financial data set forth below should be read in conjunction with the consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K. The following selected financial data concerning Daleen for and as of the end of each of the years in the five year period ended December 31, 2002, are derived from the audited consolidated financial statements of Daleen. The selected financial data is qualified in its entirety by the more detailed information and consolidated financial statements, including the notes thereto, included elsewhere in this report. The audited consolidated financial statements of Daleen as of December 31, 2002 and 2001 and for each of the years in the three year period ended December 31, 2002, and the report of KPMG LLP thereon, are included elsewhere in this report.

SELECTED CONDENSED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,

	1998	1999	2000	2001	2002

	(in thousands except per share data)
Revenue:
License fees	$1,879	12,404	26,886	3,565	1,450
Professional services and other	3,352	8,321	16,743	8,867	5,154

Total revenue	5,231	20,725	43,629	12,432	6,604

Cost of revenue:
License fees	3	64	682	1,646	232
Professional services and other	4,239	7,721	13,878	7,302	2,523

Total cost of revenue	4,242	7,785	14,560	8,948	2,755

Gross margin	989	12,940	29,069	3,484	3,849
Operating expenses:
Sales and marketing	2,435	4,342	14,680	10,895	3,738
Research and development	6,653	9,348	27,215	12,502	3,863
Purchased in-process research and development	—	6,347	—	—	104
General and administrative	4,824	8,965	18,210	13,820	5,817
Amortization of goodwill and other intangibles	—	607	15,205	12,014	—
Impairment of long-lived assets	—	—	—	34,604	—
Restructuring charges	—	—	—	11,763	745

Total operating expenses	13,912	29,609	75,310	95,598	14,267

Operating loss	(12,923)	(16,669)	(46,241)	(92,114)	(10,418)
Nonoperating income	754	1,329	2,456	1,125	757

Net loss	(12,169)	(15,340)	(43,785)	(90,989)	(9,661)
Accretion of preferred stock	(65)	(122)	—	—	—
Preferred stock dividends arising from beneficial conversion features	—	—	—	(28,512)	—

Net loss applicable to common stockholders	$(12,234)	(15,462)	(43,785)	(119,501)	(9,661)

Net loss applicable to common stockholders per share — basic and diluted	$(3.78)	(1.06)	(2.02)	(5.47)	(0.40)

Weighted average shares — basic and diluted	3,240	14,548	21,671	21,836	23,919

	December 31,

	1998	1999	2000	2001	2002

Condensed Consolidated Balance Sheet Data:
Cash and cash equivalents	$723	$52,852	$22,268	$13,093	$6,589
Total assets	11,025	133,881	99,462	21,193	18,789
Current portion of long-term debt and obligations under capital leases	—	—	129	—	164
Long-term debt and obligations under capital leases, less current portion	—	—	607	—	26
Stockholders’ (deficit) equity	$(13,897)	119,457	77,501	14,262	13,707

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following should be read in conjunction with the accompanying consolidated financial statements and the related notes thereto included elsewhere herein.

      Overview

      From our founding in 1989 and through 1996, we operated as a software consulting company, performing contract consulting and software development services in a contract placement and staffing business. We sold the contract placement and staffing business to a third party in 1996. Since 1996, we have been a provider of software solutions and have evolved to be a global provider of advanced billing and customer care, event management and revenue assurance software for traditional and next generation communication service providers and other technology solutions providers. As we grew in size and geography, we added new customer care and management products to enhance our billing applications. In addition to our products and applications, we offer professional consulting services, training, maintenance, support and third party software fulfillment, in each case related to the products we develop. We recognized the first material revenue from software license fees in 1998.

Critical Accounting Policies and Estimates

      The discussion and analysis of our financial condition and results of operations included herein are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our allowance for doubtful accounts, investments, goodwill impairment, income taxes, restructuring, long-term service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue Recognition

      Revenue from site license fees is based on the size of the customers’ authorized system, such as number of authorized users and computer processors, revenue billed through the system, or other factors. We receive license fees from our customers upon signing of the license agreement. In some cases we expect to receive additional license fees as our customers grow and add additional subscribers, or increase their revenue billed through the system. We also derive license fee revenue from existing customers who purchase additional products from us to increase the functionality of their current system. We expect to receive recurring license fees from these activities in the future.

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

      We recognize revenue on fixed fee contracts using the percentage of completion method, based on the ratio of total labor hours incurred to date to total estimated labor hours. The percentage of completion method relies on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs can be made. Recognized revenues and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. We recognize revenue related to professional services under a time and materials arrangement as services are performed.

      Revenue related to customer maintenance agreements is deferred and recognized ratably on a straight-line basis over the maintenance period of the agreement. Maintenance is renewable annually and we expect to receive annual maintenance fees from these activities in the future.

      Revenue related to outsourcing services consists of monthly processing fees generated from the provision of billing and event management services to our customers. Revenue is recognized as the related services are rendered and it is billed monthly based on transaction volume processed, percentage of revenue billed on behalf of customers or monthly minimum charges per the contract.

     Accounts Receivable

      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We continuously monitor collections and payments from our customers and the allowance for doubtful accounts is based on historical experience and any specific customer collection issues that we have identified. If the financial condition of our customers were to continue to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Investment in Third Parties

      We have an investment in a technology company having operations in areas within our strategic focus. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions, or poor operating results of underlying investments, could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

     Accounting for Income Taxes

      We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We believe that it is more likely than not that the deferred tax assets will not be realized and therefore we have established a valuation allowance for the entire deferred tax assets, net of deferred tax liabilities. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

      We currently have a net operating loss carryforward for U.S. federal and state income tax purposes in excess of $122.0 million, and are continuing to experience operating losses for tax purposes. In addition, we have net operating loss carryforwards for Canada in the amount of approximately $22 million. Therefore, we currently do not pay any federal income taxes. However, the amount of the net operating loss and credit carryforwards that we may utilize each year may be limited due to changes in stock ownership that have occurred over the past several years and the recent transactions related to the most recent Asset Purchase, the 2002 Private Placement and the sale of Series F preferred stock in June 7, 2001 (“2001 Private Placement”).

     Goodwill

      Prior to the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” goodwill was amortized on a straight-line basis over the expected periods to be benefited, and assessed for recoverability by determining whether the amortization of the unamortized goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows. The estimated cash flows were compared to our goodwill amounts; if the unamortized balance of the goodwill exceeded the estimated cash flows, the excess of the unamortized balance was written off. During the year ended December 31, 2001 we wrote off approximately $31.2 million of unamortized goodwill related to the acquisition of Inlogic Software Inc. (“Inlogic”).

      In 2002, the Company adopted the provisions of SFAS No. 142. Goodwill is no longer amortized but tested for impairment at least annually. At December 31, 2002 the goodwill balance related to the Abiliti Asset purchase.

      At December 31, 2002 we evaluated goodwill for impairment and determined that goodwill was not impaired. In performing this impairment assessment, management made judgments regarding the anticipated future cash flows from the Asset Purchase. Different assumptions in this assessment could have led to a different result, which could have had a material effect on our reported earnings. The conditions that could trigger an impairment write-down in the future include a significant downward trend in our operating results or cash flow, a decrease in demand for our products, a change in the competitive environment and other economic factors.

Results of Operations

      Fiscal 2002 continued to be a challenging time for us as the telecommunications industry continued to weaken. The economic slowdown that began in early 2001 affected us, as it affected many companies in the technology and telecommunications sectors. Despite the challenges, we managed to be a competitor in the marketplace and managed our costs and cash burn to the lowest levels in our history. We focused on achieving growth through our installed base of customers as well as maintaining a combination of a direct sales force and alliance partner sales.

      In addition, in December 2002, we acquired substantially all of the assets and assumed certain liabilities of Abiliti. The acquisition created an increased revenue stream to our business and helped position ourselves to be a long standing competitor in the marketplace. In addition to licensing our software, we will now offer a comprehensive outsourcing solution. BillingCentral, is a carrier-class data center, staffed by billing experts. The recurring revenue from BillingCentral is expected to be significant to our ongoing operations.

      For the year ended December 31, 2002 the results of operations includes ten days of operating results of Daleen Solutions.

In-Process Research and Development

      The acquisition of Abiliti resulted in a charge of $104,000 in the year ended December 31, 2002 related to the write-off of purchased in-process research and development. This in-process research and development related to Abiliti products which were in the early stages of their development at the time of the Asset Purchase. The value assigned to in-process research and development was determined based on management’s estimates of the percentage of completion of the underlying development effort, resulting net cash flows from Abiliti products, and the discounting of such cash flows back to their present value. In aggregate, Abiliti had spent approximately $196,201 in research and development expenditures associated with the in-process technology and had estimated that an additional $748,043 would be spent in order to complete all in-process products. This included coding, testing, benchmarking, documentation and certification.

      In projecting net cash flows resulting from Abiliti products, we estimated revenues, cost of sales, research and development, sales and marketing and general and administrative expenses for each product. Economic rents for the use of other contributory assets were then deducted from the net operating profit. These include charges for workforce (1.5%), working capital (1.0%) and fixed assets (1.3%). Revenue growth was based on management’s estimates of market size and growth, supported by independent market data for the communication software and services industry and the nature and timing of the development of product enhancements and new products by us and our competitors.

      The projected net cash flows for Abiliti products were discounted using a 30.7% weighted average cost of capital (“WACC”). The 30.7% rate was based upon the weighted average cost of equity and long-term debt. The WACC calculation produces the average required rate of return of an investment in an operating enterprise.

      No assurances are given that the underlying assumptions used to estimate projected net cash flows will transpire as estimated. Operating results are subject to uncertain market events and risks which are beyond our control, such as trends in technology, government regulations, market size and growth, and product introductions, delays in product development, changes in operating expenses and gross margins, or other actions by competitors. For these reasons actual results may differ from the projected results.

Restructuring Charges

      In 2001, the Board of Directors approved three cost reduction plans (the “2001 Restructurings”). We recorded $11.4 million in restructuring charges in the year ended December 31, 2001 related to the 2001 Restructurings. These charges included the estimated costs related to workforce reductions, downsizing and closing of facilities, asset writedowns and other costs. The workforce reductions included the termination of approximately 400 employees throughout our Boca Raton, Florida; Atlanta, Georgia; and Toronto, Ontario, Canada facilities, and included employees from substantially all of our employee groups. The downsizing and closing of facilities included the consolidation of our North American workforce into one Boca Raton, Florida office, the closure of our Toronto and Atlanta facilities and rental property lease termination charges of $1.4 million.

      The asset writedowns were primarily related to the disposition of duplicative furniture and equipment and computer equipment from terminated employees, which was not resalable. Other costs included costs incurred that no longer provided a benefit to us such as recruiting fees and relocation costs related to employment offers that were rescinded, penalties for cancellation of a user conference and trade shows, accounting and legal fees, penalties for cancellation of software maintenance contracts in Atlanta and Toronto and other miscellaneous expenses.

      The 2001 Restructurings resulted in significant savings in the amount of approximately $29.0 million in 2002 related to the cost of salaries and benefits for terminated employees.

      On May 13, 2002, our Board of Directors approved the 2002 Restructuring and we announced a plan to further reduce expenses on May 14, 2002. We recorded a $745,000 restructuring charge in the year ended December 31, 2002 related to the 2002 Restructuring. This charge included the estimated costs related to workforce reduction of 35 employees.

Inlogic Acquisition

      In December 1999, we acquired all of the issued and outstanding capital shares of Inlogic. In connection with this acquisition we recorded goodwill in the amount of $55.8 million. Goodwill was being amortized over a four year useful life. Due to changes in economic conditions and our past revenue performance, we assessed the recoverability of goodwill in 2001 by determining whether the amortization of the goodwill over the remaining life could be received through undiscounted future operating cash flow. As a result, we wrote off the remaining balance of goodwill in the year ended December 31, 2001 which amounted to a reduction of goodwill in the amount of approximately $31.2 million. This was mainly due to the estimated shortfall of the cash flows, discounted at a rate commensurate with the associated risks.

Operating Results

      The following table sets forth our results of operations expressed as a percentage of total revenue for the periods indicated. These historical results are not necessarily indicative of results to be expected for any future period.

DALEEN TECHNOLOGIES, INC.

Results of Operations

	Years ended December 31,

	2000	2001	2002

As a Percentage of Total Revenue
Revenue:
License fees	61.6%	28.7%	22.0%
Professional services and other	38.4	71.3	78.0

Total revenue	100.0	100.0	100.0
Cost of revenue:
License fees	1.6	13.2	3.5
Professional services and other	31.8	58.7	38.2

Total cost of revenue	33.4	71.9	41.7

Gross Margin	66.6	28.1	58.3
Operating expenses:
Sales and marketing	33.6	87.6	56.6
Research and development	62.4	100.6	60.1
General and administrative	41.7	111.2	88.1
Amortization of goodwill and other intangibles	34.9	96.6	—
Impairment of long-lived assets	—	278.3	—
Restructuring charges	—	94.6	11.3

Total operating expenses	172.6	768.9	216.1

Operating loss	(106.1)	(740.8)	(157.8)
Nonoperating income	5.6	9.1	11.5

Net loss	(100.5)%	(731.7)%	(146.3)%

     Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Total Revenue. Total revenue, which includes license fees and professional services and other revenue, decreased $5.8 million, or 46.9%, to $6.6 million in 2002 from $12.4 million in 2001. The primary reason for the lower revenue is related to fewer license contracts being signed in the year ended December 31, 2002 as compared to the same period in 2001. In addition, the reduced number of contracts signed in 2002 reduced services revenue in 2002 as a result of fewer product implementations and the need for less third-party software fulfillment.

      License Fees. Our license fees are derived from licensing our software products. License fees decreased $2.1 million, or 59.3% in the year ended December 31, 2002, to $1.5 million, from $3.6 million for the same period in 2001. This decrease was due to fewer license contracts being signed in the year ended December 31, 2002 compared to the same period in 2001. The primary reasons for this reduction include an overall reduction in technology spending, market conditions in the industries in which our customers operate, lengthening of the sales cycle and postponement of customer licensing decisions. License fees constituted 22.0% of total revenue in the year ended December 31, 2002 compared to 28.7% in the same period in 2001.

      Professional Services and Other. Our professional services and other consists of revenue from professional consulting services, training, maintenance and support, and third party software fulfillment all related to the software products we develop. Consulting services are offered on a fixed fee basis and on a time and material basis. Third-party software fulfillment is offered on a “cost plus” basis. In addition, our professional services and other revenue in 2002 includes ten days of operating BillingCentral, our outsourcing solution we acquired from Abiliti on December 20, 2002. Outsourced services are billed and recognized as services are rendered. Professional services and other revenue decreased $3.7 million, or 41.9%, to $5.2 million in the year ended December 31, 2002 from $8.9 million in the same period in 2001. The decrease was due to less ongoing product implementations, fewer maintenance contracts due to customer combinations and insolvency, and less revenue associated with third party software fulfillment offset by the revenue earned by our outsourcing services for ten days in 2002. Professional services and other revenue increased to 78.0% of total revenue in the year ended December 31, 2002 compared to 71.3% in the same period in 2001. The increase as a percentage of total revenue is due to a reduction in license fee revenue in the year ended December 31, 2002.

      Cost of Revenue. Total cost of revenue decreased $6.2 million, or 69.2%, to $2.8 million in the year ended December 31, 2002 from $8.9 million in 2001. Total cost of revenue includes both cost of license fees and cost of professional services and other. These components include the cost of direct labor, benefits, third party fees paid for product referrals, overhead and materials associated with the fulfillment and delivery of the license products, and related corporate overhead costs to provide professional services to customers. In addition, the costs in 2002 include ten days of costs associated with our acquisition of Abiliti. The total costs decreased due to a decrease in total revenue and a decrease in amortization of prepaid third party license fees. In the year ended December 31, 2001, the Company wrote off $1.2 million of prepaid third party software license costs because these products were no longer integrated with our product. The decrease in costs were also the result of our cost reduction measures taken in the 2001 Restructurings and the 2002 Restructuring. Total cost of revenue as a percentage of total revenue decreased to 41.7% in 2002 from 71.9% in 2001.

      Cost of License Fees. Cost of license fees includes direct cost of labor, benefits and packaging material for fulfillment and shipment of our software products, third-party software license payments and related documentation and third-party referral fees associated with customer contracts. Cost of license fees decreased to $232,000, or 85.9%, in the year ended December 31, 2002 from $1.6 million in the same period in 2001. The decrease was due to a decrease in amortization expense related to prepaid third party licenses. In the year ended December 31, 2001 the Company wrote down $1.2 million of certain prepaid third party license costs because these products were no longer integrated with our product.

      Cost of Professional Services and Other. Cost of professional services and other includes direct cost of labor, benefits, third party software and related overhead costs to provide professional services to customers. Cost of professional services and other decreased $4.8 million, or 65.5%, to $2.5 million in the year ended December 31, 2002 from $7.3 million in the same period in 2001. These costs decreased as a result of our cost reduction measures taken with the 2001 Restructurings and the 2002 Restructuring. In addition, the revenue related to the professional services and other has decreased. The decrease in costs were slightly offset by an increase in labor costs for ten days in 2002 related to our acquisition of Abiliti. Cost of professional services and other decreased to 48.9% of professional services and other revenue in 2002 compared to 82.3% in 2001.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, benefits, commissions and bonuses earned by sales, marketing and partner management personnel, travel and entertainment, trade show and marketing program costs, promotional and related corporate overhead costs. These expenses decreased $7.1 million, or 65.7%, to $3.7 million in the year ended December 31, 2002 from $10.9 million in the same period in 2001. The decrease was a result of a decrease in our trade show presence, decrease in sales commissions and bonuses as well as the cost reduction measures taken with the 2001 Restructurings and the 2002 Restructuring. As a percentage of total revenue, these expenses decreased to 56.6% in 2002 from 87.6% in 2001.

      Research and Development. Research and development expenses consist primarily of salaries, benefits and bonuses for software developers, product testing and benchmarking, management and quality assurance personnel, subcontractor costs and related corporate overhead costs. Our research and development expenses decreased $8.5 million, or 68.3%, to $4.0 million in the year ended December 31, 2002 from $12.5 million in the same period in 2001. The overall decrease was a result of the cost reduction measures associated with the 2001 Restructurings and the 2002 Restructuring slightly offset by the increased amount of labor related to our acquisition of Abiliti. As a percentage of total revenue, these expenses decreased to 60.1% in 2002 from 100.6% in 2001.

      General and Administrative. General and administrative expenses consist primarily of salaries, benefits and bonuses for executive, finance and accounting, administrative, facilities, human resources and information systems personnel. It also consists of non-cash stock compensation expense, provision for bad debts and related corporate overhead costs. Our general and administrative expenses decreased $8.0 million, or 57.9%, to $5.8 million in the year ended December 31, 2002 from $13.8 million the same period in 2001. This decrease was attributed to the aggregate amount of approximately $5.3 million non-cash charges recorded in the year ended December 31, 2001, encompassing: (i) an asset write-down of $1.0 million related to an investment; (ii) the issuance of warrants to purchase common stock in connection with legal settlement resulting in a charge of approximately $495,000; (iii) a charge of $1.2 million related to amortization of stock compensation expense due to options issued in 1999 and 2000 with exercise prices below fair market value compared to $22,400 in amortization of stock compensation in the same period in 2002; (iv) an increase in the allowance for non-recourse loans in the amount of approximately $1.2 million due to a decline in our stock price at December 31, 2001 and the impact of such declines on the stock pledged as collateral; and (v) a $1.7 million charge to our provision for bad debt for the year ended December 31, 2001 compared to a $270,000 charge for the same period in 2002. The provision in year 2001 was due to the market conditions in the telecommunications industry and certain customers significantly reducing or liquidating their operations in 2001. The decrease in general and administrative expenses was also a direct result of the cost reduction measures associated with the 2001 Restructurings and the 2002 Restructuring offset by the increased amount of labor and severance costs recorded related to our acquisition of Abiliti. The severance costs amounted to approximately $800,000 and related primarily to the resignation of our chief executive officer and president. As a percentage of total revenue, general and administrative expenses decreased to 88.1% in 2002 from 111.2% in 2001.

      Amortization of Goodwill and Other Intangibles. Amortization expense decreased $12.0 million, or 100%, to $0 in the year ended December 31, 2002, from $12.0 million for the same period in 2001. Goodwill and other intangibles was related to the acquisition of Inlogic and was considered impaired and written off during 2001. No amortization of goodwill and other intangibles was recorded in 2002.

      Impairment of Long-Lived Assets. Impairment charges decreased $34.6 million, or 100%, to $0 in the year ended December 31, 2002, from $34.6 million for the same period in 2001. Impairment charges in the year ended December 31, 2001 consisted of (i) write-off of employee workforce of $1.5 million; (ii) impairment of property and equipment in the amount of $1.9 million; and (iii) an impairment of goodwill of $31.2 million. Due to various restructuring activities initiated by us, we performed an evaluation of the recoverability of the employee workforce acquired in the acquisition of Inlogic under SFAS No. 121 in 2001. We determined that this asset was impaired and in connection with this determination, we recorded an impairment charge in the amount of approximately $1.5 million. In addition, we determined that certain property, leasehold improvements and equipment, which mainly represented computer equipment and furniture from the Toronto and Atlanta facilities, was impaired. We recorded an impairment charge of approximately $1.9 million during the year ended December 31, 2001 representing the difference between the fair value and the carrying value of the assets. We recorded an impairment charge to goodwill in the amount of approximately $1.1 million in March 2001 related to certain gateway products acquired from Inlogic on December 16, 1999 which we do not plan to promote and license in the future. In addition, due to economic conditions and our past revenue performance, we performed an evaluation of the recoverability of the goodwill under SFAS No. 121 over the remaining useful life and determined that the undiscounted future operating cash flows projected was less than the goodwill balance at December 31, 2001. This resulted in an additional writedown of goodwill in the amount of approximately $30.1 million at December 31, 2001. An assessment of the goodwill related to Abiliti was evaluated at December 31, 2002 and no impairment was recorded in accordance with SFAS No. 142.

      Restructuring Charges. Restructuring charges decreased $11.0 million, or 94.6%, to approximately $745,000 in the year ended December 31, 2002, from $11.8 million for the same period in 2001. Restructuring charges incurred by us in the year ended December 31, 2002 related to the 2002 Restructuring. These charges were related to employee termination benefits. The costs were from the following financial statement captions:

Cost of sales — professional services	$140,000
Research and development	168,000
Sales and marketing	148,000
General and administrative	289,000

$745,000

      Restructuring charges incurred by us in the year ended December 31, 2001 related to the 2001 Restructurings. In the 2001 Restructurings, additional employees were terminated, costs were incurred related to the closing of the Toronto and Atlanta facilities, and there were asset writedowns. In the 2002 Restructuring, the costs incurred were related primarily to the terminations of 35 employees.

      Nonoperating Income. Nonoperating income decreased $368,000 or 32.7%, to $757,000 in the year ended December 31, 2002 from $1.1 million for the same period in 2001. This was primarily attributable to the decrease in investment earnings due to the decrease in interest rates in 2002 compared to 2001, and a decrease in cash. In addition, in the year ended December 31, 2001 we received a refund related to our self-funded health insurance policy which we did not receive in 2002 since we were no longer on a self-funded health insurance program. This decrease was offset by the gain on sale of PartnerCommunity of $391,000 recorded in the year ended December 31, 2002.

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

      License Fees. Our license fees are derived from licensing our software products. License fees decreased $23.3 million, or 86.7%, in the year ended December 31, 2001 to $3.6 million, compared to $26.9 million for the same period in 2000. This decrease was due to fewer license contracts being signed in the year ended December 31, 2001 compared to the same period in 2000. The primary reasons for this reduction include an overall reduction in technology spending, market conditions in our industry, the impact of global events, competition, lengthening of the sales cycle and postponement of customer licensing decisions. License fees constituted 28.7% of total revenue in the year ended December 31, 2001, compared to 61.6% in the same period in 2000.

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

      Total Cost of Revenue. Total cost of revenue decreased $5.6 million, or 38.5%, to $8.9 million in the year ended December 31, 2001 from $14.6 million in the same period in 2000. Total cost of revenue includes both cost of license fees and cost of professional services and other. These components include the cost of direct labor, benefits, overhead and materials associated with the fulfillment and delivery of licensed products, and related corporate overhead costs to provide professional services to our customers. These costs decreased due to the decrease in total revenue as well as the result of our cost reduction measures taken in the 2001 Restructurings. The cost reductions included a decrease in professional services personnel and other overhead costs which were reduced when we closed the Atlanta, Georgia office. The Atlanta office primarily operated as a professional services facility. Overall, total cost of revenue as a percentage of total revenue increased to 71.9% in the year ended December 31, 2001, compared to 33.4% in the same period in 2000. This increase resulted from the decrease in total revenue and a $1.2 million write-off of prepaid third-party software license costs because certain third-party products are no longer being integrated with our product.

      Cost of License Fees. Cost of license fees includes direct cost of labor, benefits and packaging material for fulfillment and shipment of our software products and amortization expense related to prepaid third-party software licenses. Cost of license fees increased to $1.6 million, or 13.2%, in the year ended December 31, 2001, from $682,000, or 1.6%, in the same period in 2000 due to the amortization expense related to prepaid third-party licenses, which are being amortized over the term of their respective agreements. In the year ended December 31, 2001, we wrote down $1.2 million of certain prepaid third-party software licenses because they are no longer integrated with our product. These prepaid third-party license agreements did not exist in the same period in 2000. Cost of license fees increased to 46.2% of license revenue in the year ended December 31, 2001, compared to 2.5% for the same period in 2000 due to the decrease in license revenue and write-down of prepaid third-party software licenses.

      Cost of Professional Services and Other. Cost of professional services and other includes direct cost of labor, benefits, third party software and related corporate overhead costs to provide professional services and training to our customers. Cost of professional services and other decreased $6.6 million, or 47.4%, to $7.3 million in the year ended December 31, 2001, from $13.9 million in the same period in 2000. These costs decreased as a result of our cost reduction measures taken with the 2001 Restructurings. In addition, the revenue related to professional services and other has decreased. Cost of professional services and other remained consistent at 82.4% of professional services and other revenue in the year ended December 31, 2001, compared to 82.9% for the same period in 2000.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, benefits, commissions and bonuses for sales, marketing and partner management personnel, travel and entertainment, trade show and marketing program costs, promotional and related corporate overhead costs. These expenses decreased $3.8 million, or 25.8%, to $10.9 million in the year ended December 31, 2001, from $14.7 million for the same period in 2000. The decrease was due to a decrease in sales commissions and the cost reduction measures associated with the 2001 Restructurings, slightly offset by an increased sales presence in The Netherlands. As a percentage of revenue, these expenses increased from 33.6% in the year ended December 31, 2000 to 87.6% for the same period in 2001 mainly due to the decrease in total revenue in the year ended December 31, 2001 compared to the same period in 2000.

      Research and Development. Research and development expenses consist primarily of salaries, benefits and bonuses for software developers, product testing and benchmarking, management and quality assurance personnel, subcontractor costs and related corporate overhead costs. Our research and development expenses decreased $14.7 million, or 54.1%, to $12.5 million in the year ended December 31, 2001, from $27.2 million for the same period in 2000. The overall decrease was primarily due to the cost reduction measures associated with the 2001 Restructurings. The cost reductions included a decrease in research and development personnel and other costs, which were reduced when we closed the Toronto, Ontario, Canada facility. The Toronto facility primarily operated as a research and development facility. As a percentage of revenue, these expenses increased from 62.4% in 2000 to 100.6% in 2001. This was a result of the lower revenue recognized in the year ended December 31, 2001 compared to the same period in 2000.

      General and Administrative. General and administrative expenses consist primarily of salaries, benefits and bonuses for executive, finance and accounting, facilities, human resources and information systems personnel. It also consists of non-cash stock compensation expense and provision for bad debts and related corporate overhead costs. Our general and administrative expenses decreased $4.4 million, or 24.1%, to $13.8 million in the year ended December 31, 2001, from $18.2 million in the same period in 2000. The decrease was due to the net effect of the following increases and decreases. The increases were due to approximately $4.2 million of non-cash charges recorded in the year ended December 31, 2001 encompassing: (i) an asset write-down of $1.0 million related to an investment; (ii) the issuance of warrants in connection with a legal settlement resulting in a charge of approximately $495,000; (iii) an increase in the allowance for a non-recourse loan to an executive officer in the amount of approximately $1,032,000 due to the decline in our stock price at December 31, 2001; and (iv) a $1.7 million charge to our provision for bad debt due to market conditions in the telecommunications industry and certain customers significantly reducing or liquidating their operations. The increases were offset by the decrease in administrative personnel and administrative charges associated with the 2001 Restructurings. As a percentage of revenue, general and administrative expenses increased to 111.2% in the year ended December 31, 2001 from 41.7% in the same period in 2000. This was a result of the lower revenue recognized in 2001 and the non-cash charges described above incurred in the year ended December 31, 2001 compared to the same period in 2000.

      Amortization of Goodwill and Other Intangibles. Goodwill, which related to our acquisition of Inlogic, was being amortized over a four-year period. Amortization expense decreased $3.2 million, or 21.0%, to $12.0 million in the year ended December 31, 2001 from $15.2 million for the same period in 2000. This was primarily due to the amortization expense related to the employee workforce, which was considered impaired and written off in 2001. This resulted in only three months of amortization of the employee workforce being recorded in the year ended December 31, 2001. In addition, goodwill was considered impaired and written off during the year. This resulted in the additional reduction in amortization expense.

      Impairment of Long-Lived Assets. Impairment charges related to long-lived assets in the year ended December 31, 2001 consisted of (i) write-off of employee workforce of $1.5 million; (ii) impairment of property and equipment associated with the 2001 Restructurings in the aggregate amount of $1.9 million; and (iii) an impairment of goodwill in the amount of $31.2 million. Due to various restructuring activities initiated by us, we performed an evaluation of the recoverability of the employee workforce acquired in the Inlogic acquisition under Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” (“SFAS No. 121”). We determined that this asset was impaired and in connection with this determination, we recorded an impairment charge in the year ended December 31, 2001 in the amount of approximately $1.5 million. In addition, we determined that certain property, leasehold improvements and equipment, which mainly represented computer equipment and furniture from the Toronto and Atlanta facilities, was impaired. We recorded an impairment charge of approximately $1.9 million during the year ended December 31, 2001 representing the difference between the fair value and the carrying value of the assets. We recorded an impairment charge to goodwill in the amount of approximately $1.1 million in March, 2001 related to certain gateway products acquired from Inlogic on December 16, 1999 which we do not plan to promote and license in the future. In addition, due to economic conditions and our past revenue performance, we assessed the recoverability of the goodwill under SFAS No. 121 by determining whether the amortization of the goodwill over the remaining life could be recovered through undiscounted future operating cash flows. This resulted in a writedown of goodwill in the amount of approximately $23.4 million in August 2001 and $6.7 million in December 2001. This was mainly due to the estimated shortfall of cash flows discounted at a rate commensurate with the associated risks.

      Restructuring Charges. Restructuring charges incurred by us in the year ended December 31, 2001, related to the 2001 Restructurings and amounted to $11.8 million. These charges included $6.3 million of employee termination benefits, $2.5 million of facility costs, $2.9 million of asset writedowns, and $220,000 of other restructuring costs which include penalties incurred for cancellations of trade shows and marketing programs, recruiting fees and relocation costs related to employment offers that were rescinded, penalties incurred for cancellation of software maintenance contracts, legal fees and other costs. The costs were from the following financial statement captions:

Cost of sales — professional services	$1.7 million
Research and development	$2.6 million
Sales and marketing	$1.6 million
General and administrative	$6.0 million

$11.9 million

      Included in the above totals, is $110,000 related to foreign currency translation exchange losses.

      Total restructuring charges for the year ended December 31, 2001 was $11.8 million compared to $0 in the same period in 2000. There were no restructuring actions taken in 2000.

Seasonality

      Historically, our operating results have varied significantly from quarter to quarter due to operating under a license software model. We expect future fluctuations from quarter to quarter to be less severe because a significant portion of our revenues are being driven through the delivery of outsourced billing and event management services. However, we will still experience some variations in operating results from quarter to quarter based upon certain factors including delays in completing contract negotiations with large licensees without an offset by a corresponding reduction in fixed costs. We have not experienced seasonal fluctuations. For all these reasons, we believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future period.

Liquidity and Capital Resources

      The following table provides information relating to our material contractual obligations at December 31, 2002.

	Payments Due By Period

Contractual Obligations	Total	Less Than 1 year	1-3 years

Capital leases	$205,000	$178,000	$27,000
Operating leases	$2.3 million	$1.6 million	$700,000

      Net cash used in operating activities was $9.2 million for the year ended December 31, 2002, compared to $31.9 million for the year ended December 31, 2001. The principal use of cash for both periods was to fund our losses from operations.

      Net cash provided by financing activities was $3.6 million for the year ended December 31, 2002, compared to $25.1 million for the year ended December 31, 2001. In 2002, the cash provided was primarily related to the net proceeds received from the 2002 Private Placement. In 2001, the cash provided was primarily related to the net proceeds received from the 2001 Private Placement.

      Net cash used in investing activities was $1.1 million for the year ended December 31, 2002 compared to $1.9 million for the year ended December 31, 2001. The cash used in 2002 was primarily related to transaction costs associated with the 2002 Private Placement. The cash used in 2001 was primarily related to a non-recourse note receivable issued to our chairman and chief executive officer for approximately $1.2 million and capital expenditures of approximately $780,000.

      We continued to experience operating losses during the year ended December 31, 2002 and had an accumulated deficit of $210.9 million at December 31, 2002. Cash and cash equivalents at December 31, 2002 was $6.6 million. The cash used in operations during the year ended December 31, 2002 was a significant improvement from previous years. The 2001 Restructurings and 2002 Restructuring resulted in a reduction in operating expense levels and cash usage requirements in the year ended December 31, 2002.

      We intend to continue to manage our use of cash. We believe the cash and cash equivalents at December 31, 2002, together with the reduced cost structure resulting from the 2001 Restructurings and 2002 Restructuring, the acquisition of the revenue stream expected from the BillingCentral service offering as well as our 2003 anticipated revenue, may be sufficient to fund our operations for the foreseeable future. However, the telecommunications and software industries are still faced with many challenges. In addition, there is a high business concentration risk with certain of our outsourcing services customers and if any of these customers were to terminate their agreement with us it would severely impact our business. We provide outsourcing services to our largest customer pursuant to a contract expiring at the end of December 2003. In addition, the customer has financial restraints. If this customer were to cease doing business with us for any reason, we may be required to further reduce our operations and/or seek additional public or private equity financing or financing from other sources or consider other strategic alternatives. There can be no assurances that additional financing or strategic alternatives will be available, or that, if available the financing or strategic alternatives will be obtainable on terms acceptable to us or that any additional financing would not be substantially dilutive to our existing stockholders. If this customer were to cease doing business with us for any reason, and we failed to obtain additional financing or failed to engage in one or more strategic alternatives it may have a material adverse affect on our ability to meet our financial obligations and to continue to operate as a going concern. Our audited consolidated financial statements included elsewhere in this Form 10-K have been have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty. See “Risks Associated with Our Business and Operating Results” below.

New Accounting Pronouncements

      On April 30, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financials Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). Through this rescission, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. In addition, SFAS No. 145 requires sale-leaseback accounting treatment for certain lease modifications that have economic effects that are similar to sales-leaseback transactions. SFAS No. 145 also makes several other technical corrections to existing pronouncements that may change accounting practice. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 will not have an impact on our consolidated financial statements.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Dismissal Activities” (“SFAS No. 146”). SFAS No. 146 will be effective for disposal activities initiated by us after December 31, 2002. We do not anticipate any exit or dismissal activities at this time and therefore we believe that adoption will not have an impact on our consolidated financial statements.

      In October 2002, the Emerging Issues Task Force (“EITF”) issued tentative conclusions regarding EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 relates to accounting for multiple-deliverable arrangements and specifies circumstances under which a revenue arrangement should be separated into different revenue-generating deliverables or “units of accounting” and how the revenue arrangement should be allocated to the different deliverables or units of accounting. EITF 00-21 is tentatively scheduled to be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact EITF 00-21 will have on our consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after

December 31, 2002 and are not expected to have an effect on our financial statements. The disclosure requirements are effective for fiscal years ending after December 31, 2002.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFASS No. 148”). This Statement amends Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements. We are currently using the provisions of Accounting Principles Board Opinion No. 25 and have amended the disclosures in this Form 10-K.

RISKS ASSOCIATED WITH DALEEN’S BUSINESS AND FUTURE OPERATING RESULTS

Risk Factors

      Our future operating results may vary substantially from period to period. The price of our common stock will fluctuate in the future, and an investment in our common stock is subject to a variety of risks, including but not limited to the specific risks identified below. In addition to risk factors associated with our business and operations, risk factors relating to our outstanding Series F preferred stock are set forth below under the caption “Risks Associated with our Series F Preferred Stock.” Inevitably, some investors in our securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report.

Risks Associated with our Business and Operations

Our business relies in part on a limited number of customers and unfavorable developments in relation to a major customer may adversely affect our revenues, operating results and cash flows.

      There was one customer that represented 14% of our total revenue for the year ended December 31, 2002. In 2003, we anticipate that our top three customers may represent up to approximately 70% of our revenues. In addition, we expect that more than one-third of our revenues may come from one particular customer. If an unfavorable development occurs with respect to any significant customer, such as described below, it would likely materially adversely impact our total revenues and financial results. We provide outsourcing services to our largest customer pursuant to a contract expiring at the end of December 2003. This customer has publicly disclosed that it must substantially reduce the level of its outstanding indebtedness by April 30, 2003 under the terms of its bank agreements, and has further stated that its independent accountants may give the company a going concern opinion if it does not quickly reduce its indebtedness. Accordingly, there can be no assurance that we will achieve anticipated revenues from this customer in 2003, or that we will be able to obtain any replacement contracts for any business that we do not retain in the future from this customer for any reason.

Additional capital and/or strategic alternatives may be required for us to continue our operations and as a result, our independent public accountants have expressed doubts over our ability to continue as a going concern.

      We incurred net losses of approximately $9.7 million for the year ended December 31, 2002, and we had an accumulated deficit of approximately $210.9 million as of December 31, 2002. Our cash and cash equivalents at December 31, 2002 was $6.6 million. Cash used in operations for the year ended December 31, 2002 was $9.2 million. As a result of our financial condition, the independent auditors’ report covering our December 31, 2002 consolidated financial statements contains an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raised substantial doubt about our ability to continue as a going concern.

      We believe that our cash and cash equivalents as of December 31, 2002 together with the reduced cost structure resulting from the 2001 Restructurings and the 2002 Restructuring, the acquisition of the revenue stream expected from the BillingCentral service offering as well as our 2003 anticipated revenue, may be sufficient to fund our operations for the foreseeable future. However, the telecommunications and software industries are still faced with many challenges. In addition, there is a high business concentration risk with certain of our outsourcing services customers. If any of these customers were to terminate their agreement with us it would severely impact our business. We provide outsourcing services to our largest customer pursuant to a contract expiring at the end of December 2003. In addition, the customer has financial restraints. If this customer were to cease doing business with us for any reason, we may be required to further reduce our operations and/or seek additional public or private equity financing, or financing from other sources or consider other strategic alternatives. There can be no assurances that additional financing or strategic alternatives will be available, or if available, will be on terms acceptable to us, or all of our stockholders. If our largest customer ceased doing business with us for any reason and we failed to obtain additional financing or failed to engage in one or more strategic alternatives it may have a material adverse effect on our ability to meet our financial obligations and to continue to operate as a going concern. See “Risks Associated with our Series F Preferred Stock – The holders of our Series F preferred stock have rights that are senior to those of the holders of our common stock in the event of the sale of our Company or in the event of our liquidation, dissolution or winding up” for a discussion of the terms of the Series F preferred stock applicable in the event of a business combination, liquidation event or issuance of equity securities.

The difficulties involved in integrating our business with Abiliti’s may divert our management’s attention and may adversely affect our business and results of operations.

      In December 2002, we completed the acquisition of substantially all of the assets and assumption of certain liabilities of Abiliti. The transaction resulted in certain changes to our senior management team, including the appointment of Gordon Quick, previously Abiliti’s President and CEO, to the role of our President and CEO. Also, we hired all of the employees of Abiliti as of the closing date. The potential difficulties of combining the companies’ operations include:

•	integrating members of senior management and other personnel with diverse backgrounds;

•	integrating the products, technologies and operations of the two companies; and

•	possible inconsistencies in standards, controls, procedures and policies.

      The diversion of our management’s attention and other difficulties encountered in connection with the integration process and the operation of the combined company could materially and adversely affect our business and results of operations.

There is no assurance that we can effectively implement our aggregation strategy and even if we can, it might not be successful and could be dilutive to our existing stockholders.

      We intend to augment our growth through targeted aggregations, including but not limited to mergers, acquisitions or other strategic transactions pursuant to which we would combine some or all of our resources with other billing and OSS companies. If we fail to properly evaluate and execute aggregations, our business and prospects may be seriously harmed. To successfully complete any particular aggregation transaction, we must properly evaluate the technology; accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses; integrate and retain personnel; combine potentially different corporate cultures; and effectively integrate products and services, and research and development, sales and marketing and support operations. Pursuit of our aggregation strategy may distract management from day-to-day operations and may be disruptive to our ongoing business. Further, our ability to implement our aggregation strategy may be limited by the availability of suitable candidates and our ability to obtain sufficient additional capital to pursue this strategy. There can be no assurance that we will be able to identify suitable candidates or have capital available to us to complete any aggregation transactions, or that the terms of any such transaction or additional capital will be acceptable to us.

      Additionally, the terms of any aggregation transaction or capital raising transaction may require us to issue additional shares of our common stock or securities convertible into our common stock, which would be dilutive to our existing stockholders, and which could materially and adversely affect the market price of our common stock, or an aggregation may result in a change in the character of your investment. Moreover, any aggregation transaction may result in additional costs, expenses and other obligations, and could result in additional ongoing capital needs, all of which could materially and adversely affect our results of operations and financial condition.

We have not achieved profitability in the past and may continue to incur net losses for at least the next several quarters.

      We incurred net losses of approximately $43.8 million, $90.9 million, and $9.7 million for the years ended December 31, 2000, 2001 and 2002, respectively. We have not achieved profitability to date and may not do so in the foreseeable future.

      In order to achieve profitability, we may need to further reduce our operations, seek additional financing and/or pursue other strategic alternatives. There are no assurances that we will achieve profitability in the future and, even if we do, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Many of our customers and potential customers lack financial resources, and if they cannot secure adequate financing, we may lose or fail to obtain their business, which would adversely affect our revenues, operating results and cash flows.

      Many of our customers and potential customers lack significant financial resources or are experiencing liquidity difficulties as a result of the tightening of the financial markets and the weakening of the U.S. economy. Further, this general economic weakness has resulted in delays or reductions in expenditures for information technology, which has had and may continue to adversely affect demand for our products and services.

      The adverse conditions being experienced by customers for our products could adversely affect their ability to purchase additional products, renew maintenance and support agreements, obtain outsourcing services from us or meet their financial obligations to us in a timely manner. Also, our business, operating results, and cash flows may be adversely affected to the extent that any of our customers seeks bankruptcy protection or cease operations, and by the consolidation of companies within the technology sector. Any of these factors may adversely affect our collections of accounts receivables from our customers, and may affect the timing of our revenue recognition where we provide financing to our customers. See also — “Our business relies in part on a limited number of customers and unfavorable developments in relation to a major customers may adversely affect our revenues, operating results and cash flows.”

Our expansion into selected international markets may not succeed as a result of legal, business and economic risks specific to international operations.

      Our expansion into selected international markets is subject to risks generally associated with international operations and our future international operations might not succeed for a number of reasons, including but not limited to dependence on third-party systems integrators; difficulties in staffing and managing foreign operations; difficulties in localizing products and supporting customers in foreign countries; reduced protection for intellectual property rights in some countries; greater difficulty in collecting accounts receivable; and uncertainties inherent in transnational operations such as export and import regulations, taxation issues, tariffs, trade barriers and fluctuations in currency conversion rates. To the extent that we are unable to successfully manage expansion of our business into these international markets due to any of the foregoing factors, our business could be adversely affected.

Our future success will depend in part upon our ability to continually enhance our product and service offerings to meet the changing needs of our customers, and if we are not able to do so, we will lose future business to our competitors.

      We believe that our future success will depend to a significant extent upon our ability to enhance our product and services offerings to meet the requirements of our customers in a rapidly developing and evolving market. Due to our cost reduction measures, we have significantly reduced the amount of cash we will utilize for future research and development. This reduction may make it more difficult to enhance future product and service offerings. If we are unable to anticipate or respond adequately to customer needs, our business and financial performance will be adversely affected.

Design defects or software errors in our products could adversely affect our business due to costly redesigns, production delays and customer dissatisfaction.

      Design defects or software errors in our products may result in costly redesigns, cause delays in product introductions, or cause customer dissatisfaction, any of which could seriously harm our business. Our software products are highly complex and may, from time to time, contain design defects or software errors that may be difficult to detect and correct. Although we have license agreements with our customers that contain provisions designed to limit our exposure to potential claims and liabilities arising from customer problems, these provisions may not effectively protect us against all claims. In addition, claims and liabilities arising from customer problems could significantly damage our reputation and adversely affect our business and results of operations.

If we cannot continue to obtain or implement the third-party software that we incorporate into our products, we may have to delay our product development or redesign efforts, which could adversely affect our revenues and results of operations.

      Our products involve integration with products and systems developed by third parties. If any of these third-party products should become unavailable for any reason, fail under operation with our products, or fail to be supported by their vendors, it would be necessary for us to redesign our products. We might encounter difficulties in accomplishing any necessary redesign in a cost-effective or timely manner. We also could experience difficulties integrating our products with other hardware and software. Furthermore, if new releases of third-party products and systems occur before we develop products compatible with these new releases, we could experience a decline in demand for our products or services, which could adversely affect our business and financial performance.

We permit certain third parties to sell and implement our products, and any failure by these parties to successfully implement or support our products may reflect negatively on our products.

      Third parties such as systems integration firms and OEM partners help us to market, sell, implement and support our products. If these third parties discontinue their relationship with us, or fail to adequately implement and support our products, we may experience increased difficulty in attracting and retaining customers, or incur unanticipated costs and expenses necessary to satisfy customer needs, and it may reflect negatively on our reputation in the marketplace for our products.

We face significant competition from companies that have greater resources than we do and the markets in which we compete are relatively new, intensely competitive, highly fragmented and rapidly changing.

      The market for our products and services is highly competitive. We directly compete with both independent providers of products and services and in-house systems developed by existing and potential clients. In addition, some independent providers are entering into strategic alliances with other independent providers, resulting in new competitors or competitors with greater resources. Many of our current and potential competitors have significantly greater financial, marketing, technical, and other competitive resources, many with significant and well-established international operations. In addition, our competitors may be able to adapt more quickly than we can to new or emerging technologies and changes in customer needs, or to devote more resources to promoting and selling their products. There can be no assurance that we will be able to adapt to market demands or compete successfully with existing and new competitors.

We may be unable to protect our proprietary technology, and our competitors may infringe on our technology, or develop competitive technology, any one of which could harm the value of our proprietary technology.

      We regard a substantial portion of our software product as proprietary and rely on a combination of patent, copyright, trademark and trade secret laws, customer license agreements and employee and third-party agreements to protect our proprietary rights. There can be no assurance, however, that these protections will prevent misappropriation of our intellectual property, particularly in foreign countries where intellectual property laws may not protect proprietary rights as fully as the laws of the United States. If we have to resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and the outcome uncertain. Also, our competitors could independently develop similar or superior technology without violating our proprietary rights. Any misappropriation of our technology or development of competing technology could seriously harm our business and could materially and adversely affect our financial performance.

Claims by others that we infringe their proprietary technology could be costly and harm our business.

      Third parties could claim that our products or technology infringes on their proprietary rights. An infringement claim against us could be costly even if the claim is invalid, and could distract our management from the operation of our business. Furthermore, a judgment against us could require us to pay substantial damages and could also include an injunction or other court order that could prevent us from selling our products. If we faced a claim relating to proprietary technology, we may need to incur additional costs and expenses to license such technology, or to develop non-infringing technology in order to sell our affected products, which could adversely affect our financial performance.

Loss of our senior management or other key personnel would harm our business if we are unable to hire suitable replacements.

      Our future success depends to a significant extent on the continued services of our senior management and other key personnel. If we lost the services of our key employees and we were unable to hire suitable replacements, it would harm our business. We have employment and non-compete agreements with our executive officers. However, these agreements do not obligate them to continue working for us. Our success also depends in large part to on our ability to motivate and retain highly skilled information technology professionals, software programmers, and sales and marketing professionals. Our recent restructurings and cost reductions may create uncertainties that could adversely affect our ability to retain our employees. Significant turnover of our personnel could hinder our ability to effectively serve our existing customers and in competing for new business, either of which could adversely affect our business and results of operations.

The delisting of our common stock from The Nasdaq SmallCap Market may make trading more difficult and result in further declines in the share price.

      In December 2002, our common stock was delisted from The Nasdaq SmallCap Market and subsequent to this event, our common stock has been quoted on the OTC Bulletin Board (OTCBB) service. The OTCBB is generally considered less desirable and liquid than the market for securities quoted on The Nasdaq SmallCap Market. This could make trading shares of our common stock more difficult for investors, leading to increased volatility and potentially further declines in the trading price of our common stock. It may also make it more difficult for us to raise additional capital, and we may incur additional costs under state blue sky securities laws if we choose to issue additional equity securities.

The price of our common stock has been, and will continue to be volatile, which increases the risk of an investment in our common stock.

      The trading price of our common stock has been volatile due in part to the volatility in the communications and technology areas of the equity securities markets, and our results of operations. We anticipate that the trading price for our common stock will continue to experience volatility in the future.

Factors that may affect the fluctuation in the trading price of our common stock may include but are not limited to: quarter-to-quarter variations in our operating results; our ability to raise additional capital and/or engage in strategic alternatives; failure to meet market expectations of our performance; announcements and technological innovations or new products by us or our competitors; the projected level of business activity or perceived growth (or the lack thereof) in the market; increased price competition; and general conditions in the Internet, technology and the telecommunications industries.

We are the target of a securities class action litigation and the volatility of our stock price may lead to additional legal proceedings being brought against us which could result in substantial costs and divert management attention and resources.

      In December 2001, a class action complaint was filed and is pending in the United States District Court for the Southern District of New York against us and certain of the underwriters of our initial public offering. The complaint alleges that the defendants failed to disclose “excessive commissions” paid to the underwriters in exchange for allocating shares to preferred customers, and that the underwriters had agreements with preferred customers tying the allocation of shares to the preferred customers’ agreements to make additional aftermarket purchases at pre-determined prices. The complaint alleges that the failure to disclose these alleged arrangements made our prospectus materially false and misleading. Plaintiffs seek unspecified damages and other relief. The joint Motion to Dismiss filed by the defendants was denied as to the underwriters and certain issuers, including us.

      Settlement discussions concerning this litigation are ongoing, however, there can be no assurance that a settlement will be reached, or that the terms of any such settlement will be satisfactory to us. We intend to vigorously defend against the plaintiffs’ claims if this litigation is not dismissed or settlement discussions are unsuccessful. Any such defense may result in substantial costs and divert management’s attention, which may adversely affect or business and results of operations. While we believe that we are entitled to be indemnified by the underwriters under the terms of the underwriting agreement, there can be no assurance that indemnification will be available to us, or the amount of any such indemnification. Furthermore, BancBoston Robertson Stephens Inc., the lead underwriter in our initial public offering, has ceased doing business. See Item 3 — Legal Proceedings in this report for a more complete discussion concerning this pending litigation.

      In addition, in the past, other types of securities class action litigation have often been brought against us following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. While we are not aware of any other complaints being filed against us, and we do not know of any facts and circumstances that could give rise to such an action, any securities litigation may result in substantial costs and divert management’s attention and resources, which may seriously harm our business.

Delaware law, our certificate of incorporation and our bylaws contain anti-takeover provisions that may delay, deter or prevent a change of control.

      Certain provisions of Delaware Law, our certificate of incorporation and our bylaws contain provisions that could delay, deter or prevent a change of control of Daleen. Our certificate of incorporation and bylaws, among other things, provide for a classified board of directors, restrict the ability of stockholders to call stockholders meetings, preclude stockholders from raising new business for consideration at stockholder meetings unless the proponent has provided us with timely advance notice of the new business, and limit business that may be conducted at stockholder meetings to those matters properly specified in notices delivered to us. Moreover, we have not opted out of Section 203 of the Delaware General Corporation Law, which generally prohibits mergers, sales of material assets and some types of self-dealing transactions between a corporation and a holder of 15% or more of the corporation’s outstanding voting stock for a period of three years following the date the stockholder became a 15% holder. These provisions do not apply to the holders of our Series F preferred stock.

Risks Associated with our Series F Preferred Stock

The holders of our Series F preferred stock have rights that are senior to those of the holders of our common stock in the event of the sale of our company or in the event of our liquidation, dissolution or winding up.

      The holders of the Series F preferred stock will have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding up. The aggregate amount of that senior claim will be at least $110.94 per share of Series F preferred stock (the “Preferential Amount”), or approximately $50.8 million based on the number of shares of Series F preferred stock outstanding at March 18, 2003.

      Additionally, unless otherwise agreed by the holders of at least a majority of the outstanding shares of Series F preferred stock, in the event of a “Sale of the Company”, we are required to redeem all of the issued and outstanding shares of Series F preferred stock for the Preferential Amount per share. A “Sale of the Company” means, with certain limited exceptions: (i) the acquisition by another entity by means of merger or consolidation resulting in the exchange of at least 50% of the outstanding shares of our capital stock for securities issued or other consideration paid by the acquiring entity or any parent subsidiary thereof; or (ii) the sale or other disposition by us of substantially all of our assets. As a result, in the event of a Sale of the Company, the holders of the Series F preferred stock will be entitled to the first $50.8 million of the transaction value based on the Series F preferred stock outstanding at March 18, 2003.

The holders of our Series F preferred stock have significant voting rights that are senior to those of the holders of our common stock.

      The holders of the Series F preferred stock have voting rights entitling them to vote together with the holders of our common stock as a single class and on the basis of 100 votes per share of Series F preferred stock held by such holder, subject to certain anti-dilution adjustments. As of March 18, 2003, the voting power of the holders of the currently outstanding shares of Series F preferred stock constitutes approximately 50.0% of the entire voting class of common stock, without giving effect to the shares of our common stock currently owned by the holders of the Series F preferred stock, or the exercise of warrants to acquire our common stock and warrants to acquire our Series F preferred stock (“Series F Warrants”) held by such holders, or approximately 55.31% if the warrant holders exercise their Series F Warrants.

      Additionally, certain holders of our Series F preferred stock beneficially own a significant number of shares of our outstanding common stock. When combined with the shares of common stock that they beneficially own, the holders of our outstanding shares of Series F preferred stock control approximately 82.8% of the vote on any proposal submitted to the holders of our common stock, or approximately 86.19% of the vote if the holders of the Series F preferred stock exercise their Series F Warrants and their warrants to purchase common stock. When considering both the Series F preferred stock and shares of our common stock owned, the three largest beneficial owners of our Series F preferred stock, the Behrman Funds, HarbourVest Partners V — Direct Fund L.P. and HarbourVest VI — Direct Fund L.P. (collectively “HarbourVest”) and SAIC Venture Capital Corporation control approximately 48.0%, 14.0% and 9.83%, respectively, or in the aggregate, approximately 71.83% of the voting power on matters submitted to our common stockholders. This combined voting power would generally give these stockholders the power to control the outcome on most important corporate decisions, including but not limited to the election of directors, mergers, acquisitions and other significant corporate transactions and amendments to our certificate of incorporation, if such beneficial owners act together or in common on any particular matter.

      In the event that we seek stockholder approval of a transaction or action involving the Sale of the Company and/or the liquidation, dissolution or winding up of the Company, or other transaction, the holders of the Series F preferred stock will control a majority of the vote and, as a result, would control or significantly influence the outcome of a proposal with respect to such a transaction or action, whether or not the holders of our common stock support or oppose the proposal.

      In the event of conversion of the Series F preferred stock, the holders are entitled to vote the number of shares of common stock issued upon conversion. Each share of outstanding Series F preferred stock is currently convertible into 122.4503 shares of common stock, or an aggregate of approximately 56.1 million shares of common stock assuming the conversion of all of the shares of Series F preferred stock outstanding as of March 18, 2003.

      Additionally, the holders of the Series F preferred stock are entitled to vote as a separate class on certain matters, including:

•	the authorization or issuance of any other class or series of preferred stock ranking senior to or equal with the Series F preferred stock as to payment of amounts distributable upon our dissolution, liquidation or winding up;

•	the issuance of any additional shares of Series F preferred stock;

•	the reclassification of any capital stock into shares having preferences or priorities senior to or equal with the Series F preferred stock;

•	the amendment, alteration, or repeal of any rights of the Series F preferred stock; and

•	the payment of dividends on any other class or series of our capital stock, including the payment of dividends on our common stock.

The terms of the Asset Purchase and 2002 Private Placement had a significant dilutive effect on holders of our common stock.

      In December 2002, we concurrently completed the Asset Purchase and 2002 Private Placement. We issued, in the aggregate, the following securities in connection with these transactions:

•	22,398,420 shares of our common stock;

•	231,362 shares of our Series F preferred stock;

•	warrants to acquire 11,332,138 shares of our common stock at an exercise price of $0.906 per share; and

•	warrants to acquire 500,000 shares of our common stock at an exercise price of $0.17 per share.

      As of March 18, 2003 the Behrman Funds beneficially owned 72.5% of our outstanding common stock assuming the conversion of only their preferred stock and exercise of their warrants.

      As described above, the holders of the Series F preferred stock issued in the Asset Purchase and 2002 Private Placement have rights that are senior to the rights of our common stockholders in the event of the sale of our company or in the event of our liquidation, dissolution or winding up. See — “The holders of our Series F preferred stock have rights that are senior to those of the holders of our common stock in the event of the sale of our company or in the event of our liquidation, dissolution or winding up” and  —“The holders of our Series F preferred stock have significant voting rights that are senior to those of the holders of our common stock.”

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

      The Series F preferred stock will convert automatically into common stock only if the closing price of our common stock on The Nasdaq National Market or a national securities exchange is at least $3.3282 per share for ten out of any 20 trading day period. Otherwise, the shares of Series F preferred stock are convertible only at the option of the holder. Further, the Series F preferred stock is not subject to automatic conversion if our common stock is not then listed for trading on The Nasdaq National Market or a national securities exchange. Each Series F Warrant is exercisable for Series F preferred stock in whole or in part at any time during a five-year exercise period at the sole discretion of the Series F Warrant holder and will not be convertible or callable at our election. As a result of these provisions, the Series F preferred stock may remain outstanding indefinitely.

Sales of a substantial number of shares of common stock in the public market, could lower our stock price and impair our ability to raise funds in new stock offerings.

      In 2001, we filed a registration statement with the Securities and Exchange Commission for the purpose of registering the potential resale by certain stockholders of shares of our common stock issuable upon conversion of the Series F preferred stock then outstanding and common stock held or that may be acquired by certain other stockholders. The Registration Statement covers an aggregate of approximately 56.2 million shares of our common stock, and may be amended from time to time to revise the disclosure therein, or to cover additional shares. The holders of the shares of common stock included in the Registration Statement are not obligated to sell any or all of the registered shares. However, it permits the holders of the registered shares, including the shares of common stock issuable upon conversion of the Series F preferred stock, to sell their shares of our common stock in the public market or in private transactions from time to time until all of the shares are sold or the shares otherwise may be transferred without restriction under the securities laws.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks.

      Our financial instruments consist of cash that is invested in institutional money market accounts. We do not use derivative financial instruments in our operations or investments and do not have significant operations or investments that are subject to fluctuations in commodities prices or foreign currency exchange rates.

Item 8.	Financial Statements and Supplementary Data.

      Our financial statements are submitted as a separate section of this Report, beginning on page F-1 and are incorporated herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

      Our Board of Directors currently consists of James Daleen, Daniel J. Foreman, Stephen J. Getsy, Gordon Quick, John McCarthy, Dennis Sisco, and Ofer Nemirovsky.

      Additional information relating to the directors of Daleen, including directors who are executive officers of Daleen, is set forth in Daleen’s Proxy Statement for the 2003 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference. Information relating to the executive officers of Daleen is set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K.

      Compliance with Section 16(a) of the Securities Exchange Act of 1934:

      Section 16(a) of the Securities Exchange of 1934, as amended, and regulations of the Securities and Exchange Commission thereunder require our directors and executive officers and any persons who own more than 10% of Daleen’s Common Stock, as well as certain affiliates of such persons, to file reports with the Securities and Exchange Commission with respect to their ownership of our common stock. Directors, executive officers and persons owning more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received by it and written representations that no other reports were required of those persons, we believe that during fiscal 2002, all filing requirements applicable to our directors and executive officers were complied with, except that (i) Abiliti filed a Form 3 after the required deadline for filing and (ii) John McCarthy filed an amended Form 3 after the required deadline for filing, although the original Form 3 was filed before the deadline. We are not aware of any other persons other than directors and executive officers and their affiliates who own more than 10% of our common stock.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

      With the exception of the equity compensation plan information provided as of December 31, 2002, the information relating to this item is provided in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held on June 10, 2003. Such information is incorporated herein by reference.

(c)
Number of securities
	(a)		remaining for future
	Number of securities	(b)	issuance under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
Plan Category	outstanding options	outstanding options	reflected in column(a)

Equity compensation plans approved by security holders	3,092,743	$4.82	14,301,309
Equity compensation plans not approved by securities holders	—	—	—

Item 13.     Certain Relationships and Related Transactions.

      The information relating to certain relationships and related transactions is set forth under the caption “Related Party Transactions” in the Proxy Statement and is incorporated herein by reference.

Item 14.     Controls and Procedures.

      Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the design and operation of our internal control structure and procedures for financial reporting within 90 days before the filing date of this annual report. Based on that evaluation, the CEO and CFO concluded that our internal controls and disclosure procedures for financial reporting were effective.

      There have been no significant changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 10-K.

      (a) The following documents are filed as part of this report:

1. Financial Statements

The financial statements are submitted as a separate section of this report, beginning on page F-1.

2. Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts. Submitted as a separate section of the financial statements on page F-33.

3. Exhibits.

The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

Exhibit List

Exhibit
Number		Description

3.1(a)†	—	Certificate of Incorporation of Daleen Technologies, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).
3.1(b)†	—	Certificate of Amendment to Certificate of Incorporation of Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 0-27491) filed on June 15, 2001).
3.1(c)	—	Certificate of Amendment of Certificate of Incorporation of Daleen Technologies, Inc. filed herewith.
3.2(a)†	—	Bylaws of Daleen Technologies, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999). (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).
3.2(b)	—	Amendment to Bylaws of Daleen Technologies, Inc. filed herewith.
4.1†	—	See Exhibits 3.1(a), 3.1(b), 3.1(c), 3.2(a) and 3.2(b) for provisions of the certificate of incorporation, as amended, and bylaws, as amended, of Daleen Technologies, Inc. defining rights of the holders of common stock and preferred stock of Daleen Technologies, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999 and incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 0-27491) filed on June 15, 2001).
4.2†	—	Specimen stock certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).
*10.1†	—	Employment Agreement, dated December 1, 1994, between James Daleen and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).
*10.2†	—	Amendment to Employment Agreement dated September 5, 1997, between James Daleen and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

Exhibit
Number		Description

*10.3†	—	Third Amendment to the Employment Agreement, effective March 1, 1999, between James Daleen and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).
*10.4†	—	Employment Agreement, dated, January 31, 1998, between David B. Corey and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).
*10.5†	—	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).
*10.6†	—	Daleen Technologies, Inc. Amended and Restated Stock Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).
*10.7†	—	Daleen Technologies, Inc. 1998 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).
*10.8†	—	Daleen Technologies, Inc. 1997 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).
*10.9†	—	Daleen Technologies, Inc. 1995 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).
*10.10†	—	Daleen Technologies, Inc. 1998 Employee Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).
*10.11†	—	Daleen Technologies, Inc. 1996 Employee Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).
*10.12†	—	Daleen Technologies, Inc. 1994 Employee Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).
10.13†	—	Lease Agreement, dated August 4, 1992, by Innovative Selective Software, Inc., and Crow-Childress-Donner, Limited (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).
10.14†	—	First Amendment to Lease Agreement, dated December 29, 1994, by Daleen Technologies Inc, successor to Innovative Selective Software, Inc., and Regent Holding Corporation, successor to Crow-Childress-Donner (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).
10.15†	—	Lease Agreement, dated August 27, 1998, by Daleen Technologies, Inc. and Regent Holding Corporation (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).
10.16†	—	First Amendment to Lease, dated December 2, 1998, between Daleen Technologies, Inc. and Regent Holding Corporation (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).
10.17†	—	Second Amendment to Lease, dated January 16, 1999, between Daleen Technologies, Inc. and Regent Holding Corporation (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

Exhibit
Number		Description

10.18†	—	Sublease Agreement, dated August 2, 1999, between W.R. Grace & Co. and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).
*10.19†	—	Employment Agreement, dated April 7, 1997, between John Z. Yin and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).
*10.20†	—	Employment Agreement, dated April 7, 1997, between Frank Dickinson and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).
*10.21†	—	Employment Agreement, dated July 22, 1998, between David McTarnaghan and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).
10.22†	—	Indemnity Escrow Agreement dated December 16, 1999, between the Company, Daleen Canada Corporation, Inlogic Software Inc., the shareholders of Inlogic Software Inc., and Montreal Trust Company of Canada, as escrow agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 333-82487) filed on December 30, 1999).
10.23†	—	Employee/Shareholder Escrow Agreement dated December 16, 1999, between the Company, Daleen Canada Corporation, Inlogic Software Inc., the employee shareholders of Inlogic Software Inc., and Montreal Trust Company of Canada, as escrow agent (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 333-82487) filed on December 30, 1999).
10.24†	—	Exchange Trust Agreement dated December 16, 1999, between the Company, Daleen Canada Corporation, Daleen Callco Corporation, the shareholders of Inlogic Software Inc., and Montreal Trust Company of Canada, as trustee (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 333-82487) filed on December 30, 1999).
10.25†	—	Registration Rights Agreement dated December 16, 1999, between the Company and the shareholders of Inlogic Software Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 333-82487) filed on December 30, 1999).
10.26†	—	Office Lease Agreement dated May 5, 2000, between Daleen Technologies, Inc., Daleen Canada Corporation and The Atrium on Bay Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 0-27491) filed on August 14, 2000).
10.27†	—	Second Amendment to Lease, dated May 31, 2000, between Daleen Technologies, Inc. and Regent Holding Corporation. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 0-27491) filed on August 14, 2000).
10.28†	—	Third Amendment to Lease, dated May 31, 2000, between Daleen Technologies, Inc. and Regent Holding Corporation. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 0-27491) filed on August 14, 2000).
*10.29†	—	Daleen Technologies, Inc. Amended & Restated 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K405 (File No. 0-27491) filed on April 5, 2001).
10.30†	—	Promissory Note and Stock Pledge Agreement dated January 11, 2001 by and between James Daleen and J.D. Investment Company Limited Partnership and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K405 (File No. 0-27491) filed on April 5, 2001.)
*10.31†	—	PartnerCommunity Inc. 2000 Stock Incentive Plan (Incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K405 (File No. 0-27491) filed on April 5, 2001).
10.32†	—	Securities Purchase Agreement dated March 30, 2001 by and between Daleen Technologies, Inc. and the Escrow Purchasers named therein (Incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K405 (File No. 0-27491) filed on April 5, 2001).

Exhibit
Number		Description

10.33†	—	Form of Certificate of Amendment for the Series F Convertible Preferred Stock (Incorporated by reference to Exhibit 10.46 to the Company’s Form 10-K405 (File No. 0-27491) filed on April 5, 2001).
*10.34†	—	Amended and Restated 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K405 (File No. 0-27491) filed on April 5, 2001).
10.35†	—	Form of Warrant Agreement by and between Daleen Technologies, Inc. and the Escrow Purchasers name therein (Incorporated by reference to Exhibit 10.47 to the Company’s Form 10-K405 (File No. 0-27491) filed on April 5, 2001).
10.36†	—	Registration Rights Agreement dated March 30, 2001 by and between Daleen Technologies, Inc. and the Escrow Purchasers named therein (Incorporated by reference to Exhibit 10.48 to the Company’s Form 10-K405 (File No. 0-27491) filed on April 5, 2001).
10.37†	—	Escrow Agreement dated March 30, 2001 by and between Daleen Technologies, Inc. and the Escrow Purchasers named therein (Incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K405 (File No. 0-27491) filed on April 5, 2001).
*10.38†	—	Employment Agreement, dated April 21, 2000 between Steven Kim and Daleen Technologies (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q (File No. 0-27491) filed on May 15, 2001).
*10.39†	—	Amendment, dated September 10, 2001, to Exhibit B of Employment Agreement dated January 31, 1998 by and between Daleen Technologies, Inc. and David B. Corey (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 0-27491) filed on November 14, 2001).
*10.40†	—	Agreement of Interpretation, dated October 23, 2001, regarding Employment Agreement dated January 31, 1998, as amended, by and between Daleen Technologies, Inc. and David B. Corey (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 0-27491) filed on November 14, 2001).
*10.41†	—	Relocation Agreement, dated July 11, 2001, by and between Daleen Technologies, Inc. and David B. Corey (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 0-27491) filed on November 14, 2001).
*10.42†	—	Employment Agreement, dated May 31, 2000, by and between Daleen Technologies, Inc. and Jeanne T. Prayther (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 0-27491) filed on November 14, 2001).
*10.43†	—	Amendment, dated August 22, 2001, to Employment Agreement dated May 31, 2000 by and between Daleen Technologies, Inc. and Jeanne T. Prayther (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 0-27491) filed on November 14, 2001).
*10.44†	—	Retention Bonus Agreement, dated August 22, 2001, by and between Daleen Technologies, Inc. and Jeanne T. Prayther (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 0-27491) filed on November 14, 2001).
*10.45†	—	Amendment, dated September 20, 2001, to Employment Agreement dated April 21, 2000 by and between Daleen Technologies, Inc. and Steven R. Kim (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 0-27491) filed on November 14, 2001).
*10.46†	—	Amendment, dated July 18, 2001, to the Daleen Technologies, Inc. Amended and Restated 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 0-27491) filed on November 14, 2001).
*10.47†	—	Daleen Technologies, Inc. 2001 Broad-Based Stock Incentive Plan (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 0-27491) filed on November 14, 2001).
*10.48†	—	Severance and Release Agreement dated effective December 31, 2001 by and between Daleen Technologies, Inc. and David B. Corey (Incorporated by reference to Exhibit 10.50 to the Company’s Form 10-K (File No. 0-27491) filed on April 1, 2002).

Exhibit
Number		Description

10.49†	—	Lease Termination Agreement dated December 31, 2001 by and between Daleen Technologies, Inc. and Rodney K. Longman (Incorporated by reference to Exhibit 10.51 to the Company’s Form 10-K (File No. 0-27491) filed on April 1, 2002).
10.50†	—	Partial Lease Termination Agreement dated effective December 31, 2001 by and between Daleen Technologies, Inc. and Boss Lakeside Three, LLC (Incorporated by reference to Exhibit 10.52 to the Company’s Form 10-K (File No. 0-27491) filed on April 1, 2002).
*10.51†	—	Amendment dated September 4, 2001 to employment agreement dated July 22, 1998 by and between David McTarnaghan and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 0-27491) filed on May 15, 2002).
*10.52†	—	Retention Bonus Agreement dated September 4, 2001 by and between David McTarnaghan and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 0-27491) filed on May 15, 2002).
10.53†	—	Sublease Agreement dated January 31, 2002 between Daleen Canada Corporation and EDS Canada, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 0-27491) filed on May 15, 2002).
10.54†	—	Asset Purchase Agreement, dated October 7, 2002, by and between Daleen Technologies, Inc., Daleen Solutions, Inc. and Abiliti Solutions, Inc. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 0-27491) filed on October 11, 2002).
10.55†	—	Investment Agreement, dated October 7, 2002, by and between Daleen Technologies, Inc. and the investors named therein (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 0-27491) filed on October 11, 2002).
10.56†	—	Registration Rights Agreement, dated October 7, 2002, by and between Daleen Technologies, Inc. and the holders named therein (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 0-27491) filed on October 11, 2002).
10.57†	—	Form of Indemnity Escrow Agreement between Daleen Technologies, Inc., Abiliti Solutions, Inc. and SunTrust Bank (Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K (File No. 0-27491) filed on October 11, 2002).
10.58†	—	Form of Voting Agreement between Daleen Technologies, Inc. and certain shareholders of Abiliti Solutions, Inc. (Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K (File No. 0-27491) filed on October 11, 2002).
*10.59†	—	Amended and Restated Employment Agreement Between Daleen Technologies, Inc. and James R. Daleen dated September 20, 2002 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 0-27491) filed on November 14, 2002).
10.60†	—	Independent Consultant Agreement with James Daleen, effective upon termination of Employment Agreement dated October 11, 2002 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 0-27491) filed on November 14, 2002).
*10.61†	—	Amendment to Employment Agreement for Jeanne Prayther dated October 7, 2002 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 0-27491) filed on November 14, 2002).
*10.62†	—	Amendment to Employment Agreement for David McTarnaghan dated October 7, 2002 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 0-27491) filed on November 14, 2002).
10.63	—	Form of Common Stock Purchase Warrant by and between Daleen Technologies, Inc. and the purchasers named in the Asset Purchase Agreement and Investment Agreement filed herewith.
10.64	—	Form of Common Stock Purchase Warrant by and between Daleen Technologies, Inc. and the purchasers named in the Investment Agreement filed herewith.

Exhibit
Number		Description

10.65	—	Supplemental Voting Agreement by and among Harbourvest Partners V Direct Fund, L.P., Harbourvest Partners VI Direct Fund, L.P., Abiliti Solutions, Inc., Behrman Capital II L.P. and Strategic Entrepreneur Fund II, L.P. filed herewith.
*10.66	—	Employment Agreement effective December 20, 2002, between Gordon Quick and Daleen Technologies, Inc. filed herewith.
*10.67	—	Long-Term Incentive Compensation Plan filed herewith.
10.68	—	Lease dated May 12, 1998 between 400 Chesterfield Corp. and Intertech Management Group, Inc. (subsequently assigned to Daleen Solutions, Inc.) and Amendments thereto filed herewith.
10.69	—	Settlement and Release Agreement dated December 20, 2002, between James Daleen and Daleen Technologies, Inc. filed herewith.
10.70	—	Settlement and Release Agreement dated May 14, 2002, between Steve Kim and Daleen Technologies, Inc. filed herewith.
21.1	—	Subsidiaries filed herewith.
23.1	—	Independent Auditors’ Consent filed herewith.
99.1	—	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.
99.2	—	Certificate of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

† Previously filed.

*	Exhibits identified above with an asterisk (*) are management contracts or compensation plans or arrangements.

      (b) Reports on Form 8-K:

1.	Report on Form 8-K filed October 11, 2002 with respect to the signing of the definitive agreements for the Asset Purchase and 2002 Private Placement.

2.	Report on Form 8-K filed November 12, 2002 with respect to third quarter financial operating results.

3.	Report on Form 8-K filed December 19, 2002 with respect to the determination by the Nasdaq that the Asset Purchase and 2002 Private Placement constitute a reverse merger for purposes of Nasdaq listing requirements.

4.	Report on Form 8-K filed December 30, 2002 with respect to the Company’s common stock being delisted from The Nasdaq SmallCap Market to the Over The Counter Bulletin Board.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28 day of March, 2003.

DALEEN TECHNOLOGIES, INC.

BY:	/s/ GORDON QUICK

GORDON QUICK
President and Chief Executive Officer
(Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES DALEEN James Daleen	Chairman of the Board	March 28, 2003

/s/ GORDON QUICK Gordon Quick	President and Chief Executive Officer (Principal Executive Officer) and Director	March 28, 2003

/s/ JEANNE T. PRAYTHER Jeanne T. Prayther	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003

/s/ DANIEL J. FOREMAN Daniel J. Foreman	Director	March 28, 2003

/s/ STEPHEN J. GETSY Stephen J. Getsy	Director	March 28, 2003

/s/ JOHN MCCARTHY John McCarthy	Director	March 28, 2003

Ofer Nemirovsky	Director	March 28, 2003

/s/ DENNIS SISCO Dennis Sisco	Director	March 28, 2003

CERTIFICATION

I, Gordon Quick, President and Chief Executive Officer of Daleen Technologies, Inc., certify that:

      1. I have reviewed this report on Form 10-K of Daleen Technologies, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ GORDON QUICK

Gordon Quick
President and Chief Executive Officer

Date: March 28, 2003

CERTIFICATION

I, Jeanne Prayther, Chief Financial Officer, and Secretary of Daleen Technologies, Inc., certify that:

      1. I have reviewed this report on Form 10-K of Daleen Technologies, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annul report;

      3. Based on my knowledge, the financial statements, and other information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ JEANNE PRAYTHER

Jeanne Prayther
Chief Financial Officer and Secretary

Date: March 28, 2003

DALEEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2001 and 2002
(With Independent Auditors’ Report Thereon)

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Daleen Technologies, Inc.:

      We have audited the accompanying consolidated balance sheets of Daleen Technologies, Inc. and Subsidiaries (the Company) as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2002, as listed in item 15(a)2 of the Company’s 2002 Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daleen Technologies, Inc. and Subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $210.9 million at December 31, 2002. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

      As discussed in Note 1(m) to the consolidated financial statements, Daleen Technologies, Inc. and Subsidiaries adopted the provisions of Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,”in 2002.

/s/ KPMG LLP

Miami, Florida

January 30, 2003

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2002

	2001	2002

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$13,093	$6,589
Restricted cash	30	30
Accounts receivable, less allowance for doubtful accounts of $3,789 and $3,976 at December 31, 2001 and December 31, 2002, respectively	2,397	2,558
Costs in excess of billings	5	—
Unbilled revenue	488	203
Other current assets	431	1,022

Total current assets	16,444	10,402
Notes receivable, less reserve of $1,188 and $0 at December 31, 2001 and December 31, 2002, respectively	659	77
Property and equipment, net	2,704	1,824
Goodwill	—	5,086
Other assets	1,386	1,400

Total assets	$21,193	$18,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$678	$368
Accrued payroll and other accrued expenses	3,733	2,576
Current portion of capitalized lease	—	164
Billings in excess of costs	1,323	616
Deferred revenue	1,013	1,279
Other current liabilities	—	53

Total current liabilities	6,747	5,056
Long term portion of capitalized lease	—	26

Total liabilities	6,747	5,082
Commitments and contingencies
Minority interest	184	—
Stockholders’ equity:
Series F convertible Preferred Stock $.01 par value; 588,312 shares authorized; 247,882 and 458,224 issued and outstanding at December 31, 2001 and 2002, respectively ($110.94 per share liquidation value)	25,564	27,656
Common stock-$.01 par value; 200,000,000 shares authorized; 21,876,554 shares issued and outstanding at December 31, 2001 and 46,848,876 shares issued and 45,847,865 outstanding at December 31, 2002	219	469
Stockholders notes receivable	(241)	—
Deferred stock compensation	(88)	—
Additional paid-in capital	190,065	196,649
Accumulated deficit	(201,257)	(210,918)
Treasury stock at cost; 0 and 1,001,011 shares at December 31, 2001 and December 31, 2002, respectively	—	(149)

Total stockholders’ equity	14,262	13,707

Total liabilities and stockholders’ equity	$21,193	$18,789

See accompanying notes to consolidated financial statements.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2000, 2001 and 2002

	2000	2001	2002

	(In thousands, except per share data)
Revenue:
License fees	$26,886	$3,565	$1,450
Professional services and other	16,743	8,867	5,154

Total revenue	43,629	12,432	6,604

Cost of revenue:
License fees	682	1,646	232
Professional services and other	13,878	7,302	2,523

Total cost of revenue	14,560	8,948	2,755

Gross Margin	29,069	3,484	3,849
Operating expenses:
Sales and marketing	14,680	10,895	3,738
Research and development	27,215	12,502	3,967
General and administrative	18,210	13,820	5,817
Amortization of goodwill and other intangibles	15,205	12,014	—
Impairment of long-lived assets	—	34,604	—
Restructuring charges	—	11,763	745

Total operating expenses	75,310	95,598	14,267

Operating loss	(46,241)	(92,114)	(10,418)

Nonoperating income:
Interest income, net	2,335	875	217
Gain on sale of subsidiary	—	—	391
Other income	121	250	149

Total nonoperating income	2,456	1,125	757

Net loss	(43,785)	(90,989)	(9,661)
Preferred stock dividends arising from beneficial conversion features	—	(28,512)	—

Net loss applicable to common stockholders	$(43,785)	$(119,501)	$(9,661)

Net loss applicable to common stockholders per share — basic and diluted	$(2.02)	$(5.47)	$(0.40)

Weighted average shares — basic and diluted	21,671	21,836	23,919

See accompanying notes to consolidated financial statements.

DALEEN TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
Years Ended December 31, 2000, 2001, and 2002

	Series F Preferred
	Stock		Treasury Stock		Common Stock
							Stockholder	Deferred	Additional
	Number of		Number of		Number of	Par	Notes	Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Value	Receivable	Compensation	Capital	Deficit	Total

	(In thousands, except share data)
Balance at December 31, 1999	—	$—	—	$—	21,408,246	$214	$(202)	$(3,031)	$160,446	$(37,970)	$119,457
Additional expenses associated with initial public offering	—	—	—	—	—	—	—	—	(135)	—	(135)
Forfeiture of unvested stock options	—	—	—	—	—	—	—	444	(444)	—	—
Non-cash stock compensation	—	—	—	—	—	—	—	439	—	—	439
Exercise of stock options and warrants	—	—	—	—	373,481	4	—	—	1,593	—	1,597
Payment of stockholder note receivable	—	—	—	—	—	—	122	—	—	—	122
Non-cash interest on stockholder loan	—	—	—	—	—	—	(10)	—	—	—	(10)
Issuance of stockholder note	—	—	—	—	—	—	(184)	—	—	—	(184)
Net loss	—	—	—	—	—	—	—	—	—	(43,785)	(43,785)

Balance, December 31, 2000	—	—	—	—	21,781,727	218	(274)	(2,148)	161,460	(81,755)	77,501
Issuance of preferred stock-Series F, net	247,882	25,564									25,564
Options issued for consulting services related to Series F issuance	—	—	—	—	—	—	—	—	8	—	8
Preferred stock dividends arising from beneficial conversion features	—	—	—	—	—	—	—	—	19,067	(19,067)	—
Issuance of warrants related to Series F preferred stock	—	—	—	—	—	—	—	—	9,446	(9,446)	—
Forfeitures of unvested stock options	—	—	—	—	—	—	—	421	(421)	—	—
Non-cash stock compensation expense	—	—	—	—	—	—	—	1,639	—	—	1,639
Exercise of stock options and warrants	—	—	—	—	94,827	1	—	—	10	—	11
Payment of stockholder note receivable	—	—	—	—	—	—	53	—	—	—	53
Non-cash interest on stockholder note	—	—	—	—	—	—	(20)	—	—	—	(20)
Warrants issued-non-cash settlement expense	—	—	—	—	—	—	—	—	495	—	495
Net loss	—	—	—	—	—	—	—	—	—	(90,989)	(90,989)

Balance, December 31, 2001	247,882	25,564	—	—	21,876,554	219	(241)	(88)	190,065	(201,257)	14,262
Issuance of stock related to Abiliti asset purchase, net	115,681	2,471	—	—	11,406,284	114	—	—	1,825	—	4,410
Warrants issued for transaction costs related to Abiliti asset purchase	—	—	—	—	—	—	—	—	615	—	615
Issuance of stock related to 2002 Private Placement, net	115,681	1,953	—	—	10,992,136	110	—	—	1,210	—	3,273
Issuance of warrants related to 2002 Private Placement	—	—	—	—	—	—	—	—	648	—	648
Forfeitures of unvested stock options	—	—	—	—	—	—	—	20	(20)	—	—
Non-cash stock compensation								68			68
Conversion of preferred stock- Series F-to common stock	(21,020)	(2,332)	—	—	2,573,902	26	—	—	2,306	—	—
Payment of stockholder note receivable	—	—	—	—	—	—	73	—	—	—	73
Write-off of shareholder note receivable	—	—	—	—	—	—	28	—	—	—	28
Acquisition of treasury stock	—	—	1,001,011	(149)	—	—		—	—		(149)
Non-cash interest on stockholder note	—	—	—	—	—	—	(8)	—	—	—	(8)
Sale of PartnerCommunity, Inc.	—	—	—	—	—	—	148	—	—	—	148
Net loss	—	—	—	—	—	—	—	—	—	(9,661)	(9,661)

Balance, December 31, 2002	458,224	$27,656	1,001,011	$(149)	46,848,876	$469	$—	$—	$196,649	$(210,918)	$13,707

See accompanying notes to consolidated financial statements

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2000, 2001 and 2002

	2000	2001	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(43,785)	$(90,989)	$(9,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,092	4,304	2,747
Amortization of deferred stock compensation	439	1,639	68
Amortization of goodwill and other intangibles	15,205	12,014	—
Loss on disposal of property and equipment	—	3,185	14
Impairment of long lived assets and other assets	—	36,803	—
Bad debt expense	4,439	2,863	729
Interest income on stockholders’ notes receivable	(38)	(168)	(75)
Non-cash stock settlement expense	—	495	—
Gain on sale of subsidiary	—	—	(391)
Changes in assets and liabilities (net of effects of acquisition):
Purchased in-process research and development	—	—	104
Restricted cash	(807)	101	—
Accounts receivable	(13,850)	8,992	324
Costs in excess of billings	1,301	2,202	(51)
Unbilled revenue	(702)	350	101
Other current assets	15	(26)	(949)
Notes receivable	(304)	—	—
Other assets	(1,784)	(42)	16
Accounts payable	1,890	(2,274)	210
Accrued payroll and other accrued expenses	638	(8,314)	(1,696)
Billings in excess of costs	697	(143)	(708)
Deferred revenue	2,071	(1,931)	33
Other current liabilities	1,520	(924)	—

Net cash used in operating activities	(29,963)	(31,863)	(9,185)

Cash flows provided by financing activities:
Proceeds from sale of Series F preferred stock and warrants, net	—	25,564	3,551
Payment of capital lease	(9)	(476)	—
Net proceeds from initial public offering	(136)	—	—
Proceeds from exercise of stock options and bridge warrants	1,597	11	—
Acquisition of cash from Abiliti	—	—	92

Net cash provided by financing activities	1,452	25,099	3,643

Cash flows used in investing activities:
Sales and maturities of securities available for sale	9,385	—	—
Issuance of stockholder’s notes receivable	(3)	(1,187)	—
Proceeds from sale of fixed assets	—	—	1
Net proceeds from sale of subsidiary	—	—	68
Repayment of stockholder’s notes receivable	122	33	141
Payments related to the acquisition of Inlogic Software, Inc.	(2,246)	—	—
Payments related to the acquisition of Abiliti	—	—	(1,094)
Investment in BizProLink	(1,500)	—	—
Capital expenditures	(7,738)	(780)	(211)

Net cash used in investing activities	(1,980)	(1,934)	(1,095)

Effect of exchange rates on cash and cash equivalents	(93)	(477)	133
Net decrease in cash and cash equivalents	(30,584)	(9,175)	(6,504)
Cash and cash equivalents — beginning of period	52,852	22,268	13,093

Cash and cash equivalents — end of period	$22,268	$13,093	$6,589

Non-cash investing and financing activities (in thousands)
Capital lease additions	$721	$—	$—

Forfeiture of unvested stock options	$444	$421	$20

Sale of equipment at book value	$50	$389	$—

Issuance of notes receivable	$184	$1,241	$—

Fixed assets exchanged for receivables	$—	$—	$131

Acquisition of treasury stock in exchange of notes receivable	$—	$—	$149

Warrant received in sale of PartnerCommunity	$—	$—	$166

Conversion of preferred stock to common	$—	$—	$2,332

Issuance of common and preferred stock related to asset purchase and 2002 private placement	$—	$—	$5,017

See accompanying notes to consolidated financial statements.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2002

(1)     Description of Business and Summary of Significant Accounting Policies

(a) Business

      Daleen Technologies, Inc. (“Daleen” or the “Company”) is a global provider of advanced billing and customer care, event management, and revenue assurance software for traditional and next generation communication service providers and other technology solutions providers. Daleen’s solutions leverage the latest open Internet technologies to enable providers to enhance their operational efficiency while driving maximum revenue from their products and services. The Company’s RevChain™ billing and customer management and Simpliciti.net™ event management applications deliver interoperability with other legacy billing systems and other downstream operational support systems applications. RevChain and Simpliciti.net can be purchased as licensed software applications or as part of a turnkey solution through BillingCentral®, a carrier-class outsourcing operation. BillingCentral provides the flexibility to offer the Company’s products on a licensed basis or outsourced solution. This outsourcing solution has the capacity to provide multiple levels of services to customers of all sizes.

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

      In December 1999, the Company completed its acquisition of a wholly owned subsidiary, Inlogic Software Inc. (renamed “Daleen Canada”).

      In July 2000, the Company formed a subsidiary, PartnerCommunity, Inc. (“PartnerCommunity”). PartnerCommunity provided partner management software products and services for providers of data content and communication services. PartnerCommunity’s products enable these service providers to build their own private community to integrate business processes with their partners and business customers, and to offer partner management services. The Company sold this subsidiary in June 2002. See note 14.

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

      On October 3, 2002 the Company formed a wholly-owned subsidiary DSI, Inc. and a wholly-owned subsidiary of DSI, Inc., Daleen Solutions, Inc. (“Daleen Solutions”). These entities were formed for the purpose of purchasing the assets and assuming certain liabilities of Abiliti Solutions, Inc. (“Abiliti”) on December 20, 2002. See note 3 for description of transaction.

(b) Principles of Consolidation

      The consolidated financial statements include the accounts and operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

(c) Revenue Recognition

      The Company recognizes revenue under Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP 98-9”). SOP 98-9 requires recognition of revenue using the “residual method” when (1) there is vendor-specific objective evidence (“VSOE”) of the

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue recognition criteria in Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”) other than the requirement for VSOE of the fair value of each delivered element of the arrangement are satisfied.

      The following elements could be included in the Company’s software license arrangements with its customers:

•	Software license

•	Maintenance and support

•	Professional services

•	Third party software licenses and maintenance

•	Training

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

      Revenue related to undelivered elements of the arrangement is valued by the price charged when the element is sold separately and is recognized as follows:

•	Revenue related to customer maintenance agreements is deferred and recognized ratably using the straight-line method basis over the applicable maintenance period. The VSOE of maintenance is determined using the rate that maintenance is renewed at each year and is dependent on the amount of the license fee as well as the type of maintenance the customer chooses.

•	Professional service fees are recognized separately from the license fee since the services are not considered significant to the functionality of the software and the software does not require significant modification, production or customization. There are two types of service contracts that are entered into with customers: fixed fee and time and materials.

The Company recognizes revenue from fixed fee contracts using the percentage of completion method, based on the ratio of total hours incurred to date to total estimated labor hours. Changes in job performance, job conditions, estimated profitability and final contract settlement may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor and supplies. These costs are readily determinable since the Company uses the costs that would have been charged if the contract was a time and materials contract. Provisions for estimated losses on uncompleted contracts are recorded in the period in which losses are determined. Amounts billed in excess of revenue recognized to date are classified as “Billings in excess of costs”,

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whereas revenue recognized in excess of amounts billed are classified as “Costs in excess of billings” in the accompanying consolidated balance sheets.

Revenue related to professional services under a time and materials arrangement is recognized as services are performed.

•	Third party software is recognized when delivered to the customer. The value of third party software is based on the Company’s acquisition cost plus a reasonable margin and is readily determinable since the Company frequently sells these licenses separate of the other elements.

•	Training revenue is recognized when training is provided to customers and is based on the amount charged for training when it is sold separately.

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

      Revenue related to outsourcing services consists of monthly processing fees generated from the Company’s provision of billing and event management services. Revenue is recognized as the related services are rendered and are billed monthly based on transaction volume processed, percentage of revenue billed on behalf of customers or monthly minimum charges per contractual arrangements.

      In order to ensure that collectibility is probable, the Company performs credit reviews on each customer. If collectibility is determined to not be probable upon contract execution, revenue is recognized when cash is received.

(d) Cash and Cash Equivalents

      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(e) Notes Receivable

      Full recourse notes receivable are recorded at cost, less any related allowance for impaired notes receivable. Management, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. See note 13.

      Non-recourse notes receivable are recorded at cost, less any related allowance for the difference between the fair value of the note plus accrued interest and the fair value of the underlying collateral. See note 13.

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

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g) Software Development Costs

      The Company accounts for software development costs under Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to Be Sold, Leased or Otherwise Marketed” (“SFAS No. 86”). Under SFAS No. 86, the costs associated with software development are required to be capitalized after technological feasibility has been established. Based on the Company’s product development process, technological feasibility is generally established upon completion of the working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release are insignificant and, as a result, the Company has not capitalized any software development costs.

(h) Impairment of Long-Lived Assets

      Pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets,” (“SFAS No. 144”) long lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The asset and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

      Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

      Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for Impairment of Long-Lived Assets to be Disposed of.”

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

(j) Stock Option Plans

      The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”)

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

established accounting and disclosure requirement using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

      The fair value of each option granted to employees is estimated on the date of grant using the Black-Scholes Option Pricing model with the following assumptions:

	2000	2001	2002

Expected life	5 years	5 years	5 years
Dividends	None	None	None
Risk-free interest rate	5.32%	2.17-5.07%	1.19-3.78%
Expected volatility	125.0%	106.4%	195.6%

      Had compensation expense for the Company’s plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would have been increased to pro forma amounts indicated below (in thousands):

	2000	2001	2002

Net Loss	$(43,785)	(90,989)	9,661
Deduct Total stock based employee compensation expense determined under the fair-value based method for all rewards, net of tax	(11,342)	(6,041)	(2,915)

Proforma net loss	$(55,127)	(97,030)	(12,576)

Net loss as reported per share as reported	$(2.02)	(4.17)	(0.40)
Net loss per share proforma	$(2.54)	(4.44)	(0.53)

(k) Fair Value of Financial Instruments

      Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107”), requires disclosure of fair value of certain financial instruments. Cash and cash equivalents, restricted cash, accounts receivable, costs in excess of billings and other current assets, as well as accounts payable, accrued payroll and other accrued expenses, billings in excess of costs, deferred revenue and other current liabilities, as reflected in the consolidated financial statements, approximate fair value because of the short-term maturity of these instruments.

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

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(m) Goodwill and Other Intangible Assets

      Goodwill represents the excess of costs over the fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Goodwill and other intangible assets acquired in a purchase business combination and determined to have an infinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

      Prior to adoption of SFAS No. 142, goodwill and other intangibles was amortized on a straight-line basis over the expected periods to be benefited, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

      In 2001 goodwill represented the excess of the cost to acquire Daleen Canada over the fair value of the assets and liabilities purchased. Goodwill was being amortized on a straight-line basis over four years, the expected period to be benefited.

      Other intangibles represented the fair value of the employee work force acquired from Daleen Canada and were also being amortized over four years.

      Due to economic conditions and the Company’s past revenue performance, the Company assessed the recoverability of these intangible assets by determining whether the amortization of the goodwill and other intangible asset balances over their remaining lives could be recovered through undiscounted future operating cash flows over the remaining amortization period. The Company’s carrying value of goodwill and other intangible assets was reduced by the estimated shortfall of cash flows, discounted at a rate commensurate with the associated risks. These assets were written off during the year ended December 31, 2001. See note 5 related to impairment charges for the year ended December 31, 2001.

      At December 31, 2002, goodwill represents the excess of cost over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142 as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amortization expense related to goodwill and other intangible assets was $15.3 million and $14.4 million for the years ended December 31, 2001 and December 31, 2000, respectively. The following table reconciles previously reported net loss applicable to common stockholders as if the provisions of SFAS No. 142 were in effect in 2001 and 2000:

	2000	2001

Reported net loss applicable to common stockholders	$(43,785)	$(119,501)
Add back goodwill amortization	14,445	15,282

Adjusted net loss applicable to common stockholders	$(29,340)	$(104,219)

Net loss applicable to common stockholders per share — basic and diluted:
Reported net loss applicable to common stockholders per share	$(2.02)	$(5.47)
Goodwill amortization	0.67	0.70

Adjusted net loss applicable to common stockholders per share	$(1.35)	$(4.77)

(n) Basic and Diluted Net Loss per Share

      Basic and diluted net loss applicable to common stockholders per share was computed by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for each period presented. Common stock equivalents were not considered for each of the years in the three-year period ended December 31, 2002 since their effect would be antidilutive. Common stock equivalents amounted to 56,144,804 and 30,631,828 shares as of December 31, 2002 and 2001, respectively. Net loss applicable to common stockholders differs from net loss in the year ended December 31, 2001 due to the preferred stock dividends arising from the beneficial conversion features from the sale (“2001 Private Placement”) of the Series F convertible preferred stock (“Series F preferred stock”) and warrants to purchase additional shares of Series F preferred stock (“Series F Warrants”). See note 6.

(o) Comprehensive Income

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS No. 130”). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements and (b) display the accumulated balance of other comprehensive income separately from accumulated deficit and additional paid in capital in the equity section of the balance sheets. Comprehensive income is defined as a change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. There were no differences between net loss and comprehensive loss for each of the years in the three-year period ended December 31, 2002.

(p) Foreign Currency Translation

      The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using the current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates prevailing during the year. The adjustments resulting from the translation of foreign currency financial statements for the three-year period ended December 31, 2002 were immaterial and were recorded in the consolidated statements of operations for the respective periods.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company enters into transactions based on the Company’s local currency, which results in limited foreign currency risk. The Company did not engage in foreign currency hedging in the three-year period ended December 31, 2002.

(q) Segment Information

      Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information (“SFAS No. 131”) establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The Company operates in one segment for management reporting purposes. Although the Company has subsidiaries, the Company does not assess the performance of its subsidiaries on a stand-alone basis. The revenue generated by the foreign operations of the Company was not material in the periods presented.

(r) Derivatives

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133). SFAS No. 133 established accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133, as amended, is effective for all quarters beginning after June 15, 2000. The Company adopted SFAS No. 133 in July 2000. The adoption of SFAS No. 133 did not have an affect on the Company’s consolidated financial position or results of operations since the Company has no derivative instruments or participates in hedging.

(2)     Liquidity

      The Company continued to experience operating losses during the year ended December 31, 2002 and had an accumulated deficit of $210.9 million at December 31, 2002. Cash and cash equivalents at December 31, 2002 was $6.6 million. Cash used in operations for the year ended December 31, 2002 was $9.2 million which was principally used to fund the operating losses.

      The Company reduced operating expense levels and cash usage requirements in the year ended December 31, 2002 through various restructuring activities (see note 4).

      The Company continues to manage the use of cash. The Company believes the cash and cash equivalents at December 31, 2002 together with the reduced cost structure, the acquisition of the revenue stream expected from the Billing Central service offering as well as the Company’s 2003 anticipated revenue, may be sufficient to fund operations for the foreseeable future. However, the telecommunications and software industries are still faced with many challenges. In addition, there is a high business concentration risk with certain of the Company’s outsourcing services customers and if any of these customers were to terminate their agreement it would severely impact the Company’s operations. The Company provides outsourcing services to a large customer pursuant to a contract expiring at the end of December 2003. In addition, the customer has financial restraints. If this customer were to cease doing business with the Company for any reason it may be required to further reduce operations and/or seek additional public or private equity financing or financing from other sources or consider other strategic alternatives. There can be no assurances that additional financing or strategic alternatives will be available, or that, if available the financing or strategic alternatives will be obtainable on terms acceptable to the Company or that any additional financing would not be substantially dilutive to existing stockholders. If this customer were to cease doing business with Daleen and the Company failed to obtain additional financing or failed to engage in one or more strategic alternatives it may have a material adverse affect on the Company’s ability to meet financial obligations and to continue to operate as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)     Asset Purchase and 2002 Private Placement

      On December 20, 2002, pursuant to an Asset Purchase Agreement dated October 7, 2002 (the “Asset Purchase Agreement”), Daleen Solutions, a wholly-owned subsidiary of Daleen, consummated its purchase (the “Asset Purchase”) of substantially all of the assets and assumption of certain liabilities of Abiliti. Abiliti is a provider of carrier-class telecommunications billing, rating, and event management solutions. Daleen Solutions intends to continue such use of the assets acquired in the Asset Purchase. As consideration for the Asset Purchase, Daleen issued to Abiliti 11,406,284 shares of common stock, 115,681 shares of Series F preferred stock and warrants to purchase 5,666,069 additional shares of common stock at an exercise price of $0.9060 per share (the “Asset Purchase Warrants”). The total consideration of the Asset Purchase amounted to $6.1 million.

      Concurrently with the consummation of the Asset Purchase, on December 20, 2002, pursuant to an Investment Agreement dated October 7, 2002 (the “Investment Agreement”), Daleen completed its private placement of 10,992,136 shares of common stock, 115,681 shares of Daleen Series F convertible preferred stock, warrants to purchase 5,666,069 additional shares of common stock at an exercise price of $0.906 (the “Investment Warrants”) per share, and warrants to purchase 500,000 additional shares of common stock at an exercise price of $0.17 per share (the “Additional Warrants”), for total proceeds of $5.015 million in cash (the “2002 Private Placement”). The purchasers in the 2002 Private Placement were Behrman Capital II L.P. and Strategic Entrepreneur Fund II, L.P. (collectively, the “Behrman Funds”), which are related entities and stakeholders of Abiliti. The proceeds of the 2002 Private Placement will be used for working capital and general corporate purposes.

      The terms of the Series F preferred stock are identical to the previously outstanding Series F preferred stock. See terms of Series F preferred stock in note 6.

      The stockholders of Daleen approved the Asset Purchase and the 2002 Private Placement, including an amendment to Daleen’s Certificate of Incorporation to amend the terms and preferences of the Series F preferred stock, at a special meeting of Daleen’s stockholders held on December 20, 2002.

      The Asset Purchase Warrants and Investment Warrants may not be exercised prior to June 20, 2003, subject to acceleration in certain circumstances and expire on June 7, 2006. The fair value of each of the Asset Purchase Warrants and Investment Warrants issued is approximately $580,000 using the Black-Scholes Model. The Additional Warrants may not be exercised prior to December 20, 2003, subject to acceleration in certain circumstances and expire on June 7, 2006. The fair value of the Additional Warrants issued is approximately $69,000 using the Black Scholes Model. The Company uses the following assumptions in calculating the fair value of the Asset Purchase Warrants, Investment Warrants and Additional Warrants:

Expected Life	3.5 years
Dividends	None
Risk-free interest rate	2.15%
Expected volatility	137.26%
Stock price	$0.17 per share for Additional warrants
$0.9060 per share for Investment Warrants and Asset Purchase Warrants

      In connection with the Investment Agreement, Abiliti, the Behrman Funds, HarbourVest Partners V — Direct Fund, L.P. and HarbourVest Partners VI — Direct Fund, L.P. entered into a supplemental voting agreement. This supplemental voting agreement provides that each party will vote their shares of Daleen common stock and Series F preferred stock at Daleen’s 2003 Annual Meeting of Stockholders for the election of two directors designated by the Behrman Funds and one director designated by HarbourVest Partners V — Direct Fund, L.P. and HarbourVest Partners VI — Direct Fund, L.P. The parties to this supplemental voting

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement control a sufficient amount of Daleen’s voting power to elect the directors as contemplated by the supplemental voting agreement. The supplemental voting agreement will terminate on the final adjournment of Daleen’s 2003 Annual Meeting of Stockholders.

      Daleen has agreed to file up to three registration statements at any time after the closing of the transactions upon the demand of holders of more than a majority of, and covering, the following (i) the common stock issuable upon conversion of the Series F preferred stock issued in each of the Asset Purchase and the 2002 Private Placement, (ii) the common stock issued in the Asset Purchase and the 2002 Private Placement, and (iii) the common stock issuable upon exercise of the warrants issued in the Asset Purchase and the 2002 Private Placement.

      The Asset Purchase resulted in a charge of $104,000 related to the write-off of purchased in-process research and development. In-process research and development relates to the development of Abiliti’s products at the time of the Asset Purchase. The products were in the early stages of their development and were undergoing further development and integration with Daleen’s products. The value assigned to in-process research and development was determined based on management’s estimates of the percentage of completion of the underlying development effort, resulting net cash flows from Abiliti’s products and the discounting of such cash flows back in their present value.

      The Asset Purchase was accounted for as a purchase transaction and accordingly, the acquisition price was allocated to the acquired assets and assumed liabilities based on their estimated fair value as of the acquisition date. The excess of the consideration paid over the estimated fair value of net assets and purchase in-process research and development acquired was recorded as goodwill.

      The consolidated statement of operations for the year ended December 31, 2002 included the operating results of Daleen Solutions from the date of acquisition. The preliminary purchase price was allocated as follows (in thousands):

Purchase in-process research and development	$104
Net assets	$921
Goodwill	$5,086

$6,111

      The following unaudited proforma results of operations of the Company for the year ended December 31, 2002 assume the acquisition occurred as of January 1, 2002. The costs associated with the in-process research and development of $104,000 were not included in the proforma results in 2001 since they are considered to be a non-recurring charge in 2002. The proforma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would have actually occurred had the combinations been in effect on the dates indicated, or which may occur in the future. The unaudited proforma results of operations are as follows (in thousands):

	2001	2002

Total Revenue	$27,501	$18,246

Net loss applicable to common stockholders	$(121,910)	$(11,274)

Net loss applicable to common stockholders per share basic and diluted	$(2.76)	$(0.25)

Weighted average outstanding shares	44,234	45,447

      The proforma revenue amounts above include a high business concentration risk due to three customers amounting to approximately 60% (unaudited) of the total proforma revenue in 2002 and 48% (unaudited) in 2001.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)     Restructuring Activities

      On January 4, 2001, the Company’s Board of Directors formally approved a plan to reduce operating expenses. The process culminated with the announcement on January 5, 2001 (the “January Restructuring”) that the Company was taking certain specific cost reduction measures. The Company recorded a $3.0 million restructuring charge for the year ended December 31, 2001 related to the January Restructuring. Such charge included the estimated costs related to workforce reductions, downsizing of facilities, asset writedowns and other costs. Management implemented these actions associated with the January Restructuring immediately following the January 5, 2001 announcement.

      The workforce reductions associated with the January Restructuring included the termination of approximately 140 employees throughout the Company’s Boca Raton, Florida; Atlanta, Georgia; and Toronto, Ontario, Canada facilities and included employees from substantially all of the Company’s employee groups. The downsizing of facilities included the downsizing of the Atlanta and Toronto facilities to one floor at each location. The asset writedowns were primarily related to the disposition of duplicative furniture and equipment and computer equipment from terminated employees, which was not resalable. Other costs included costs incurred that are no longer going to provide benefit to the Company such as recruiting fees and relocation costs related to employment offers that were rescinded, penalties for cancellation of a user conference and trade show and other miscellaneous expenses.

      In late March 2001, management initiated a second business review to identify additional areas for cost reductions. As a result, the Company’s Board of Directors formally approved and the Company announced a plan on April 10, 2001 (the “April Restructuring”) to further reduce operating expenses. The Company recorded a $4.8 million restructuring charge for the year ended December 31, 2001 in connection with the April Restructuring. Such charge included the estimated costs related to workforce reductions, closing of facilities, asset writedowns and other costs. Management implemented these actions immediately following the April 10, 2001 announcement.

      The workforce reductions associated with the April Restructuring included the termination of 193 employees throughout all of the Company’s facilities. The Company consolidated its North American workforce into its Boca Raton corporate offices and closed its Toronto and Atlanta facilities. In addition, the Company consolidated its North American research and development and professional services resources and further reduced its administrative support functions. The asset writedowns were primarily related to computer equipment from terminated employees, which was not resalable. Other costs included accounting and legal fees, penalties for cancellation of software maintenance contracts in Atlanta and Toronto and penalties for cancellation of a trade show.

      In October 2001, management initiated a third business review to continue to identify areas for cost reduction. As a result, the Company’s Board of Directors formally approved a plan to further reduce operating expenses on October 19, 2001 (the “October Restructuring”). Management began to implement these actions immediately following the October 19, 2001 announcement. The Company recorded a restructuring charge of $4.1 million in the year ended December 31, 2001 in connection with the October Restructuring. Such charge included the estimated costs related to workforce reductions due to the termination of 75 employees throughout all of the employee’s groups, further downsizing of facilities which included lease buyout charges of $1.4 million, asset writedowns, and other costs which were comprised mostly of accounting and legal fees associated with the October Restructuring.

      In May 2002, management initiated another business review continuing to identify additional areas for cost reduction. As a result, the Company’s Board of Directors formally approved a plan to further reduce operating expenses on May 13, 2002 (the “2002 Restructuring”). On May 14, 2002 we announced and immediately began to implement the 2002 Restructuring. The Company recorded a $745,000 restructuring charge for the year ended December 31, 2002 related to the 2002 Restructuring. Such charge included the

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated costs related to workforce reductions, due to termination of 35 employees from substantially all of the Company’s employee groups.

      The January Restructuring, April Restructuring, October Restructuring, and 2002 Restructuring encompassed the following components (in thousands):

	January	April	October	2002
	Restructuring	Restructuring	Restructuring	Restructuring	Total

Employee termination benefits	$1,405	$3,193	$1,641	$745	$6,984
Facility costs/rent on idle facilities	854	1,274	443	—	2,571
Asset writedowns (see note 5)	620	240	1,999	—	2,859
Other costs	114	58	32	—	204
Foreign currency translation charges	—	—	—	—	(110)

	$2,993	$4,765	$4,115	$745	$12,508

      The costs were from the following financial statement captions (in thousands):

	January	April	October	2002
	Restructuring	Restructuring	Restructuring	Restructuring	Total

Costs of sales — professional services	$387	$1,198	$134	$140	$1,859
Research and development	522	1,392	694	168	2,776
Sales and marketing	278	725	568	148	1,719
General and administrative	1,806	1,450	2,719	289	6,264

	$2,993	$4,765	$4,115	$745	$12,618

      Included in the above totals is $110,000 related to foreign currency translation exchange losses.

      Amounts charged against the restructuring accrual for the year ended December 31, 2002 were as follows (in thousands):

	January	April	October	2002
	Restructuring	Restructuring	Restructuring	Restructuring	Total

Employee termination benefits	$1,405	$3,193	$1,641	$666	$6,905
Facility costs/rent on idle facilities	789	1,274	443	—	2,506
Asset writedowns	620	240	1,999	—	2,859
Other costs	114	58	32	—	204
Foreign exchange currency translation changes	—	—	—	—	(110)

	$2,928	$4,765	$4,115	$666	$12,364

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2002, a restructuring accrual remains on the consolidated balance sheet in accrued payroll and other accrued expenses consisting of the following components (in thousands):

Employee termination benefits	$79
Facility costs/rent on idle facilities	65

$144

(5)     Impairment Charges

      The Company recorded an impairment charge for the year ended December 31, 2001 related to the following (in thousands):

Employee workforce — other intangible	$1,545
Property and equipment	1,888
Goodwill	31,171

$34,604

      Due to the Company’s operating results and the various restructuring activities initiated as described in note 4, the Company performed an evaluation of the recoverability of the employee workforce intangible asset under SFAS No. 121 in March 2001. Management determined that this asset was impaired and recorded an impairment charge of approximately $1.5 million for the year ended December 31, 2001.

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

      In 2001, the Company reduced goodwill by approximately $1.1 million due to its decision that it will no longer promote and license certain gateway products that it originally acquired as a result of its acquisition of Daleen Canada in December 1999. The development of these gateway products was in process at the time of the Daleen Canada acquisition and was subsequently completed. In connection with this decision, the Company accelerated the amortization for a proportionate amount of goodwill related to these products. In addition, due to economic conditions and the Company’s past revenue performance, the Company assessed the recoverability of goodwill by determining whether the amortization of the goodwill over the remaining life can be recovered through undiscounted future operating cash flows. The Company’s carrying value of goodwill was reduced by the estimated shortfall of cash flows, discounted at a rate commensurate with the associated risks. This amounted to an additional reduction of goodwill in the amount of $30.1 million for the year ended December 31, 2001.

(6)     Series F Preferred Stock

      On March 30, 2001, the Company entered into definitive agreements (collectively, the “Purchase Agreements”) for the 2001 Private Placement of $27.5 million of Series F preferred stock and Series F Warrants. Pursuant to the terms of the Purchase Agreements, the Company consummated the 2001 Private Placement on June 7, 2001. The Company received net proceeds on June 7, 2001 of approximately $25.7 million from the 2001 Private Placement. The consummation of the 2001 Private Placement was subject to the receipt of approval from the Company’s stockholders, including approval of an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of common stock to 200 million shares and to create and designate the Series F preferred stock. The Company’s stockholders approved the 2001 Private Placement and the related amendments to the certificate of incorporation at the Company’s annual meeting of stockholders held on June 7, 2001.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pursuant to the terms of the Purchase Agreements, the Company issued and sold (i) an aggregate of 247,882 shares of Series F preferred stock and (ii) Series F Warrants to purchase an aggregate of 109,068 shares of Series F preferred stock, including a Series F Warrant that the Company issued to the placement agent. Purchasers of Series F preferred stock received Warrants to purchase an aggregate of 99,153 shares of Series F preferred stock. Additionally, we issued to Robertson Stephens Warrants for the purchase of 9,915 shares of Series F preferred stock. The Series F Warrants have an exercise price of $166.41 per share of Series F preferred stock and are exercisable at any time for a period of five years following the closing of the Private Placement. The exercise price per share is equal to 150% of the Original Price.

      The purchase price per share of the Series F preferred stock (without giving effect to the allocation of any part of the purchase price to the Series F Warrants) was $110.94, which is equal to (i) $1.1094, the average closing price per share of the Company’s common stock during the ten trading days ending on March 30, 2001, multiplied by (ii) 100, the number of shares of common stock initially issuable upon conversion of a share of Series F preferred stock.

      Each share of Series F preferred stock is convertible at any time at the option of the holder into shares of the Company’s common stock. The number of shares of common stock issuable upon conversion of a single share of Series F preferred stock is determined by dividing the original price per share of the Series F preferred stock, or $110.94, by the conversion price in effect on the date of conversion. The current conversion price of the Series F preferred stock is $0.9060 after giving effect to a one-time reset following our earnings release for the quarter ended June 30, 2001. Based on the reset conversion price established by the July 26, 2001 final Earnings Release and pursuant to the terms of the Purchase Agreements, each share of Series F preferred stock is convertible into 122.4503 shares of common stock.

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

      The Series F preferred stock will automatically convert into common stock at any time after March 30, 2002 if the common stock trades on The Nasdaq or a national securities exchange at a price per share of at least $3.3282 for ten trading days within any twenty-day trading period. The Series F preferred stock is not subject to automatic conversion if our common stock is not then listed for trading on the Nasdaq National Market or a national security exchange.

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

      The Series F Warrants issued are exercisable at any time for a period of five years. The fair value of all warrants issued to the holders of the Series F preferred stock was approximately $9.4 million using the Black-Scholes at the grant date. The Company used the following assumptions in the Black-Scholes model.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(7)     Property and Equipment, Net

      Property and equipment, net consist of the following at December 31 (in thousands):

			Estimated
	2001	2002	Useful Life

Computer hardware	$4,327	$4,198	3-5 years or lease term
Purchased computer software	1,934	1,952	3-5 years
Office furniture and equipment	1,367	1,116	5-7 years or lease term
Leasehold improvements	860	1,027	lease term
Patents and trademarks	69	107	20 years

	8,557	8,400
Less accumulated depreciation and amortization	(5,853)	(6,576)

Property and equipment, net	$2,704	$1,824

      For the year ended December 31, 2000, 2001, and 2002 depreciation and amortization expense related to property and equipment was approximately $1.6 million, $2.4 million and $3.0 million, respectively.

(8)     Income Taxes

      Pretax losses are derived from the following sources (in thousands):

	2000	2001	2002

Domestic	$33,626	$82,185	$9,146
Foreign	10,159	8,804	515

	$43,785	$90,989	$9,661

      The Company did not recognize an income tax benefit for any of the years in the three year period ended December 31, 2002. This differed from an income tax benefit computed by applying the Federal income tax rate of 34 percent to pretax losses as a result of the following (in thousands):

	2000	2001	2002

Computed “expected” tax benefit	$14,887	$30,936	$3,285
Increase (reduction) in income taxes resulting from:
State income taxes (net of federal benefit)	1,562	3,197	328
Increase in the valuation allowance for deferred tax assets	(16,876)	(33,449)	(3,389)
Other items	427	(684)	(224)

	$—	$—	$—

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2001 and 2002, are presented below (in thousands):

	2001	2002

Deferred tax assets:
Net operating loss carryforwards	$42,523	$47,527
Depreciation and amortization	560	136
Daleen Canada goodwill	20,133	18,146
Allowance for doubtful accounts	1,882	1,449
Research and experimentation credit carryforwards	1,664	1,664
Accrued expenses	814	452
Other	821	830

Gross deferred tax assets	68,397	70,204
Less valuation allowance	(67,887)	(70,204)

Total deferred tax asset	$510	$—
Deferred tax liabilities:
Costs in excess of billings	510	—

Net deferred tax asset	$—	$—

      Realization of deferred tax assets is dependent upon generating sufficient taxable income. Management believes that it is more likely than not that these assets will not be realized and, therefore, has established a valuation allowance for the entire deferred tax assets, net of the deferred tax liabilities. The valuation allowance increased $2.3 million and $33.4 million for the years ended December 31, 2002 and 2001, respectively. Of the total increase in the valuation allowance (net of $1.1 million attributed to the sale of PartnerCommunity) for the years ended December 31, 2002 and 2001, approximately $0 and $37,000 respectively was attributed to net operating losses generated from the exercise of non-statutory employee stock options, the benefit of which will be credited to additional paid-in capital when realized.

      Net operating loss carryforwards for U.S. and State income tax purposes amount to approximately $122.0 million and expire through year 2022. Of the total net operating loss carry forward, the future utilization of approximately $14,842,000 will be subject to an annual limitation prescribed by the tax law as a result in a change in the ownership of the Company which occurred in 1998. In addition, approximately $66,900,000 of net operating losses will be limited due to the 2001 Private Placement. Total net operating loss carryforwards includes approximately $1,749,000 of tax benefits from the exercise of employee stock options that expire through year 2021 and will be credited to additional paid-in capital when they are realized. In addition, the Company has net operating loss carryforwards for Canada of approximately $22,000,000, which expire through year 2008.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)     Accrued Payroll and Other Accrued Expenses

      Accrued payroll and other accrued expenses consist of the following at December 31 (in thousands):

	2001	2002

Accrued payroll and related expenses	$1,322	$1,571
Due to subcontractors	167	194
Accrued bonuses	214	—
Accrued accounts payable	15	15
Accrued software licenses	290	46
Sales tax payable	201	72
Accrued professional fees	630	377
Restructuring accrual	652	144
Other accrued expenses	242	157

	$3,733	$2,576

(10)     Commitments

(a) Leases

      The Company entered into agreements to lease office facilities and certain equipment in Boca Raton, Florida; Atlanta, Georgia; St. Louis, Missouri; and Toronto, Ontario, Canada. These operating leases expire on various dates through August 2004. The facilities in Atlanta and Toronto were closed during 2001. The leases were either bought out and terminated or the space is currently being sublet. See note 4 on restructuring activities.

      The acquisition of Abiliti included certain computer hardware and furniture and equipment that are under capital leases which expire on various dates through February 2004. The gross amount of the leased equipment and related accumulated amortization recorded under capital leases are as follows (in thousands):

Furniture and Equipment	$1,515
Less accumulated amortization	(1,350)

$165

      Future minimum lease payments under non cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2002 are as follows (in thousands):

Year Ending December 31:	Capital Leases	Operating Leases

2003	$178	$1,590
2004	27	710

Total minimum lease payments	205	2,300

Less amount representing interest	15

Present value of minimum capital lease payments	$190
Less current installment of obligations under capital lease payments	164

Obligation under capital leases, excluding current installment	$26

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company subleases some office space in Toronto and in Atlanta. The amounts of minimum operating lease payments reflected in the above table are offset by future minimum rental receipts from sub lessee of $233,089 and $131,511 in years 2003 and 2004, respectively.

      Total rent expense for operating leases was $2,648,113, $3,611,288 and $901,918 for the years ended December 31, 2000, 2001 and 2002, respectively. The expense for year 2001 and 2002 was offset by $137,606 and $268,154 of sublet income. In addition to rent payments, the Company paid $1,646,354 for lease termination agreements in Atlanta, Toronto and Boca Raton, which was included in restructuring charges for the year ended December 31, 2001. See note 4.

(b) Contribution Plans

      Daleen Technologies, Inc. 401(k) Profit Sharing Plan (“the Plan”) covers substantially all of its U.S. employees. In 2000, 2001, and through July 12, 2002 the Company matched 35% of the employees’ contribution, up to a maximum of 8 percent deferral made by the employees. The Company match was terminated on July 13, 2002. The Plan allows for discretionary contributions from the Company. The total expense associated with the Plan for 2000, 2001, and 2002 was $571,587, $185,507, and $75,423 respectively.

      In 2000, Daleen Canada established a Group Retirement Plan (the “Daleen Canada Plan”). The Daleen Canada Plan consisted of a Deferred Profit Sharing Plan (DPSP) and a Group Registered Retirement Savings Plan (RRSP). The Daleen Canada Plan covered substantially all of its Canadian employees. The Plan contributed to the DPSP $0.35 for each $1.00 of employee contribution to the RRSP, to a maximum of 2.8% of total earnings subject to maximum limits set by the Income Tax Act. The total expense for this plan was $25,489 in the year 2000 and $28,854 in the year 2001. The Plan is currently inactive due to the implementation of the April Restructuring and termination of all of the Canadian employees.

(c) Employment Agreements

      The Company has an employment agreement with specified employment terms with one executive that provides for an annual base salary which may be increased at the discretion of the Company’s Board of Directors or compensation committee and periodic stock option grants subject to the approval by the compensation committee of the Company’s Board of Directors. He will be eligible to receive a bonus for meeting certain goals and will be eligible to receive compensation under a long term incentive plan subject to the approval of the Company’s Board of Directors or compensation committee. The term of the agreement is three years with automatic one year extensions unless 90 day written notice is given and provides for an annual base salary of $350,000. This agreement provides for severance payments of up to two years base salary.

      The Company also has agreements with other executive officers and senior management employees which provide for severance payments of up to one years base salary and they also have bonus provisions included.

(11)     Stockholders’ Equity

(a) Stock Options

      The Company has eight stock option plans: the 1994 Employee Non-Qualified Stock Option Plan (“the 1994 Plan”), the 1995 Qualified Employee Incentive Stock Option Plan (“the 1995 Plan”), the 1996 Employee Non-Qualified Stock Option Plan (“the 1996 Plan”), the 1997 Employee Incentive Stock Option Plan (“the 1997 Plan”), the 1998 Non-Qualified Employee Stock Option Plan (“the 1998 Plan”), the 1998 Qualified Employee Incentive Stock Option Plan (“the 1998 ISO Plan”), the Amended and Restated 1999 Stock Incentive Plan (“the 1999 Plan”) and the 2001 Broad-Based Stock Incentive Plan (“the 2001 Plan”). Each Plan provides that the exercise price of the options granted will be issued at no less than the fair market

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the underlying common stock at the date of grant. A summary of the Company’s stock option plans is presented below:

	Shares
	Authorized
	for Issuance		Contractual Life of
	Under Plan	Vesting Period	Options

1994 Plan	125,000	100% upon grant	5 years from grant
1995 Plan	200,000	100% upon grant	5 years from grant
1996 Plan	400,000	100% upon grant	5 years from grant
1997 Plan	200,000	1/3 each year for first three years from grant	5 years from grant
1998 Plan	500,000	23% to 50% per year beginning one year from grant	5 years from grant
1998 ISO Plan	1,600,000	25% each year for first four years from grant	5 years from grant
1999 Plan	8,790,145	25% each year for first four years from grant	10 years from grant
2001 Plan	2,000,000	Discretion of the Board of Directors	10 years from grant

      The 1999 Plan authorizes the Company to automatically adjust the number of shares of common stock available for issuance on the first day of each fiscal year beginning in 2000, up to an annual increase of 5,000,000 shares subject to a maximum of 20% of the fully-diluted shares outstanding at the time. The annual increase in 2001 was reduced to a maximum of 3,000,000 shares pursuant to an amendment to the 1999 Plan approved by Board of Directors. The number of shares authorized under the 1999 Plan was increased to 8,790,145 shares in 2002.

      The options issued in 2001 under the 2001 Plan have a vesting period of two years from grant. The options issued in 2002 under the 2001 Plan have a vesting period of four years from grant.

      A summary of the status of the Company’s stock option plans, as of December 31, 2000, 2001 and 2002, and changes during the years then ended, is presented below:

	2000		2001		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	3,794,256	10.58	5,420,963	11.75	5,740,532	5.33
Granted	2,702,076	13.35	4,196,851	0.96	162,500	0.19
Exercised	(391,006)	2.88	(94,827)	0.23	—	—
Forfeited	(684,363)	17.04	(3,782,455)	9.94	(2,810,289)	5.53

Outstanding at end of year	5,420,963	11.75	5,740,532	5.33	3,092,743	4.82

Options exercisable at end of year	1,252,384	7.58	1,730,079	8.24	1,556,270	6.29

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

	Options Outstanding
				Option Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$.11-.18	87,500	9.33	$.16	—	$—
$.30-.35	545,500	8.87	.35	130,125	.35
$.38-$.85	241,675	8.41	.80	97,576	.81
$.86 to .88	870,125	8.54	.88	446,811	.88
$1.03-$1.88	225,154	8.06	1.82	59,080	1.82
$2.19-$3.25	313,760	.98	3.24	307,860	3.25
$3.44-$9.44	311,323	7.67	8.28	182,314	8.37
$10.38-$21.38	460,456	7.09	18.94	309,318	19.36
$21.88-$38.81	36,250	7.06	26.43	22,436	27.01
$52.69	1,000	6.90	52.69	750	52.69

	3,092,743	7.49	$4.82	1,556,270	$6.29

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

(b) Warrants

      In addition to the Series F Warrants, described in note 6 and the Investment Warrants, Asset Purchase Warrants and Additional Warrants described in note 3, the Company has outstanding warrants for the purchase of 1,229,147 shares of common stock at December 31, 2002. 750,000 of these warrants were issued in connection with a legal settlement (see Note 16). Warrants for the purchase of 1,035,000 shares of common stock expire in 2003. The remaining warrants were issued in connection with issuance of debt in 1997 and 1998 with exercise prices between $3 to $4 per share. These warrants expire in 2003.

(12)	Business and Credit Concentrations

      There were no sales during the year ended December 31, 2000 to any customers which represented greater than 10% of total revenue. For the year ended December 31, 2001, 27% of the Company’s total revenue was attributed to two customers. Sales to two customers accounted for 15% and 12%. For the year ended December 31, 2002, 14% of the Company’s total revenue was attributed to one customer. For the three-year period ended December 31, 2002, all of the Company’s sales were to customers in or related to the telecommunications industry. In addition, there were accounts receivable from two customers and four customers at December 31, 2001 and 2002 respectively, each of which exceeded 10% of total accounts receivable and aggregated approximately $3,154,212 and $4,566,262 respectively. See unaudited proforma business concentration risk in Note 3.

      The Company estimates an allowance for doubtful accounts based on an analysis of collections in prior years, the credit worthiness of its customers, general economic conditions and other factors. The current financial difficulties in the target markets the customers operate in and the recent economic downturn caused

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company to increase its allowance for doubtful accounts for the years ended December 31, 2001 and 2002. Consequently, the continuation of these factors could affect the Company’s estimate of its doubtful accounts.

(13)	Related Party Transactions

      Science Applications International Corporation (“SAIC”) through its subsidiary SAIC Venture Capital Corporation, is a significant stockholder of the Company. Revenue related to SAIC for the years ended December 31, 2002, 2001 and 2000 was $101,800, $36,893, and $382,603, respectively. SAIC owns 44% of the voting stock of Danet, Inc. (“Danet”) and 100 percent of the voting stock of Telcordia Technologies, Inc. (“Telcordia”). Danet is a customer and a distributor of the Company’s products. Revenue related to Danet for each of the years in the three year period ended was less than one percent. The Company paid Danet, in its capacity as a subcontractor for assistance with product development services $144,862, $249,018 and $0 for the years ended December 31, 2000, 2001, and 2002 respectively. The Company has a strategic alliance relationship and an OEM Agreement with Telcordia. Revenue related to Telcordia for the years ended December 31, 2002, 2001 and 2000 was $665,150, $219,315, and $0.

      In January 2001, the Company loaned $1,237,823 to its then Chairman, President and Chief Executive Officer and his limited partnership (collectively “the Makers”). The loan bore interest at a rate of 8.75% per annum. The principal was payable in full January 31, 2006 with interest payable annually on January 31 of each year. The loan was secured by 901,945 shares of the Company’s common stock, and was non-recourse to the Makers except to the extent of 901,945 shares of the Company’s common stock held as the collateral. On January 31, 2002, an interest payment of $119,871 was due and payable. The interest payment was not made and as a result the loan was in default. Pursuant to the terms of the loan, the Company gave notice of default. On September 11, 2002, the makers surrendered the Company’s common stock held as collateral for the loan to the Company and the loan was deemed satisfied. The stock was recorded as treasury stock at a value of $135,292 or $0.15 per share (the closing price per share on The Nasdaq SmallCap Market on September 11, 2002). As a result of the loan being non-recourse, the Company had previously recorded a reserve for the difference between the face value of the loan plus accrued interest and the fair market value of the underlying collateral at the end of each period. The loan was written off in 2002.

      The Company has made loans to several executive officers who are no longer employed with the Company and other employees for purposes of providing funds primarily for the payment of tax obligations resulting from the exercise of options to purchase the Company’s common stock. The loans bear interest at a rate of 8.75% per annum. All principal and accrued interest payable under the notes were due not later than five years from their issue date. The loans are full recourse. Additionally, each borrower has pledged the common stock issued upon exercise of his options as security for the loan. As of December 31, 2001 and 2002, the balance on these loans was approximately $500,000, and $77,000 respectively with an allowance for impairment of $113,793 and $0 at December 31, 2001 and 2002 respectively. During 2002, one of the original loans was paid in its entirety; two of the loans were partially paid, the collateralized stock surrendered, and the remainder written off. The stock was recorded as treasury stock at various values depending on the price per share on the surrender date. All loans were deemed satisfied.

      The Company also had loans to executive officers who are longer employed with the Company for purposes of providing funds for the exercise of vested, non-qualified stock options. The loans bore interest at a rate of 8.75% per annum. These loans were full recourse against the borrower. In addition, each officer pledged the stock issued upon exercise of the non-qualified option as security for his respective loan. As of December 31, 2001, and 2002, the aggregate outstanding balance on these loans was approximately $241,000 and $0 respectively. During 2002, two of these loans were partially paid, the collateralized stock surrendered and the balance written off. The stock was recorded as treasury stock at various values depending on the price per share on the surrender date.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Total bad debt expense related to the write-off of notes receivable for the year ended December 31, 2002 was $458,426.

      BizProLink.Com, Inc. (“BizProLink”), a nonpublic entity, is a customer of the Company. BizProLink purchased a software license from the Company. Revenue recognized related to BizProLink during the years ended December 31, 2000, 2001, and 2002 amounted to $897,500, $422,300, and $0 respectively. In November 2000, the Company purchased 296,699 shares of Series B Convertible Preferred Stock, $.001 par value, from BizProLink for $1,500,000. The purchase agreement contains a call provision, which states that any time after the fifth anniversary of the Closing Date, and before consummation of an initial public offering, BizProLink, Inc. has the right but not the obligation, to repurchase all the Series B Preferred Stock at a price per share equal to the greater of (i) the fair value thereof as determined in writing by an Independent Investment Bank mutually acceptable to the Company and BizProLink and (ii) the price per share at which the Series B Preferred Stock was issued as adjusted for stock splits or similar transactions. The investment was written down to $500,000 during 2001 due to BizProLink receiving a lower valuation since the initial investment. The investment in BizProLink is included in other assets in the accompanying balance sheets.

(14)	Sale of Subsidiary

      On June 24, 2002, the Company sold all of its common and preferred stock in PartnerCommunity, a majority owned subsidiary, in exchange for net cash proceeds of approximately $69,000; a promissory note for $200,000 payable in 30 months which bears interest at a rate of 8% per year payable annually; and five year warrants to purchase 1,200,000 shares of PartnerCommunity preferred stock at a price of $0.10 per share. The estimated fair value of the warrants of $165,700 was recorded as an other asset in the accompanying balance sheet. The fair value of the warrants was calculated using the Black-Scholes model. The investment in PartnerCommunity was evaluated for impairment and no write-down was necessary for the year ended December 31, 2002. The Company recorded a gain on sale of the subsidiary of approximately $391,000 in the year ended December 31, 2002.

      The Company placed a 100% reserve against the note receivable due to the long term nature of the note and the uncertainty of collectibility. As cash is received, the Company will record an additional gain on the transaction.

(15)	Quarterly Financial Information (unaudited)

Supplementary Financial Information-Reg SK229.302

			Three Months
	Three Months Ended		Ended		Three Months Ended		Three Months Ended

	March 31,	March 31,	June 30,	June 30,	September 30,	September 30,	December 31,	December 31,
	2002	2001	2002	2001	2002	2001	2002	2001

	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Net Sales	$1,900	$5,174	$2,043	$3,414	$1,246	$2,204	$1,283	$1,638

Gross profit	861	1,690	1,372	1,485	808	(319)	768	626

Operating loss	(2,802)	(22,503)	(2,251)	(18,378)	(1,745)	(34,793)	(3,006)	(16,504)

Net loss applicable to common stockholders	$(2,802)	$(22,308)	$(2,251)	$(44,070)	$(1,745)	$(36,793)	$(3,006)	$(16,329)

Net loss per share — basic and diluted	$(0.13)	$(1.02)	$(0.10)	$(2.02)	$(0.07)	$(1.68)	$(0.11)	$(0.75)

Note:	These numbers do not agree to the years ended December 31, 2002 and 2001 due to foreign currency adjustment.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The results of operations in the three months ended December 31, 2002 include the acquisition of Abiliti on December 20, 2002 through December 31, 2002.

      In the three months ended December 31, 2002, the Company recorded a severance expense of $696,500 related to James Daleen’s termination of employment in connection with the Asset Purchase of Abiliti. In December 2002, $328,900 of that amount was paid. The remainder will be paid over twenty-four months beginning January 1, 2004.

      In the three months ended December 31, 2002, the Company recorded bad debt expense of $220,000 related to an accounts receivable that was deemed to be uncollectible.

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

(16)     Legal Proceedings

Settlement of Lawsuit

      On June 6, 2001, the Company settled a lawsuit against Mohammad Aamir, 1303949 Ontario Inc. and the Vengrowth Investment Fund Inc. (collectively, the “Defendants”). In connection with the settlement, on June 8, 2001, the Company granted to the Defendants warrants to purchase an aggregate of 750,000 shares of the Company’s common stock with an exercise price of $1.134 per share. The warrants are exercisable for a period of two years. The issuance of the warrants resulted in the recognition of non-cash expense of approximately $495,000 in the year ended December 31, 2001, and represents the fair value of such warrants. The Company also executed a license to an affiliate of certain of the Defendants for a version of one of the Company’s software products as part of the settlement. The Defendants also released the Company from any claims they may have had against the Company.

Fazari v. Daleen Technologies, Inc.

      On December 5, 2001, a class action complaint was filed in the United States District Court for the Southern District of New York. On April 22, 2002 an amended complaint was filed by two plaintiffs purportedly on behalf of persons purchasing the Company’s common stock between September 20, 1999 and December 6, 2000. The complaint is styled as Angelo Fazari, on behalf of himself and all others similarly situated, vs. Daleen Technologies, Inc., BancBoston Robertson Stephens Inc., Hambrecht & Quist LLC, Salomon Smith Barney Inc., James Daleen, David B. Corey and Richard A. Schell. The individual defendants, Messrs. Corey, Schell and Daleen, have entered into tolling agreements with the plaintiffs resulting in their dismissal from the case without prejudice. The remaining defendants include us and certain of the underwriters in the Company’s initial public offering (“IPO”). More than 300 similar class action lawsuits filed in the Southern District of New York against numerous companies and their underwriters have been consolidated for pretrial purposes before one judge under the caption “In re Initial Public Offering Securities Litigation.” The joint Motion to Dismiss filed by the defendants was denied as to the underwriters and certain issuers, including the Company.

      The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933 by all named defendants, (ii) Section 15 of the Securities Act of 1933 by the individual defendants and (iii) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the underwriter defendants.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Specifically, the plaintiffs allege in the complaint that, in connection with the IPO, the defendants failed to disclose “excessive commissions” purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company’s common stock in the IPO to the underwriter defendants’ preferred customers. Plaintiffs further allege that the underwriter defendants had agreements with preferred customers tying the allocation of shares sold in the IPO to the preferred customers’ agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs further allege that the underwriters used their analysts to issue favorable reports about the Company to further inflate the Company’s share price following the IPO. Plaintiffs claim that the defendants knew or should have known of the underwriters actions and that the failure to disclose these alleged arrangements rendered the prospectus included in the Company’s registration statement on Form S-1 filed with the SEC in September 1999 materially false and misleading. Plaintiffs seek unspecified damages and other relief.

      The Company believes that they are entitled to indemnification by the underwriters under the terms of the underwriting agreements. The Company has notified the underwriters of the action, but the underwriters have not yet agreed to indemnify the Company. The Company is participating in discussions with the underwriters regarding an agreement by the underwriters to indemnify the issuers. However, the lead underwriter, BancBoston Robertson Stephens Inc., has ceased doing business and there is no assurance it will have the financial resources to provide indemnification. The Company is also monitoring the progress of proposed settlement involving the plaintiffs, the insurance companies and other issuers that includes a waiver by the insurance companies of any retention amounts under the policies. In that case, there would be no liability to be recorded by us other than legal fees incurred in the initial defense of the action, which are immaterial. Currently a loss cannot be determined because the lawsuit is in its initial stages and there is no guarantee that either the indemnification agreement or a settlement with the plaintiffs will be finalized. In the event that the litigation is not dismissed or the settlement discussions are unsuccessful, the Company intends to defend vigorously against the plaintiffs’ claims.

General litigation

      The Company is involved in a number of other lawsuits and claims incidental in our ordinary course of business. Management does not believe the outcome of any of these other activities would have a material adverse effect on the Company’s financial position or results of operations.

(17)     New Accounting Pronouncements

      On April 30, 2002, the FASB issued Statement of Financials Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). Through this rescission, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. In addition, SFAS No. 145 requires sale-leaseback accounting treatment for certain lease modifications that have economic effects that are similar to sales-leaseback transactions. SFAS No. 145 also makes several other technical corrections to existing pronouncements that may change accounting practice. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 will not have an impact on the Company’s consolidated financial statements.

      In July 2002, the FASB issued a Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Dismissal Activities” (“SFAS No. 146”). SFAS No. 146 will be effective for disposal activities initiated by the Company after December 31, 2002. The Company does not anticipate any exit or dismissal activities at this time and therefore the Company believes that adoption will not have an impact on the Company’s consolidated financial statements.

      In October 2002, the Emerging Issues Task Force issued tentative conclusions regarding EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EITF 00-21 relates to accounting for multiple-deliverable arrangements and specifies circumstances under which a revenue arrangement should be separated into different revenue-generating deliverables or “units of accounting” and how the revenue arrangement should be allocated to the different deliverables or units of accounting. EITF 00-21 is tentatively scheduled to be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact EITF 00-21 will have on the Company’s consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have an effect on the Company’s financial statements. The disclosure requirements are effective for fiscal years ending after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123. This Statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements. We are currently using the provisions of APB No. 25 and have included the disclosure modifications in notes 1(j) and 11(a).

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
For Each of the Years in the Three Year Period
Ended December 31, 2002

	Balance at				Balance at
	Beginning of		Daleen Solutions		End of
	Year	Charges(a)	Acquisitions(b)	Deductions(c)	Year

Description:
Reserves and allowances deducted from asset accounts
2000
Allowance for doubtful accounts	$706,935	4,439,405	—	(546,340)	4,600,000

Description:
Reserves and allowances deducted from asset accounts
2001
Allowance for doubtful accounts	$4,600,000	1,675,000	—	(2,486,346)	3,788,654
Reserve for notes receivable	—	1,188,102	—	—	1,188,102

Total	$4,600,000	2,863,102		(2,486,346)	4,976,756

Description:
Reserves and allowances deducted from asset accounts
2002
Allowance for doubtful accounts	3,788,654	270,000	348,956	(431,893)	3,975,717
Reserve for notes receivable	1,188,102	343,516	—	(1,531,618)	—

Total	4,976,756	613,516	348,956	(1,963,511)	3,975,717

(a)	Charges to the reserve account represent increase in reserve levels and establishment of specific reserves charged to expense.

(b)	Amount acquired in Abiliti Acquisition.

(c)	Deductions to this reserve account represent write-offs net of recoveries which occurred during the year.