Form 10-Q
period 2003-03-31
DALEEN TECHNOLOGIES INC
filed 2003-05-14
CIK 1002658

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 0-27491

DALEEN TECHNOLOGIES, INC.

(Exact name of registrant as specified in Its charter)

Delaware (State or other Jurisdiction of incorporation or organization)	65-0944514 (I.R.S. Employer Identification No.)

902 Clint Moore Road, Suite 230 Boca Raton, Florida (Address of principal executive offices)	33487 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (561) 999-8000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of April 30, 2003, the Registrant had outstanding 45,828,912 shares of common stock.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Unaudited Consolidated Balance Sheets
Condensed Unaudited Consolidated Statements of Operations
Condensed Unaudited Consolidated Statements of Cash Flows
Notes to Condensed Unaudited Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative And Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits And Reports On Form 8-K.
SIGNATURES
CERTIFICATION
EX-10.1 Employment Agreement/Jeanne Prayther
EX-99.1 Certification of Chief Executive Officer
EX-99.2 Certification of Chief Financial Officer

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED MARCH 31, 2003

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Unaudited Consolidated Balance Sheets

	December 31,	March 31,
	2002	2003

	(In thousands, except share and per
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,589	$6,080
Restricted cash	30	30
Accounts receivable, less allowance for doubtful accounts of $3,976 at December 31, 2002 and $3,910 at March 31, 2003	2,558	1,874
Cost in excess of billings	—	7
Unbilled revenue	203	197
Other current assets	1,022	701

Total current assets	10,402	8,889
Notes receivable	77	59
Property and equipment, net	1,824	1,545
Goodwill	5,086	5,086
Other assets	1,400	1,023

Total assets	$18,789	$16,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$368	$268
Accrued payroll and other accrued expenses	2,576	2,489
Current portion of capitalized lease	164	109
Billings in excess of costs	616	706
Deferred revenue	1,279	664
Other current liabilities	53	71

Total current liabilities	5,056	4,307
Long term portion of capitalized lease	26	9

Total liabilities	5,082	4,316
Stockholders’ equity:
Series F Convertible Preferred Stock, $.01 par value; 588,312 shares authorized; 458,224 issued and outstanding at December 31, 2002 and March 31, 2003, respectively ($110.94 per share liquidation value)	27,656	27,656
Common stock, $.01 par value; 200,000,000 shares authorized; 46,848,876 shares issued and 45,847,865 and 45,828,912 outstanding at December 31, 2002 and March 31, 2003, respectively	469	469
Additional paid-in capital	196,649	196,649
Accumulated deficit	(210,918)	(212,337)
Treasury stock at cost; 1,001,011 and 1,019,964 shares at December 31, 2002 and March 31, 2003, respectively	(149)	(151)

Total stockholders’ equity	13,707	12,286

Total liabilities and stockholders’ equity	$18,789	$16,602

See accompanying notes to condensed unaudited consolidated financial statements.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Unaudited Consolidated Statements of Operations

	Three months ended
	March 31,

	2002	2003

	(In thousands, except per share data)
Revenue:
Professional services and other	$1,689	$3,824
License fees	211	245

Total revenue	1,900	4,069

Cost of revenue:
Professional services and other	1,003	1,067
License fees	36	303

Total cost of revenue	1,039	1,370

Gross margin	861	2,699

Operating expenses:
Sales and marketing	1,149	900
Research and development	1,328	1,681
General and administrative	1,333	1,614

Total operating expenses	3,810	4,195

Operating loss	(2,949)	(1,496)
Total interest income and nonoperating income, net	147	78

Net loss applicable to common stockholders	$(2,802)	$(1,418)

Net loss applicable to common stockholders per share -basic and diluted	$(0.13)	$(0.03)

Weighted average shares outstanding- basic and diluted	22,225	45,829

See accompanying notes to condensed unaudited consolidated financial statements.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Unaudited Consolidated Statements of Cash Flows

	Three Months Ended

	March 31,	March 31,
	2002	2003

	(In thousands)
Cash flows from operating activities:
Net loss	$(2,802)	$(1,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	686	1,410
Amortization of deferred stock compensation	15	—
Loss on disposal of property and equipment	13	—
Bad debt expense	119	5
Interest income on stockholders’ notes receivable	(45)	(1)
Changes in assets and liabilities
Accounts receivable	1,256	699
Costs in excess of billings	—	(7)
Unbilled revenue	(20)	5
Other current assets	(79)	(308)
Other assets	20	(5)
Accounts payable	83	—
Accrued payroll and other accrued expenses	(924)	73
Billings in excess of costs	(463)	89
Deferred revenue	(118)	(616)
Other current liabilities	—	8

Net cash used in operating activities	(2,259)	(66)

Cash flows used in financing activities:
Payment of capital lease	—	(72)
Payment of deferred offering costs	(28)	—

Net cash used in financing activities	(28)	(72)

Cash flows used in investing activities:
Proceeds from sale of fixed assets	1	—
Repayment of stockholder’s notes receivable	—	12
Payments related to the acquisition of Abiliti	—	(262)
Capital expenditures	(137)	(104)

Net cash used in investing activities	(136)	(354)

Effect of exchange rates on cash and cash equivalents	—	(17)
Net decrease in cash and cash equivalents	(2,423)	(492)
Cash and cash equivalents-beginning of period	13,093	6,589

Cash and cash equivalents-end of period	$10,670	$6,080

See accompanying notes to condensed unaudited consolidated financial statements.

Daleen Technologies, Inc. and Subsidiaries
Notes to Condensed Unaudited Consolidated Financial Statements
March 31, 2003

(1) Basis of Presentation

     The accompanying condensed unaudited consolidated financial statements for Daleen Technologies, Inc. and subsidiaries (collectively referred to as “Daleen” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. The condensed unaudited consolidated balance sheet at December 31, 2002 has been derived from the Company’s audited consolidated financial statements at that date. These condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company’s annual report on Form 10-K as of and for the year ended December 31, 2002, filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2003.

     The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

(2) Principles of Consolidation

     The accompanying financial statements include the accounts and operations of Daleen Technologies, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     On October 3, 2002 the Company formed a wholly-owned subsidiary DSI, Inc. and a wholly-owned subsidiary of DSI, Inc., Daleen Solutions, Inc. (“Daleen Solutions”). These entities were formed for the purpose of purchasing the assets and assuming certain liabilities of Abiliti Solutions, Inc. (“Abiliti”) on December 20, 2002. The operations of Daleen Solutions are included for the three months ended March 31, 2003. See Note 8 for proforma results of operations for the three months ended March 31, 2002.

     The accounts and operations of the Company for the three months ended March 31, 2002 include PartnerCommunity, Inc. (“PartnerCommunity”), a subsidiary of the Company. The Company sold this subsidiary on June 24, 2002.

(3) Basic and Diluted Net Loss Per Share

     Basic and diluted net loss per share was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for each period presented. Common stock equivalents were not considered since their effect would be antidilutive. Common stock equivalents amount to 56,109,665 shares and 28,734,366 shares for the three months ended March 31, 2003 and 2002, respectively.

(4) Liquidity

     The Company had an accumulated deficit of $212.3 million at March 31, 2003 and although the Company continued to experience operating losses during the three months ended March 31, 2003, the losses have improved from the same period in 2002 and from the fourth quarter of 2002. Cash used from operations was

$66,000 during the three months ended March 31, 2003 compared to cash used in operations of $2.3 million during the three months ended March 31, 2002. Cash and cash equivalents at March 31, 2003 were $6.1 million.

     The Company believes the cash and cash equivalents at March 31, 2003 may be sufficient to fund operations in the foreseeable future due to the Company’s 2003 anticipated revenue, including the revenue stream associated with the Abiliti acquisition. However, the telecommunications and software industries are still faced with many challenges. In addition, there is a high business concentration risk with the Company’s largest outsourcing service customer and if this customer were to terminate their agreement it would severely impact the Company’s operations. The Company provides outsourcing services to its largest customer pursuant to a contract expiring at the end of December 2003. In addition, this customer has financial constraints. If this customer were to cease doing business with the Company for any reason, the Company may be required to reduce operations and/or seek additional public or private equity financing or financing from other sources or consider other strategic alternatives, including a possible merger, sale of assets, or other business combination or restructuring transactions. There can be no assurances that additional financing or strategic alternatives will be obtainable on terms acceptable to the Company or that any additional financing would not be substantially dilutive to existing stockholders. If this customer were to cease to do business with Daleen and the Company failed to obtain additional financing or failed to engage in one or more strategic alternatives it may have a material adverse affect on the Company’s ability to continue to operate as a going concern. The condensed unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty.

(5) Revenue Recognition

     The Company recognizes revenue related to outsourcing services under Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 relates to accounting for multiple-deliverable arrangements and specifies circumstances under which a revenue arrangement should be separated into different revenue-generating deliverables or “units of accounting” and how the revenue arrangement should be allocated to the different deliverables or units of accounting.

     Revenue related to outsourcing services consists of (1) discovery work and (2) monthly processing fees generated from the Company’s provision of billing and event management services. These two deliverables are considered separate units of accounting because these elements can and have been sold separately and they create stand-alone value for the customer. The discovery work is recorded on a time and materials basis as the work is performed. The monthly processing fees are recognized as the related services are rendered and are billed monthly based on transaction volume processed, percentage of revenue billed on behalf of customers or monthly minimum charges per contractual arrangements.

     The Company recognizes revenue related to site license and services agreements under Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP 98-9”). SOP 98-9 requires recognition of revenue using the “residual method” when (1) there is vendor-specific objective evidence (“VSOE”) of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue recognition criteria in Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”) other than the requirement for VSOE of the fair value of each delivered element of the arrangement are satisfied.

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

     Revenue related to undelivered elements of the arrangement is valued by the price charged when the element is sold separately and is recognized as follows:

•	Revenue related to customer maintenance agreements is deferred and recognized ratably using the straight-line method basis over the applicable maintenance period. The VSOE of maintenance is determined using the rate at which maintenance is renewed each year and is dependent on the amount of the license fee as well as the type of maintenance the customer chooses.

•	Professional service fees are recognized separately from the license fee since the services are not considered significant to the functionality of the software and the software does not require significant modification, production or customization. There are two types of service contracts that are entered into with customers: fixed fee and time and materials.

The Company recognizes revenue from fixed fee contracts using the percentage of completion method, based on the ratio of total hours incurred to date to total estimated labor hours. Changes in job performance, job conditions, estimated profitability and final contract settlement may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor and supplies. These costs are readily determinable since the Company uses the costs that would have been charged if the contract was a time and materials contract. Provisions for estimated losses on uncompleted contracts are recorded in the period in which losses are determined. Amounts billed in excess of revenue recognized to date are classified as “Billings in excess of costs”, whereas revenue recognized in excess of amounts billed are classified as “Costs in excess of billings” in the accompanying condensed unaudited consolidated balance sheets.

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

     The Company typically receives 25% of the license fee as a down payment and the balance is typically due between three and nine months from contract execution. In limited situations, the Company enters into extended payment terms with certain customers if the Company believes it is a good business opportunity. When it enters into these arrangements, the Company evaluates each arrangement individually to determine whether collectibility is probable and the fees are fixed and determinable. An arrangement fee is not presumed to be fixed and determinable if payment of a significant portion of the license fee is due after the normal and customary terms usually offered to customers by the Company. Revenue related to arrangements containing extended payment terms where the fees are not considered fixed and determinable is deferred until payments are due.

     In order to ensure that collectibility is probable, the Company performs credit reviews on each customer. If collectibility is determined to not be probable upon contract execution, revenue is recognized when cash is received.

(6) Restructuring Activities

     During 2001, the Company performed various restructuring activities. For the year ended December 31, 2001, the Company recorded $11.8 million of restructuring charges related to restructuring activities that were announced on January 5, 2001 (the “January 2001 Restructuring”), April 10, 2001 (the “April 2001 Restructuring”), and October 17, 2001 (the “October 2001 Restructuring”). For the year ended December 31, 2002 the Company recorded a $745,000 restructuring charge related to restructuring activities announced on May 14, 2002 (the “2002 Restructuring”). Management started to implement these actions immediately following the announcements. Such charges included the estimated costs related to workforce reductions, closing and downsizing of facilities, asset writedowns and other costs.

     At December 31, 2002, an accrual remained on the condensed unaudited consolidated balance sheet related to the January 2001 Restructuring and 2002 Restructuring in the amount of $144,000.

     Amounts charged against the restructuring accrual for the three months ended March 31, 2003 were as follows (in thousands):

	January 2001	2002
	Restructuring	Restructuring	Total

Employee termination benefits	$—	$79	$79
Facility costs/rent on idle facilities	10	—	10

	$10	$79	$89

     As of March 31, 2003, an accrual in the amount of $55,000 remains on the condensed unaudited consolidated balance sheets in accrued payroll and other accrued expenses related to the January 2001 Restructuring consisting of facility costs and rent on idle facilities in Atlanta, Georgia.

(7) Goodwill

At December 31, 2002 and March 31, 2003, goodwill represents the excess of costs over the fair value of assets related to the acquisition of Abiliti (See Note 8). The Company follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Goodwill and other intangible assets acquired in a purchase business combination and determined to have an infinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. There has been no impairment to date related to the goodwill recorded in connection with the acquisition of Abiliti.

(8) Asset Purchase and 2002 Private Placement

     On December 20, 2002, pursuant to an Asset Purchase Agreement dated October 7, 2002 (the “Asset Purchase Agreement”), Daleen Solutions, a wholly-owned subsidiary of Daleen, consummated its purchase (the “Asset Purchase”) of substantially all of the assets and assumption of certain liabilities of Abiliti. Abiliti was a provider of carrier-class telecommunications billing, rating, and event management solutions. As consideration for the Asset Purchase, Daleen issued to Abiliti 11,406,284 shares of common stock, 115,681 shares of Series F convertible preferred stock (“Series F preferred stock”) and warrants to purchase 5,666,069 additional shares of common stock at an exercise price of $0.9060 per share (the “Asset Purchase Warrants”). The fair value of the Asset Purchase Warrants was calculated using the Black Scholes Model. The total consideration for the Asset Purchase amounted to $6.1 million.

     Concurrently with the consummation of the Asset Purchase, on December 20, 2002, pursuant to an Investment Agreement dated October 7, 2002 (the “Investment Agreement”), Daleen completed its private placement of 10,992,136 shares of common stock, 115,681 shares of Series F preferred stock, warrants to purchase 5,666,069 additional shares of common stock at an exercise price of $0.9060 per share (the “Investment Warrants”), and warrants to purchase 500,000 additional shares of common stock at an exercise price of $0.17 per share (the “Additional Warrants”), for total proceeds of $5.015 million in cash (the “2002 Private Placement”). The purchasers in the 2002 Private Placement were Behrman Capital II L.P. and Strategic Entrepreneur Fund II, L.P. (collectively, the “Behrman Funds”), which are related entities and stakeholders of Abiliti. The proceeds of the 2002 Private Placement will be used for working capital and general corporate purposes.

     The Asset Purchase resulted in a charge of $104,000 in the fourth quarter of 2002 related to the write-off of purchased in-process research and development. In-process research and development relates to the development of Abiliti’s products at the time of the Asset Purchase. The products were in the early stages of their development and were undergoing further development and integration with Daleen’s products. The value assigned to in-process research and development was determined based on management’s estimates of the percentage of completion of the underlying development effort, resulting net cash flows from Abiliti’s products and the discounting of such cash flows back to their present value.

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

$6,111

     The following unaudited proforma results of operations of the Company for the three months ended March 31, 2002 assumes the acquisition occurred as of January 1, 2002. The proforma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would have actually occurred had the combinations been in effect on the dates indicated, or which may occur in the future. The unaudited proforma results of operations are as follows (in thousands):

Three Months Ended
March 31, 2002

Total Revenue	$4,697

Net loss applicable to common stockholders	$(3,054)

Net loss applicable to common stockholders per share basic and diluted	$(0.07)

Weighted average outstanding shares	44,623

     The proforma revenue amount for the three months ended March 31, 2002 includes a high business concentration risk due to three customers amounting to approximately 65% of proforma revenues for such period.

(9) Business and Credit Concentrations

     During the three months ended March 31, 2003, 75.2 percent of the Company’s total revenue was attributed to three customers. Sales to these three customers accounted for 47.7 percent, 15.1 percent and 12.4 percent of the total revenue for the three month period. During the three months ended March 31, 2002, 37.6 percent of the Company’s total revenue was attributed to two customers. Sales to these two customers accounted for 24.5 percent and 13.1 percent of total revenue for the three month period. See unaudited proforma business concentration risk in Note 8.

     Three customers accounted for 56.3 percent and 68.4 percent of total accounts receivable at March 31, 2003 and December 31, 2002, respectively.

(10) Related Party Transactions

     Science Applications International Corporation (“SAIC”) through its subsidiary SAIC Venture Capital Corporation, is a significant stockholder of the Company. Revenue related to SAIC for the three months ended March 31, 2003 and March 31, 2002 was $13,800 and $45,000, respectively. SAIC owns 44% of the voting stock of Danet, Inc. (“Danet”) and 100 percent of the voting stock of Telcordia Technologies, Inc. (“Telcordia”). Danet is a customer and a subcontractor of the Company’s product. There was no revenue recognized related to Danet for the three months ended March 31, 2003 and 2002. In the three months ended March 31, 2003 we paid Danet $103,442 related to professional services. There were no purchases to Danet for the three months ended March 31, 2002. The Company has a strategic alliance relationship and an Original Equipment Manufacturer Agreement with Telcordia. Revenue related to Telcordia for the three months ended March 31, 2003 and March 31, 2002 was $3,600 and $465,770, respectively.

(11) Legal Proceedings

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

     The complaint includes allegations of violations of (i) Section 11 of the Securities Act of 1933 by all named defendants, (ii) Section 15 of the Securities Act of 1933 by the individual defendants and (iii) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the underwriter defendants. Specifically, the plaintiffs allege in the complaint that, in connection with the IPO, the defendants failed to disclose “excessive commissions” purportedly solicited by and paid to the underwriter defendants in exchange for allocating shares of the Company’s common stock in the IPO to the underwriter defendants’ preferred customers. Plaintiffs further allege that the underwriter defendants had agreements with preferred customers tying the allocation of shares sold in the IPO to the preferred customers’ agreements to make additional aftermarket purchases at pre-determined prices. Plaintiffs further allege that the underwriters used their analysts to issue favorable reports about the Company to further inflate the Company’s share price following the IPO. Plaintiffs claim that the defendants knew or should have known of the underwriters’ actions and that the failure to disclose these alleged arrangements rendered the prospectus included in the Company’s registration statement on Form S-1 filed with the SEC in September 1999 materially false and misleading. Plaintiffs seek unspecified damages and other relief.

     The Company believes that it is entitled to indemnification by the underwriters under the terms of the underwriting agreements. The Company has notified the underwriters of the action, but the underwriters have not yet agreed to indemnify the Company. The lead underwriter, BancBoston Robertson Stephens Inc., has ceased doing business and there is no assurance it will have the financial resources to provide indemnification. The Company is continuing to monitor the progress of a proposed settlement involving the plaintiffs, the insurance companies and numerous issuers that includes a waiver by the insurance companies of any retention amounts under the policies. If the Company were to accept the proposed settlement, there would be no liability to be recorded by us other than legal fees incurred in the initial defense of the action, which are immaterial. Currently a loss cannot be determined because the lawsuit is in its initial stages. There is no guarantee that the underwriters will indemnify the Company or a settlement with the plaintiffs will be finalized. In the event that the settlement is unsuccessful, the Company intends to defend vigorously against the plaintiffs’ claims.

     General litigation

     The Company is involved in a number of other lawsuits and claims incidental to its ordinary course of business. Management does not believe the outcome of any of these other activities would have a material adverse effect on the Company’s financial position or results of operations.

(12) Capital and Operating Leases

     The Company has previously entered into agreements to lease office facilities and certain equipment in Boca Raton, Florida; Atlanta, Georgia; Chesterfield, Missouri; and Toronto, Ontario, Canada. These operating leases expire on various dates through August 2004. The facilities in Atlanta and Toronto were closed during 2001. The leases were either bought out and terminated or the space is currently being sublet.

     The acquisition of Abiliti included certain computer hardware and furniture and equipment that are under capital leases which expire on various dates through August 2004. The gross amount of the leased equipment and related accumulated amortization recorded under capital leases are as follows (in thousands):

Furniture and Equipment	$1,515
Less accumulated amortization	(1,411)

$104

     Future minimum lease payments under non cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of March 31, 2003 are as follows (in thousands):

Year Ending December 31:	Capital Leases	Operating Leases

2003	$100	$1,258
2004	27	718

Total minimum lease payments	127	1,976

Less amount representing interest	9

Present value of minimum capital lease payments	$118
Less current installment of obligations under capital lease payments	109

Obligation under capital leases, excluding current installment	$9

     The Company subleases some office space in Toronto and in Atlanta. The amounts of minimum operating lease payments reflected in the above table are offset by future minimum rental receipts from sub lessee of $175,589 and $131,511 in years 2003 and 2004, respectively.

(13) Stock-Based Compensation

     The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25,” issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of the grant only if the current price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The fair value of each option granted to employees is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

	2002	2003

Expected life	5 years	5 years
Risk-free interest rate	2.7% - 5.42%	1.19% - 3.83%
Volatility	130.18%	173.6%
Dividends	None	None

     Had compensation expense for the Company’s plans been determined consistent with SFAS No. 123, the Company’s net loss and let loss per share would have been increased to proforma amounts indicated below (in thousands):

	For the Three
	Months Ended March 31,

	2002	2003

Net loss, as reported	$(2,802)	$(1,418)
Deduct: Additional stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,027)	(713)

Pro forma net loss	$(3,829)	$(2,131)

Loss per share:
Basic and diluted — as reported	$(.13)	$(.03)
Basic and diluted — pro forma	$(.17)	$(.05)

(14) New Accounting Pronouncements

     In June 2001, the FASB Issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires a company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. A company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt SFAS No. 143 on January 1, 2003. The Company does not have asset retirement obligations and the adoption of SFAS No. 143 did not have an impact on the Company’s financial statements.

     On April 30, 2002, the FASB issued Statement of Financials Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”(“SFAS No. 145”). Through this rescission, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. In addition, SFAS No. 145 requires sale-leaseback accounting treatment for certain lease modifications that have economic effects that are similar to sales-leaseback transactions. SFAS No. 145 also makes several other technical corrections to existing pronouncements that may change accounting practice. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on the Company’s consolidated financial statements.

     In July 2002, the FASB issued a Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Dismissal Activities” (“SFAS No. 146”). SFAS No. 146 is effective for disposal activities initiated by the Company after December 31, 2002. The Company does not anticipate any exit or dismissal activities at this time and therefore the adoption of SFAS No. 146 did not have an impact on the Company’s consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The Company does not have guarantees and as a result the adoption of this interpretation did not have an effect on the Company’s consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123. This Statement amends SFAS No.123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements. We are currently using the provisions of APB No. 25 and have included the disclosure modifications in Note 13.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following should be read in conjunction with the condensed unaudited consolidated financial statements, and the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited consolidated financial statements and notes thereto, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Forward-Looking Statements

     This report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief or current expectations, of our business and industry, and the assumptions upon which these statements are based. Words such as “anticipates”, “expects”, “intends”, “will”, “could”, “would”, “should”, “may”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and the negatives thereof and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

     You should be aware that some of these statements are subject to known and unknown risks, uncertainties and other factors, including those discussed in the section of this report entitled “Risk Factors,” that could cause the actual results to differ materially from those suggested by the forward-looking statements.

Overview

     Daleen Technologies, Inc. (“Daleen” or the “Company”) is a global provider of advanced billing and customer care, event management, and revenue assurance outsourcing services and software for traditional and next generation communication service providers and other technology solutions providers. Our solutions leverage the latest open Internet technologies to enable providers to enhance their operational efficiency while driving maximum revenue from their products and services. Our RevChain™ billing and customer management and Simpliciti.net™ event management applications deliver proven interoperability with other legacy billing systems and other downstream operational support systems (OSS) applications, and have a high degree of flexibility and scalability, making the software highly adaptable and ready for the future. RevChain and Simpliciti.net can be purchased as part of a turn-key solution through BillingCentral® or as licensed software applications.

     The BillingCentral operation was recently acquired in the acquisition of Abiliti in December 2002. BillingCentral is a carrier-class operation staffed by billing and telecommunications experts with an intimate knowledge of our applications that has the capacity to provide multiple levels of comprehensive outsourcing services to customers of all sizes. The BillingCentral operation added a significant revenue stream in the three months ended March 31, 2003 and is expected to continue to be a significant part of our revenue in future periods. These outsourced billing and event management services are billed and revenue is recognized on a monthly basis as services are rendered, which provides more stability and greater visibility into future performance. Together with our licensed software applications which derive revenues primarily from licensed software sales and complementary services the revenue from our BillingCentral operation results in a more balanced business model that supports our goals of becoming cash flow positive and reaching sustainable profitability.

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

Revenue Recognition

     Revenue related to outsourcing services consists of (1) discovery work and (2) monthly processing fees generated from the Company’s provision of billing and event management services. These two deliverables are considered separate units of accounting because these elements can and have been sold separately and they create stand alone value for the customer. The discovery work is recorded on a time and materials basis as the work is performed. The monthly processing fees are recognized as the related services are rendered and are billed monthly based on transaction volume processed, percentage of revenue billed on behalf of customers or monthly minimum charges per contractual arrangements.

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

     Revenue from license fees is recognized when persuasive evidence of an arrangement exists, the software is shipped, the fee is fixed and determinable and collectibility is probable. An arrangement fee is generally not presumed to be fixed or determinable if payment of a significant portion of the license fee is not due until after expiration of the license or due after the normal and customary terms usually given to our customers. At times, we enter into extended payment terms with certain customers if we believe it is a good business opportunity. Revenue related to arrangements containing extended payment terms where the fees are not considered fixed and determinable is deferred until payments are due. Granting extended payment terms results in a longer collection period for accounts receivable and slower cash inflows from operations. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

     Revenue related to customer maintenance agreements is deferred and recognized ratably on a straight-line basis over the maintenance period. Maintenance is renewable annually and we expect to receive annual maintenance fees from these activities in the future.

Accounts Receivable

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We continuously monitor collections and payments from our customers and the allowance for doubtful accounts is based on historical experience and any specific customer collection issues that we have identified. If the financial condition of our customers were to continue to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Goodwill

     In 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” Goodwill is no longer amortized but tested for impairment at least annually. At December 31, 2002 and March 31, 2003 the goodwill balance related to the acquisition of Abiliti.

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

Results of Operations

     The accounts and operations for the three months ended March 31, 2002 included PartnerCommunity, Inc. (“PartnerCommunity”). We sold this subsidiary on June 24, 2002 and as a result the results of operations for the three months ended March 31, 2003 do not include any results from PartnerCommunity, Inc.

     In December 2002, we acquired substantially all of the assets and assumed certain liabilities of Abiliti. The acquisition created an increased revenue stream to our business and helped position us to be a long standing competitor in the marketplace. In addition to licensing our software, we now offer a comprehensive outsourcing solution which was significant to our operations for the three months ended March 31, 2003.

     As a result of our acquisition of Abiliti and the savings we have realized as a result of our cost reduction plans in 2001 and 2002 (the “Restructurings”), we have reduced our cost structure across all departments. We have managed our costs and cash burn to the lowest levels in our history and we continue to focus on achieving growth through sales to our existing customers as well as maintaining a direct sales force and alliance partners.

     For the three months ended March 31, 2003, the results of operations include the operating results of Daleen Solutions. The results of operations for the three months ended March 31, 2002 do not include any results of Daleen Solutions.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Total Revenue. Total revenue, which includes professional services and other revenue and license revenue, increased $2.2 million, or 114.2%, to $4.1 million in the three months ended March 31, 2003, from $1.9 million for the same period in 2002. The primary reason for the increase in revenue is related to the outsourcing services revenue stream associated with the December 2002 Abiliti acquisition.

     Professional Services and Other. Our professional services and other revenue consists of revenue from professional consulting services, training, maintenance and support, and third-party software fulfillment, all related to the software products we develop. In addition, these revenues include the BillingCentral outsourcing operation acquired from Abiliti. Consulting services are offered on a fixed fee basis and on a time and materials basis. Third-party software fulfillment is offered on a “cost plus” basis. Outsourced services are billed monthly and recognized as services are rendered. Professional services and other revenue increased $2.1 million, or 126.4%, from $1.7 million in same period in 2002. The increase was primarily related to revenue earned by our outsourcing services offset by a decrease in maintenance contracts as a result of customer combinations and insolvencies. Professional services and other revenue increased to 94.0% of total revenue in the three months ended March 31, 2003, compared to 88.9% in the same period in 2002. The increase in the percentage of total revenue is due to the acquisition of the BillingCentral outsourcing operation.

     License Fees. Our license fees are derived from licensing our software products. License fees increased $34,000, or 16.1%, in the three months ended March 31, 2003 to $245,000, compared to $211,000 for the same period in 2002. The increase was due to one customer exceeding contractually specified billing revenue levels resulting in additional license fees. In addition, we executed a contract with a new customer in December 2002 and portion of their license fees were recognized in the first quarter 2003 upon the delivery of the software. This is compared to the three months ended March 31, 2002 in which we recognized license fees related to one license contract. License fees constituted 6.0% of total revenue in the three months ended March 31, 2003, compared to 11.1% in the same period in 2002. The decrease in the percentage of revenue is due to the increase in professional services and other revenue in the three months ended March 31, 2003.

     Cost of Revenue. Total cost of revenue increased $332,000, or 31.9%, to $1.4 million in the three months ended March 31, 2003 from $1.0 million in the same period in 2002. The cost of revenue includes both cost of license fees and cost of professional services and other. These components include the cost of direct labor, benefits, third-party fees paid for referrals, overhead and materials associated with the fulfillment and delivery of license products and related corporate overhead costs to provide professional services to customers including the delivery of outsourcing services. The total costs increased due to the increase in labor costs for the three months ended March 31, 2003 related to our acquisition of Abiliti. In addition, in the three months ended March 31, 2003 we wrote off $202,000 of prepaid third-party software license costs because the contract expired and these products were no longer available to be sublicensed to customers. The total cost of revenue as a percentage of total revenue decreased to 33.7% in the three months ended March 31, 2003 from 54.7% in the same period in 2002. The decrease in the percentage of total revenue is due to an increase in revenue in the three months ended March 31, 2003.

     Cost of Professional Services and Other. Cost of professional services and other includes direct cost of labor, benefits, third-party software maintenance and related costs to provide professional services, maintenance and training to our customers. Cost of professional services and other increased $64,000, or 6.3%, to $1.1 million, in the three months ended March 31, 2003 from $1.0 million in the same period in 2002 mainly due to the increase in labor costs in the three months ended March 31, 2003 related to our acquisition of Abiliti. This increase was offset by the cost reduction measures taken in May 2002. Cost of professional services and other revenue decreased to 27.9% of professional services and other revenue in the three months ended March 31, 2003, compared to 59.4% for the same period in 2002. The decrease as a percentage of professional services and other revenue is due to the increase in total revenue in the three months ended March 31, 2003 related to our acquisition of Abiliti.

     Cost of License Fees. Cost of license fees includes direct cost of labor, benefits, packaging material for fulfillment and shipment of our software products and third-party software license payments. Cost of license fees increased $268,000, or 758.8%, to $303,000 in the three months ended March 31, 2003 from $36,000 in the same period in 2002. The total costs increased primarily due to a $202,000 write off of prepaid third-party software license costs discussed above in cost of revenue and due to the increase in license revenue. Cost of license fees as a percentage of license revenue increased to 124.0% in the three months ended March 31, 2003, compared to 16.8% in the same period in 2002.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, benefits and commissions earned by sales, marketing and partner management personnel, travel and entertainment, trade show and marketing program costs, promotional and related corporate overhead costs. These expenses decreased $249,000, or 21.7%, to $900,000 in the three months ended March 31, 2003, compared to $1.1 million in the same period in 2002. These costs decreased as a result of our cost reduction measures taken in May 2002 and a corresponding decrease in our travel and entertainment and trade show costs. In addition, the decrease is a result of the sale of PartnerCommunity in June 2002. These decreases were slightly offset by the increase in sales personnel related to our acquisition of Abiliti. As a percentage of total revenue, these expenses decreased to 22.1% in the three months ended March 31, 2003 compared to the 60.5%, for same period in 2002.

     Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product testing and benchmarking, management and quality assurance personnel, subcontractor costs and related corporate overhead costs. Our research and development expenses increased $353,000, or 26.6%, to $1.7 million for the three months ended March 31, 2003, from $1.3 million in the same period in 2002. The increase was primarily due to the increase in labor costs associated with the acquisition of Abiliti. As a percentage of revenue, these expenses decreased to 41.3% in the three months ended March 31, 2003 compared to 69.9% in the same period in 2002. The decrease as a percentage of total revenue is due to the increase in total revenue in the three months ended March 31, 2003 related to our acquisition of Abiliti.

     General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance and accounting, administrative, facilities, human resources and information systems personnel. Our general and administrative costs increased $280,000, or 21.0%, to $1.6 million in the three months ended March 31, 2003, from $1.3 million in the same period in 2002. This increase was primarily due to the increase in labor costs associated with the Abiliti acquisition. In addition, in 2003 we began to pay compensation to our board of directors. Compensation for the three months ended March 31, 2003 was $59,000. These increases were offset by the decrease in labor costs and facility costs associated with the sale of PartnerCommunity. As a percentage of total revenue, these expenses decreased to 39.7% in the three months ended March 31, 2003 as compared to 70.2% in the same period in 2002. The decrease as a percentage of total revenue is due to the increase in total revenue in the three months ended March 31, 2003 related to our acquisition of Abiliti.

     Other Income. Other income decreased $69,000, or 47.2%, to $78,000 in the three months ended March 31, 2003, from $147,000 for the same period in 2001. This was primarily attributable to a decrease in investment earnings in the three months ended March 31, 2003 due to the decrease in our cash balance and a decrease in interest rates in 2003.

Liquidity And Capital Resources

     Net cash used in operating activities was $66,000 for the three months ended March 31, 2003, compared to $2.3 million for the three months ended March 31, 2002. The principal use of cash for both periods was to fund our losses from operations.

     Net cash used in financing activities was $72,000 for the three months ended March 31, 2003 compared to net cash used in financing activities of $28,000 for the three months ended March 31, 2002. In 2003, cash was used in financing activities mainly for capital lease payments. In 2002, the cash used in financing activities was primarily for transaction costs related to the sale of Series F preferred stock in 2001.

     Net cash used in investing activities was $354,000 for the three months ended March 31, 2003, compared to $136,000 for the three months ended March 31, 2002. The cash used in investing activities for the three months ended March 31, 2003 was primarily related to payments of expenses for transaction costs related to the Asset Purchase and 2002 Private Placement and capital expenditures. The cash used in investing activities for the three months ended March 31, 2002 was all related to capital expenditures.

     We had an accumulated deficit of $212.3 million at March 31, 2003 and although we continued to experience operating losses during the three months ended March 31, 2003 the losses have improved from the same period in 2002 and from the fourth quarter of 2002. Cash and cash equivalents at March 31, 2003 were $6.1 million.

     We believe the cash and cash equivalents at March 31, 2003 may be sufficient to fund operations in the foreseeable future due to our 2003 anticipated revenue, including the revenue stream associated with the Abiliti acquisition. However, the telecommunications and software industries are still faced with many challenges. In addition, there is a high business concentration risk with our largest outsourcing service customer and if this customer were to terminate their agreement it would severely impact our operations. We provide outsourcing services to our largest customer pursuant to a contract expiring at the end of December 2003. In addition, this customer has financial constraints. If this customer were to cease doing business with us for any reason, we may be required to reduce operations and/or seek additional public or private equity financing or financing from other sources or consider other strategic alternatives, including a possible merger, sale of assets, or other business combination or restructuring transactions. There can be no assurances that additional financing or strategic alternatives will be obtainable on terms acceptable to us or that any additional financing would not be substantially dilutive to existing stockholders. If this customer were to cease to do business with us and we failed to obtain additional financing or failed to engage in one or more strategic alternatives it may have a material adverse affect on our ability to continue to operate as a going concern. The condensed unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty. See “Risks Associated with Our Business and Operating Results” below.

New Accounting Pronouncements

     See Note 14 to our condensed unaudited consolidated financial statements in Part I Item 1 to this Form 10-Q for certain new accounting pronouncements.

RISKS ASSOCIATED WITH DALEEN’S BUSINESS AND FUTURE OPERATING RESULTS

Risk Factors

     Our future operating results may vary substantially from period to period. The price of our common stock will fluctuate in the future, and an investment in our common stock is subject to a variety of risks, including but not limited to the specific risks identified below. In addition to risk factors associated with our business and operations, risk factors relating to our outstanding Series F preferred stock are set forth below under the caption “Risks Associated with our Series F Preferred Stock.” Inevitably, some investors in our securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report as well as the risk factors described in our annual report on Form 10-K for the year ended December 31, 2002.

Risks Associated with our Business and Operations

Our business relies in part on a limited number of customers and unfavorable developments in relation to a major customer may adversely affect our revenues, operating results and cash flows.

     Three customers accounted for an aggregate of 75.2% of our total revenue for the three months ended March 31, 2003. In addition, 47.7% of our revenue came from one customer. For the remainder of 2003, we expect that more than one-third of our revenues may continue to come from this customer. If an unfavorable development occurs with respect to any significant customer, such as described below, it would likely materially adversely impact our total revenues and financial results. We provide outsourcing services to our largest customer pursuant to a contract expiring at the end of December 2003. This customer has publicly disclosed that it must substantially reduce the level of its outstanding indebtedness under the terms of its bank agreements, and its independent accountants recently gave that company a going concern opinion. Accordingly, there can be no assurance that we will achieve anticipated revenues from this customer for the remainder of 2003, that we will be able to extend or replace the contract that expires at the end of 2003, or that we will retain any business from this customer.

Additional capital and/or strategic alternatives may be required for us to continue our operations and as a result, our independent public accountants have expressed doubts over our ability to continue as a going concern.

     We incurred net losses of approximately $1.4 million for the three months ended March 31, 2003, and we had an accumulated deficit of approximately $212.3 million as of March 31, 2003. Our cash and cash equivalents at March 31, 2003 were $6.1 million. Cash used in operations for the three months ended March 31, 2003 was $66,000. As a result of our business concentration risk, our past recurring losses from operations and our accumulated deficit, the independent auditors’ report covering our December 31, 2002 consolidated financial statements contains an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raised substantial doubt about our ability to continue as a going concern.

     We believe the cash and cash equivalents at March 31, 2003 may be sufficient to fund operations in the foreseeable future due to our 2003 anticipated revenue, including the revenue stream associated with the Abiliti acquisition. However, the telecommunications and software industries are still faced with many challenges. In addition, there is a high business concentration risk with our largest outsourcing service customer and if this customer were to terminate their agreement, it would severely impact our operations. We provide outsourcing services to our largest customer pursuant to a contract expiring at the end of December 2003. In addition, this customer has financial constraints. If this customer were to cease doing business with us for any reason, we may be required to reduce operations and/or seek additional public or private equity financing or financing from other sources or consider other strategic alternatives, including a possible merger, sale of assets, or other business combination or restructuring transactions. There can be no assurances that additional financing or strategic alternatives will be obtainable on terms acceptable to us or that any additional financing would not be substantially dilutive to existing stockholders. If this customer were to cease to do business with us and we failed to obtain additional financing or failed to engage in one or more strategic alternatives it may have a material adverse effect on our ability to continue to operate as a going concern. See “Risks Associated with our Series F Preferred Stock – The holders of our Series F preferred stock have rights that are senior to those of the holders of our common stock in the event of the sale of our Company or in the event of our liquidation, dissolution or winding up” for a discussion of the terms of the Series F preferred stock applicable in the event of a business combination, liquidation event or issuance of equity securities.

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

     We intend to augment our growth through targeted aggregations, including but not limited to mergers, acquisitions or other strategic transactions pursuant to which we would combine some or all of our resources with other billing and OSS companies. If we fail to properly evaluate and execute aggregations, our business and prospects may be seriously harmed. To successfully complete any particular aggregation transaction, we must properly evaluate the technology; accurately forecast the financial impact of the transaction, including accounting charges and transaction expenses; integrate and retain personnel; combine potentially different corporate cultures; and effectively integrate products and services, research and development, sales and marketing and support operations. Pursuit of our aggregation strategy may distract management from day-to-day operations and may be disruptive to our ongoing business. Further, our ability to implement our aggregation strategy may be limited by the availability of suitable candidates and our ability to obtain sufficient additional capital to pursue this strategy. There can be no assurance that we will be able to identify suitable candidates or have capital available to us to complete any aggregation transactions, or that the terms of any such transaction or additional capital will be acceptable to us.

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

     We incurred net losses of approximately $1.4 million for the three months ended March 31, 2003. As of March 31, 2003 we had an accumulated deficit of approximately $212.3 million. We have not achieved profitability to date and may not do so in the foreseeable future.

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

     Many of our customers and potential customers lack significant financial resources or are experiencing liquidity difficulties as a result of the tightening of the financial markets and the weakening of the U.S. economy. Further, this general economic weakness has resulted in delays or reductions in expenditures for information technology, which has, and may continue to adversely affect demand for our products and services.

     The adverse conditions being experienced by customers for our products could adversely affect their ability to purchase additional products, renew maintenance and support agreements, obtain outsourcing services from us or meet their financial obligations to us in a timely manner. Also, our business, operating results, and cash flows may be adversely affected to the extent that any of our customers seeks bankruptcy protection or cease operations, and by the consolidation of companies within the technology sector. Any of these factors may adversely affect our collections of accounts receivable from our customers, and may affect the timing of our revenue recognition where we provide financing to our customers. See “Risk Factors –Our business relies in part on a limited number of customers and unfavorable developments in relation to a major customer may adversely affect our revenues, operating results and cash flows.”

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

     In December 2002, our common stock was delisted from The Nasdaq SmallCap Market and subsequent to this event, our common stock has been quoted on the Over the Counter Bulletin Board (OTCBB) service. The OTCBB is generally considered less desirable and liquid than the market for securities quoted on The Nasdaq SmallCap Market. This could make trading shares of our common stock more difficult for investors, leading to increased volatility and potentially further declines in the trading price of our common stock. It may also make it more difficult for us to raise additional capital, and we may incur additional costs under state blue sky securities laws if we choose to issue additional equity securities.

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

We are the target of a securities class action lawsuit and the volatility of our stock price may lead to additional legal proceedings being brought against us which could result in substantial costs and divert management attention and resources.

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

     Settlement discussions concerning this litigation are ongoing, however, there can be no assurance that a settlement will be reached, or that the terms of any such settlement will be satisfactory to us. We intend to vigorously defend against the plaintiffs’ claims if settlement discussions are unsuccessful. Any such defense may result in substantial costs and divert management’s attention, which may adversely affect our business and results of operations. While we believe that we are entitled to be indemnified by the underwriters under the terms of the underwriting agreement, there can be no assurance that indemnification will be available to us, or the amount of any such indemnification. Furthermore, BancBoston Robertson Stephens Inc., the lead underwriter in our initial public offering, has ceased doing business. See Part II Item 1—Legal Proceedings in this report for a more complete discussion concerning this litigation.

     In addition, in the past, other types of securities class action litigation have often been brought against companies following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. While we are not aware of any other complaints being filed against us, and we do not know of any facts and circumstances that could give rise to such an action, any securities litigation may result in substantial costs and divert management’s attention and resources, which may seriously harm our business.

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

     The holders of the Series F preferred stock will have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding up. The aggregate amount of that senior claim will be at least $110.94 per share of Series F preferred stock (the “Preferential Amount”), or approximately $50.8 million based on the number of shares of Series F preferred stock outstanding at April 30, 2003.

     Additionally, unless otherwise agreed by the holders of at least a majority of the outstanding shares of Series F preferred stock, in the event of a “Sale of the Company,” we are required to redeem all of the issued and outstanding shares of Series F preferred stock for the Preferential Amount per share. A “Sale of the Company” means, with certain limited exceptions: (i) the acquisition by another entity by means of merger or consolidation resulting in the exchange of at least 50% of the outstanding shares of our capital stock for securities issued or other consideration paid by the acquiring entity or any parent subsidiary thereof; or (ii) the sale or other disposition by us of substantially all of our assets. As a result, in the event of a Sale of the Company, the holders of the Series F preferred stock will be entitled to the first $50.8 million of the transaction value based on the Series F preferred stock outstanding April 30, 2003.

The holders of our Series F preferred stock have significant voting rights that are senior to those of the holders of our common stock.

     The holders of the Series F preferred stock have voting rights entitling them to vote together with the holders of our common stock as a single class and on the basis of 100 votes per share of Series F preferred stock held by such holder, subject to certain anti-dilution adjustments. As of April 30, 2003, the voting power of the holders of the currently outstanding shares of Series F preferred stock constitutes approximately 50.0% of the entire voting class of common stock, without giving effect to the shares of our common stock currently owned by the holders of the Series F preferred stock, or the exercise of warrants to acquire our common stock and warrants to acquire our Series F preferred stock (“Series F Warrants”) held by such holders, or approximately 55.31% if the warrant holders exercise their Series F Warrants.

     Additionally, certain holders of our Series F preferred stock beneficially own a significant number of shares of our outstanding common stock. When combined with the shares of common stock that they beneficially own, the holders of our outstanding shares of Series F preferred stock control approximately 82.8% of the vote on any proposal submitted to the holders of our common stock, or approximately 86.19% of the vote if the holders of the Series F preferred stock exercise their Series F Warrants and their warrants to purchase common stock. When considering both the Series F preferred stock and shares of our common stock owned, the three largest beneficial owners of our Series F preferred stock, the Behrman Funds, HarbourVest Partners V – Direct Fund L.P. and HarbourVest VI – Direct Fund L.P. (collectively “HarbourVest”) and SAIC Venture Capital Corporation control approximately 48.0%, 14.0% and 9.83%, respectively, or in the aggregate, approximately 71.83% of the voting power on matters submitted to our common stockholders. This combined voting power would generally give these stockholders the power to control the outcome on most important corporate decisions, including but not limited to the election of directors, mergers, acquisitions and other significant corporate transactions and amendments to our certificate of incorporation, if such beneficial owners act together or in common on any particular matter.

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

     In the event of conversion of the Series F preferred stock, the holders are entitled to vote the number of shares of common stock issued upon conversion. Each share of outstanding Series F preferred stock is currently convertible into 122.4503 shares of common stock, or an aggregate of approximately 56.1 million shares of common stock assuming the conversion of all of the shares of Series F preferred stock outstanding as of April 30, 2003.

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

Item 4. Controls and Procedures.

     Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this report on Form 10-Q. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

     We believe that we are entitled to indemnification by the underwriters under the terms of the underwriting agreements. We have notified the underwriters of the action, but the underwriters have not yet agreed to indemnify us. Our lead underwriter, BancBoston Robertson Stephens Inc., has ceased doing business and there is no assurance it will have the financial resources to provide indemnification. We are also continuing to monitor the progress of a proposed settlement involving the plaintiffs, the insurance companies and numerous issuers that includes a waiver by the insurance companies of any retention amounts under the policies. If we were to accept the proposed settlement, there would be no liability to be recorded by us other than legal fees incurred in the initial defense of the action, which are immaterial. Currently a loss cannot be determined because the lawsuit is in its initial stages. There is no guarantee that the underwriters will indemnify us or a settlement with the plaintiffs will be finalized. In the event that the settlement is unsuccessful, we intend to defend vigorously against the plaintiffs’ claims.

     General Litigation

     We are involved in a number of other lawsuits and claims incidental to our ordinary course of business. We do not believe the outcome of any of this litigation would have a material adverse impact on our financial position or our results of operations.

Item 6. Exhibits And Reports On Form 8-K.

     (a)  Exhibit List

Exhibit
Number	Description
10.1	Employment Agreement between Jeanne Prayther and Daleen Technologies, Inc. dated June 1, 2000 filed herewith.

99.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

99.2	Certificate of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

     (b)  Reports on Form 8-K

     Report on Form 8-K filed January 6, 2003 with respect to the closing of the Asset Purchase with Abiliti Solutions, Inc. and the 2002 Private Placement.

     Report on Form 8-K filed February 24, 2003 with respect to Daleen’s fourth quarter 2002 financial operating results.

     Report on Form 8-K/A filed March 5, 2003 with respect to the filing of the Abiliti financial statements and the proforma financial statements in connection with the Asset Purchase and 2002 Private Placement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DALEEN TECHNOLOGIES, INC.

Date: May 14, 2003	/s/ GORDON QUICK GORDON QUICK
President and Chief Executive Officer (Principal
Executive Officer)

Date: May 14, 2003	/s/ JEANNE PRAYTHER
JEANNE PRAYTHER
Chief Financial Officer (Principal Financial Officer and
Principal Accounting Officer)

CERTIFICATION

I, Gordon Quick, certify that:

1.     I have reviewed this report on Form 10-Q of Daleen Technologies, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

          b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gordon Quick

Date: May 14, 2003	Gordon Quick
President and Chief Executive Officer

CERTIFICATION

I, Jeanne Prayther, certify that:

1.     I have reviewed this report on Form 10-Q of Daleen Technologies, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

          b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Jeanne Prayther

Date: May 14, 2003	Jeanne Prayther Chief Financial Officer