Form 10-Q
period 2003-06-30
DALEEN TECHNOLOGIES INC
filed 2003-08-14
CIK 1002658

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of July 31, 2003, the Registrant had outstanding 45,828,912 shares of common stock.

PART I
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
Item 4. Controls and Procedures.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders.
Item 6. Exhibits And Reports On Form 8-K.
SIGNATURES
EX-10.1 LEASE DATED SEPTEMBER 16, 1999
EX-10.2 AMENDMENT NO.1 TO REGISTRATION RIGHTS
EX-31.1 SECTION 302 CERTIFICATION OF PEO
EX-31.2 SECTION 302 CERTIFICATION OF PFO
EX-32.1 SECTION 906 CERTIFICATION OF PEO
EX-32.2 SECTION 906 CERTIFICATION OF PEO

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED JUNE 30, 2003

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Unaudited Consolidated Balance Sheets

	December 31,	June 30,
	2002	2003

	(In thousands, except share and per
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,589	$4,682
Restricted cash	30	30
Accounts receivable, less allowance for doubtful accounts of $3,976 at December 31, 2002 and $1,918 at June 30, 2003	2,558	1,953
Cost in excess of billings	—	380
Unbilled revenue	203	329
Other current assets	1,022	407

Total current assets	10,402	7,781
Notes receivable	77	37
Property and equipment, net	1,824	1,381
Goodwill	5,086	5,086
Other assets	1,400	401

Total assets	$18,789	$14,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$368	$329
Accrued payroll and other accrued expenses	2,576	2,033
Current portion of capitalized lease	164	78
Billings in excess of costs	616	474
Deferred revenue	1,279	875
Other current liabilities	53	16

Total current liabilities	5,056	3,805
Long term portion of capitalized lease	26	2
Other noncurrent liabilities	—	5

Total liabilities	5,082	3,812
Stockholders’ equity:
Series F Convertible Preferred Stock, $.01 par value; 588,312 shares authorized; 458,224 issued and outstanding at December 31, 2002 and June 30, 2003, respectively ($110.94 per share liquidation value)	27,656	27,656
Common stock, $.01 par value; 200,000,000 shares authorized; 46,848,876 shares issued and 45,847,865 and 45,828,912 outstanding at December 31, 2002 and June 30, 2003, respectively	469	469
Additional paid-in capital	196,649	196,649
Accumulated deficit	(210,918)	(213,749)
Treasury stock at cost; 1,001,011 and 1,019,964 shares at December 31, 2002 and June 30, 2003, respectively	(149)	(151)

Total stockholders’ equity	13,707	10,874

Total liabilities and stockholders’ equity	$18,789	$14,686

See accompanying notes to condensed unaudited consolidated financial statements.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Unaudited Consolidated Statements of Operations

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2003	2002	2003

	(in thousands, except per share data)
Revenue:
Professional services and other	$1,290	3,982	2,983	7,809
License fees	753	231	963	475

Total revenue	2,043	4,213	3,946	8,284

Cost of revenue:
Professional services and other	608	1,109	1,614	2,165
License fees	63	165	98	468

Total cost of revenue	671	1,274	1,712	2,633

Gross margin	1,372	2,939	2,234	5,651

Operating expenses:
Sales and marketing	1,083	831	2,233	1,732
Research and development	1,054	1,602	2,386	3,284
General and administrative	1,250	1,517	2,583	3,129
Impairment of long lived assets	—	500	—	500
Restructuring charges	745	—	745	—

Total operating expenses	4,132	4,450	7,947	8,645

Operating loss	(2,760)	(1,511)	(5,713)	(2,994)
Other Income:
Interest income and nonoperating income, net	118	99	268	163
Gain on sale of subsidiary	391	—	391	—

Total other income, net	509	99	659	163

Net loss applicable to common stockholders	$(2,251)	(1,412)	(5,054)	(2,831)

Net loss applicable to common stockholders per share -basic and diluted	$(0.10)	(0.03)	(0.22)	(0.06)

Weighted average shares outstanding- basic and diluted	23,532	45,829	22,882	45,829

See accompanying notes to condensed unaudited consolidated financial statements.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Unaudited Consolidated Statements of Cash Flows

	Six Months Ended

	June 30,	June 30,
	2002	2003

	(In thousands)
Cash flows from operating activities:
Net loss	$(5,054)	$(2,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,307	2,311
Amortization of deferred stock compensation	68	—
Loss on disposal of property and equipment	13	14
Bad debt expense	320	96
Impairment of long-lived assets	—	500
Interest income on stockholders’ notes receivable	(58)	(2)
Gain on sale of subsidiary	(391)	—
Changes in assets and liabilities
Accounts receivable	345	589
Costs in excess of billings	(51)	(380)
Unbilled revenue	443	(126)
Other current assets	(109)	(583)
Other assets	17	(4)
Accounts payable	(223)	60
Accrued payroll and other accrued expenses	(1,595)	(387)
Billings in excess of costs	(478)	(142)
Deferred revenue	(308)	(407)
Other current liabilities	—	(44)

Net cash used in operating activities	(5,754)	(1,336)

Cash flows used in financing activities:
Payment of capital lease	—	(110)
Payment of deferred offering costs	(28)	—

Net cash used in financing activities	(28)	(110)

Cash flows used in investing activities:
Issuance of stockholder’s notes receivable	1	—
Proceeds from sale of fixed assets	1	—
Net proceeds from sale of subsidiary	69	—
Repayment of stockholder’s notes receivable	12	30
Payments related to the acquisition of Abiliti	—	(262)
Capital expenditures	(151)	(205)

Net cash used in investing activities	(68)	(437)

Effect of exchange rates on cash and cash equivalents	(39)	(24)
Net decrease in cash and cash equivalents	(5,889)	(1,907)
Cash and cash equivalents-beginning of period	13,092	6,589

Cash and cash equivalents-end of period	$7,203	$4,682

See accompanying notes to condensed unaudited consolidated financial statements.

Daleen Technologies, Inc. and Subsidiaries
Notes to Condensed Unaudited Consolidated Financial Statements
June 30, 2003

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

     The results of operations for the three or six months ended June 30, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

     (2)     Principles of Consolidation

     The accompanying financial statements include the accounts and operations of Daleen Technologies, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     On October 3, 2002 the Company formed a wholly-owned subsidiary DSI, Inc. and a wholly-owned subsidiary of DSI, Inc., Daleen Solutions, Inc. (“Daleen Solutions”). These entities were formed for the purpose of purchasing the assets and assuming certain liabilities of Abiliti Solutions, Inc. (“Abiliti”) on December 20, 2002 (the “Abiliti Acquisition”). The operations of Daleen Solutions are included for the three and six months ended June 30, 2003. See Note 9 for proforma results of operations for the three and six months ended June 30, 2002.

     The accounts and operations of the Company for the three and six months ended June 30, 2002 included PartnerCommunity, Inc. (“PartnerCommunity”), a subsidiary of the Company. The Company sold this subsidiary on June 24, 2002.

     On July 4, 2003 the Company formed a branch office in Bogotá, Colombia, Daleen Technologies Surcursal Colombia. This branch was formed for the purpose of doing business with a customer in Bogotá, Colombia.

     (3)     Basic and Diluted Net Loss Per Share

     Basic and diluted net loss per share was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for each period presented. Common stock equivalents were not considered since their effect would be antidilutive. Common stock equivalents amounted to 56,262,532 shares and 56,179,467 shares for the three and six months ended June 30, 2003, respectively. Common stock equivalents were 28,697,699 shares and 28,717,699 shares for the three and six months ended June 30, 2002, respectively.

     (4)     Liquidity

     The Company had an accumulated deficit of $213.7 million at June 30, 2003 and although the Company continued to experience operating losses during the six months ended June 30, 2003, the losses have improved from the same period in 2002 and have remained consistent with the first quarter of 2003. Cash used from operations was $1.3 million during the six months ended June 30, 2003 compared to cash used in operations of $5.8 million during the six months ended June 30, 2002. Cash and cash equivalents at June 30, 2003 were $4.7 million.

     The Company believes the cash and cash equivalents at June 30, 2003 may be sufficient to fund operations for the foreseeable future due to the Company’s 2003 anticipated revenue, including the revenue stream associated with the Abiliti Acquisition and due to the cash received from customers subsequent to June 30, 2003. However, the telecommunications and software industries are still faced with many challenges. In addition, there is a high business concentration risk with Allegiance Telecom, Inc. (“Allegiance”), the Company’s largest outsourcing service customer. If this customer were to terminate its agreement or be unable to fulfill its contractual obligations it would severely impact the Company’s operations. The Company provides outsourcing services to this customer pursuant to a contract expiring at the end of December 2003. Allegiance filed for relief under Chapter 11 of the U.S. Bankruptcy Code in May 2003. As a critical vendor, the Company was paid by Allegiance in June and July 2003 an agreed amount for all pre-petition amounts due. The Company continues to provide services pursuant to its contract with this customer and the customer is current on all post-petition amounts due. If this customer were to cease doing business with the Company for any reason, the Company may be required to reduce operations and/or seek additional public or private equity financing or financing from other sources or consider other strategic alternatives, including a possible merger, sale of assets, or other business combination or restructuring transactions. There can be no assurances that additional financing or strategic alternatives will be obtainable on terms acceptable to the Company or that any additional financing would not be substantially dilutive to existing stockholders. If this customer were to cease to do business with Daleen and the Company failed to obtain additional financing or failed to engage in one or more strategic alternatives it may have a material adverse affect on the Company’s ability to continue to operate as a going concern. See business concentration risk in Note 10. The condensed unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty.

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

     Revenue related to outsourcing services consists of (1) discovery work and (2) monthly processing fees generated from the Company’s provision of billing and event management services. These two deliverables are considered separate units of accounting because these elements can and have been sold separately and they create stand-alone value for the customer. The revenue associated with discovery work is recognized on a time and materials basis as the work is performed. The monthly processing fees are recognized as the related services are rendered and are billed monthly based on transaction volume processed, percentage of revenue billed on behalf of customers or monthly minimum charges per contractual arrangements.

     The Company primarily recognizes revenue related to site license and services agreements under Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP 98-9”). SOP 98-9 requires recognition of revenue using the “residual method” when (1) there is vendor-specific objective evidence (“VSOE”) of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue recognition criteria in Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”) other than the requirement for VSOE of the fair value of each delivered element of the arrangement are satisfied.

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

     Revenue related to undelivered elements of the arrangement is valued by the price charged when the element is sold separately and is recognized as follows:

•	Revenue related to customer maintenance agreements is deferred and recognized ratably using the straight-line method basis over the applicable maintenance period. The VSOE of maintenance is determined using the rate at which maintenance is renewed each year and is dependent on the amount of the license fee as well as the type of maintenance the customer chooses.

•	Professional service fees are recognized separately from the license fee since the services are not considered significant to the functionality of the software and the software does not require significant modification, production or customization. In instances when the services performed in conjunction with certain contracts are significant to the functionality of the software and the software requires significant modification and customization at the customer’s site, the Company recognizes the total license and services amount together. There are two types of service contracts that are entered into with customers: fixed fee and time and materials.

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

Revenue under a time and materials arrangement is recognized as services are performed.

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

     The Company typically receives 25 percent of the license fee as a down payment and the balance is typically due between three and nine months from contract execution. In limited situations, the Company enters into extended payment terms with certain customers if the Company believes it is a good business opportunity. When it enters into these arrangements, the Company evaluates each arrangement individually to determine whether collectibility is probable and the fees are fixed and determinable. An arrangement fee is not presumed to be fixed and determinable if payment of a significant portion of the license fee is due after the normal and customary terms usually offered to customers by the Company. Revenue related to arrangements containing extended payment terms where the fees are not considered fixed and determinable is deferred until payments are due.

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

     Amounts charged against the restructuring accrual for the six months ended June 30, 2003 were as follows (in thousands):

	January 2001	2002
	Restructuring	Restructuring	Total

Employee termination benefits	$—	$79	$79
Facility costs/rent on idle facilities	20	—	20

	$20	$79	$99

     As of June 30, 2003, an accrual in the amount of $45,000 remains on the condensed unaudited consolidated balance sheets in accrued payroll and other accrued expenses related to the January 2001 Restructuring consisting of facility costs and rent on idle facilities in Atlanta, Georgia.

     (7)     Goodwill

     At December 31, 2002 and June 30, 2003, goodwill represents the excess of costs over the fair value of assets related to the Abiliti Acquisition (See Note 9). The Company follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Goodwill and other intangible assets acquired in a purchase business combination and determined to have an infinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. There has been no impairment to date related to the goodwill recorded in connection with the Abiliti Acquisition.

     (8)     Impairment Charges

     The Company recorded an impairment charge of $500,000 in the three and six months ended June 30, 2003 related to an investment in a third party technology company due to a decline in fair value which was other than temporary. As a result of an assessment performed by management, the Company determined that the asset was impaired, and this investment was written off, in full, during the three and six months ended June 30, 2003.

     (9)     Abiliti Acquisition and 2002 Private Placement

     On December 20, 2002, pursuant to an Asset Purchase Agreement dated October 7, 2002, Daleen Solutions, a wholly-owned subsidiary of Daleen, consummated the Abiliti Acquisition. Abiliti was a provider of carrier-class telecommunications billing, rating and event management solutions. As consideration for the Abiliti Acquisition, Daleen issued to Abiliti 11,406,284 shares of common stock, 115,681 shares of Series F convertible preferred stock and warrants to purchase 5,666,069 additional shares of common stock at an exercise price of $0.9060 per share. The fair value of these warrants was calculated using the Black Scholes Model. The total consideration for the Abiliti Acquisition amounted to $6.1 million.

     Concurrently with the consummation of the Abiliti Acquisition, on December 20, 2002, pursuant to an Investment Agreement dated October 7, 2002, Daleen completed its private placement of 10,992,136 shares of common stock, 115,681 shares of Series F preferred stock, warrants to purchase 5,666,069 additional shares of common stock at an exercise price of $0.9060 per share, and warrants to purchase 500,000 additional shares of common stock at an exercise price of $0.17 per share, for total proceeds of $5.015 million in cash (the “2002 Private Placement”). The purchasers in the 2002 Private Placement were Behrman Capital II L.P. and Strategic Entrepreneur Fund II, L.P., which are related entities and stakeholders of Abiliti. The proceeds of the 2002 Private Placement are being used for working capital and general corporate purposes.

     The Abiliti Acquisition was accounted for as a purchase transaction and accordingly, the acquisition price was allocated to the acquired assets and assumed liabilities based on their estimated fair value as of the acquisition date. The excess of the consideration paid over the estimated fair value of net assets and purchase in-process research and development acquired was recorded as goodwill. The preliminary purchase price was allocated as follows (in thousands):

Purchase in-process research and development	$104
Net assets	$921
Goodwill	$5,086

$6,111

     The following unaudited proforma results of operations of the Company for the six months ended June 30, 2002 assumes the Abiliti Acquisition occurred as of January 1, 2002. The proforma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would have actually occurred had the combinations been in effect on the dates indicated, or which may occur in the future. The unaudited proforma results of operations are as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2002	June 30, 2002

Total Revenue	$5,116	$9,813

Net loss applicable to common stockholders	$(2,299)	$(5,353)

Net loss applicable to common stockholders per share basic and diluted	$(0.05)	$(0.12)

Weighted average outstanding shares	44,623	45,366

     The proforma revenue amount for the three months ended June 30, 2002 includes a high business concentration risk due to three customers amounting to approximately 68.5 percent of proforma revenues for such period. The proforma amount for the six months ended June 30, 2002 includes a high business concentration risk due to two customers amounting to approximately 54.3 percent of proforma revenues for such period.

     (10)     Business and Credit Concentrations

     During the three months ended June 30, 2003, 64.4 percent of the Company’s total revenue was attributed to three customers. Sales to these three customers accounted for 40.7 percent, 13.0 percent and 10.7 percent of the total revenue for the three months ended June 30, 2003. During the three months ended June 30, 2002, 36.1 percent of the Company’s total revenue was attributed to one customer.

     During the six months ended June 30, 2003, 69.7 percent of the Company’s total revenue was attributed to three customers. Sales to these customers accounted for 44.1 percent, 12.9 percent and 12.7 percent of the total revenue for the six months ended June 30, 2003. During the six months ended June 30, 2002, 33.2 percent of the Company’s total revenue was attributed to two customers. Sales to these customers accounted for 18.7 percent and 14.5 percent of the revenue for the six months ended June 30, 2002.

     See unaudited proforma business concentration risk in Note 9.

     Three customers accounted for 74.2 percent and 68.4 percent of total accounts receivable at June 30, 2003 and December 31, 2002, respectively.

     (11)     Related Party Transactions

     Science Applications International Corporation (“SAIC”) through its subsidiary SAIC Venture Capital Corporation, is a significant stockholder of the Company. Revenue related to SAIC for the three and six months ended June 30, 2003 was $35,000 and $49,000, respectively. Revenues related to SAIC for the three and six months ended June 30, 2002 was $21,000 and $66,000, respectively. SAIC owns 44 percent of the voting stock of Danet, Inc. (“Danet”) and 100 percent of the voting stock of Telcordia Technologies, Inc. (“Telcordia”) and Intesacol. Danet is a customer and a subcontractor of the Company’s product. There was no revenue recognized related to Danet for the three and six months ended June 30, 2003 and 2002. In the three and six months ended June 30, 2003, we paid Danet $75,000 and $178,000, respectively, related to professional services. There were no payments made to Danet for the three and six months ended June 30, 2002. The Company has a strategic alliance relationship and an Original Equipment Manufacturer Agreement with Telcordia. Revenue related to Telcordia for the three and six months ended June 30, 2003, was $0 and $4,000, respectively. Revenue related to Telcordia for the three and six months ended June 30, 2002 was $143,000 and $608,000, respectively.

     Intesacol became a subcontractor of the Company for services in Bogotá, Colombia in June 2003. In the three and six months ended June 30, 2003 the Company did not make any payments to Intesacol for professional services.

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

     In June 2003, the Company approved the terms of a proposed settlement involving the plaintiffs, the insurance companies and numerous issuers, including the Company and the individual defendants, that includes a waiver by the insurance companies of any retention amounts under the policies. Court approval of the settlement will be required. Under the terms of the proposed settlement, there would be no liability to be recorded by the Company other than legal fees incurred in the initial defense of the action, which are immaterial. There is no assurance that a settlement with the plaintiffs will be finalized. In the event that the settlement is not finalized and approved by the court, the Company intends to defend vigorously against the plaintiffs’ claims. The Company believes that it is entitled to indemnification by the underwriters under the terms of the underwriting agreements. The Company has notified the underwriters of the action, but the underwriters have not yet agreed to indemnify the Company. The lead underwriter, BancBoston Robertson Stephens Inc., has ceased doing business and there is no assurance it will have the financial resources to provide indemnification. Currently a loss cannot be determined because the lawsuit is in its initial stages.

     General litigation

     The Company is involved in a number of other lawsuits and claims incidental to its ordinary course of business. Management does not believe the outcome of any of these other activities would have a material adverse effect on the Company’s financial position or results of operations.

     (13)     Capital and Operating Leases

     The Company has previously entered into agreements to lease office facilities and certain equipment in Boca Raton, Florida; Atlanta, Georgia; Chesterfield, Missouri; and Toronto, Ontario, Canada. These operating leases expire on various dates through August 2004. The facilities in Atlanta and Toronto are currently being sublet.

     Property, plant and equipment includes certain computer hardware and furniture and equipment that are under capital leases which expire on various dates through August 2004. The gross amount of the leased equipment and related accumulated amortization recorded under capital leases are as follows (in thousands):

Furniture and Equipment	$1,515
Less accumulated amortization	(1,446)

$69

     Future minimum lease payments under non cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of June 30, 2003 are as follows (in thousands):

Year Ending December 31:	Capital Leases	Operating Leases

2003	$58	$836
2004	27	718

Total minimum lease payments	85	1,554

Less amount representing interest	5

Present value of minimum capital lease payments	$80
Less current installment of obligations under capital lease payments	78

Obligation under capital leases, excluding current installment	$2

     The Company subleases some office space in Toronto and in Atlanta. The amounts of minimum operating lease payments reflected in the above table are offset by future minimum rental receipts from sub lessee of $117,000 and $132,000 in years 2003 and 2004, respectively.

     (14)     Stock-Based Compensation

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Expected life	5 years	5 years	5 years	5 years
Risk-free interest rate	4.09%	2.46%	4.09%	2.46%
Volatility	131.48%	141.14%	131.48%	141.14%
Dividends	None	None	None	None

     Had compensation expense for the Company’s plans been determined consistent with SFAS No. 123, the Company’s net loss and let loss per share would have been increased to proforma amounts indicated below (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

Net loss, as reported	$(2,251)	(1,412)	$(5,054)	$(2,831)
Deduct: Additional stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(674)	(822)	(1,871)	(1,618)

Pro forma net loss	$(2,925)	(2,234)	$(6,925)	$(4,449)

Loss per share:
Basic and diluted — as reported	$(.10)	$(.03)	$(.22)	$(.06)
Basic and diluted — pro forma	$(.12)	$(.05)	$(.30)	$(.10)

     (15)     New Accounting Pronouncements

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

     In July 2002, the FASB issued a Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Dismissal Activities” (“SFAS No. 146”). SFAS No. 146 is effective for disposal activities initiated by the Company after December 31, 2002. The Company has not initiated any exit or dismissal activities in 2003 and therefore the adoption of SFAS No. 146 did not have an impact on the Company’s consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” (“FIN No. 45”) an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The Company does not have guarantees falling under the requirements of FIN No. 45 and as a result the adoption of this interpretation did not have an effect on the Company’s consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123. This Statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements. The Company is currently using the provisions of APB No. 25 and has included the disclosure modifications in Note 14.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

     This report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief or current expectations, of our business and industry, and the assumptions upon which these statements are based. Words such as “anticipates”, “expects”, “intends”, “will”, “could”, “would”, “should”, “may”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and the negatives thereof and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

     You should be aware that some of these statements are subject to known and unknown risks, uncertainties and other factors, including those discussed in the section of this report entitled “Risk Factors,” that could cause the actual results to differ materially from those suggested by the forward-looking statements.

Overview

     Daleen Technologies, Inc. (“Daleen” or the “Company”) is a global provider of advanced billing, customer care, event management, and revenue assurance outsourcing services and software for traditional and next generation communication service providers and other technology solutions providers. Our solutions leverage the latest open Internet technologies to enable providers to enhance their operational efficiency while driving maximum revenue from their products and services. Our RevChain® billing and customer management and Asuriti™ event management and revenue assurance products deliver proven interoperability with other legacy billing systems and other downstream operational support systems (OSS) applications, and have a high degree of flexibility and scalability, making the software highly adaptable and ready for the future. RevChain and Asuriti can be purchased as part of a turn-key solution through BillingCentral® or as licensed software applications.

     The Company acquired the assets and assumed certain liabilities of Abiliti Solutions, Inc. (the “Abiliti Acquisition”) in December 2002. The BillingCentral operation was acquired in the Abiliti Acquisition. BillingCentral is a carrier-class operation staffed by billing and telecommunications experts with an intimate knowledge of our applications that has the capacity to provide multiple levels of comprehensive outsourcing services to customers of all sizes. The BillingCentral operation added a significant revenue stream in the six months ended June 30, 2003 and is expected to continue to be a significant part of our revenue in future periods. These outsourced billing, event management and revenue assurance services are billed and revenue is recognized on a monthly basis as services are rendered, which provides more stability and greater visibility into future performance. Together with our licensed software applications which derive revenues primarily from licensed software sales and complementary services, the revenue from our BillingCentral operation results in a more balanced business model that supports our goals of becoming cash flow positive and reaching sustainable profitability.

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

Revenue Recognition

     Revenue related to outsourcing services consists of (1) discovery work and (2) monthly processing fees generated from the Company’s provision of billing and event management services. These two deliverables are considered separate units of accounting because these elements can and have been sold separately and they create stand alone value for the customer. The revenue associated with discovery work is recognized on a time and materials basis as the work is performed. The monthly processing fees are recognized as the related services are rendered and are billed monthly based on transaction volume processed, percentage of revenue billed on behalf of customers or monthly minimum charges per contractual arrangements.

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

     Professional service fees are primarily recognized separately from the license fee since the services are not considered significant to the functionality of the software and the software does not require significant modification, production or customization. In instances when the services performed in conjunction with certain contracts are significant to the functionality of the software and the software requires significant modification and customization at the customer site, the Company recognizes the total license and services amount together. There are two types of service contracts that are entered into with customers: fixed fee and time and materials.

     We recognize revenue on fixed fee contracts using the percentage of completion method. The percentage of completion method relies on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs can be made. Recognized revenues and profits are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. We recognize revenue related to professional services under a time and materials arrangement as services are performed.

     Revenue related to customer maintenance agreements is deferred and recognized ratably on a straight-line basis over the maintenance period. Maintenance is renewable annually and we expect to receive annual maintenance fees from these activities in the future.

Accounts Receivable

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We continuously monitor collections and payments from our customers and the allowance for doubtful accounts is based on historical experience and any specific customer collection issues that we have identified. If the financial condition of our customers were to continue to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required. Where an allowance for doubtful accounts has been established with respect to customer receivables, as payments are made on such receivables or if the customer goes out of business with no chance of collection, the allowances will decrease with a corresponding adjustment of accounts receivable as deemed appropriate.

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

Goodwill

     In 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” Goodwill is no longer amortized but tested for impairment at least annually. At December 31, 2002 and June 30, 2003 the goodwill balance was related to the Abiliti Acquisition.

     At December 31, 2002 we evaluated goodwill for impairment and determined that goodwill was not impaired. In performing this impairment assessment, management made judgments regarding the anticipated future cash flows from the Abiliti Acquisition. Different assumptions in this assessment could have led to a different result, which could have had a material effect on our reported earnings. The conditions that could trigger an impairment write-down in the future include a significant downward trend in our operating results or cash flow, a decrease in demand for our products, a change in the competitive environment and other economic factors.

Results of Operations

     The accounts and operations for the three and six months ended June 30, 2002 included PartnerCommunity, Inc. (“PartnerCommunity”). We sold this subsidiary on June 24, 2002 and therefore the results of operations for the three months and six months ended June 30, 2003 do not include any results from PartnerCommunity.

     The Abiliti Acquisition has created an increased revenue stream and helped position us to be a long standing competitor in the marketplace. In addition to licensing our software, we now offer a comprehensive outsourcing solution which was significant to our operations for the three months and six months ended June 30, 2003.

     As a result of the Abiliti Acquisition and the savings we have realized as a result of our cost reduction plans in 2001 and 2002, we have reduced our cost structure throughout the Company. We have reduced our costs and use of cash over the past six months and we continue to focus on achieving growth through sales to our existing customers as well as maintaining a direct sales force and alliance partners.

     As a result of the Abiliti Acquisition, the Company formed a wholly owned subsidiary DSI, Inc., and a wholly owned subsidiary of DSI, Inc., Daleen Solutions, Inc. (“Daleen Solutions”). For the three months and six months ended June 30, 2003, the results of operations include the operating results of Daleen Solutions. The results of operations for the three and six months ended June 30, 2002 do not include any results of Daleen Solutions.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     Total Revenue. Total revenue, which includes professional services and other revenue and license revenue, increased $2.2 million, or 106.3% to $4.2 million in the three months ended June 30, 2003, from $2.0 million for the same period in 2002. The primary reason for the increase in revenue is related to the outsourcing services revenue stream related to the Abiliti Acquisition.

     Professional Services and Other. Our professional services and other revenue consists of revenue from professional consulting services, training, maintenance and support, and third-party software fulfillment, all related to the software products we develop. In addition, these revenues include the BillingCentral outsourcing operation. Consulting services are offered on a fixed fee basis and on a time and materials basis. Third-party software fulfillment is offered on a “cost plus” basis. Outsourced services are billed monthly and recognized as services are rendered. Professional services and other revenue increased $2.7 million, or 208.7%, to $4.0 million in the three months ended June 30, 2003 from $1.3 million for the same period in 2002. The increase was primarily related to revenue earned by our outsourcing services. Professional services and other revenue increased to 94.5% of total revenue in the three months ended June 30, 2003, compared to 63.2% in the same period in 2002. The increase in the percentage of total revenue is due to a reduction in license revenue in the three months ended June 30, 2003.

     License Fees. Our license fees are derived from licensing our software products. License fees decreased $522,000, or 69.3%, in the three months ended June 30, 2003 to $231,000, from $753,000 for the same period in 2002. In the three months ended June 30, 2002, one customer exceeded contractually specified billed revenues resulting in additional license fees of $700,000. In the three months ended June 30, 2003 we recognized additional license fees from an existing customer related to the licensing of our Asuriti product and an additional license fee from an existing customer exceeding contractually billed revenue levels in the amount of $90,000. License fees constituted 5.5% of total revenue in the three months ended June 30, 2003, compared to 36.8% in the same period in 2002. The decrease in license fees as a percentage of total revenue is due to the increase in professional services and other revenue in the three months ended June 30, 2003.

     Cost of Revenue. Cost of revenue increased $603,000, or 89.9%, to $1.3 million in the three months ended June 30, 2003 from $671,000 in the same period in 2002. The cost of revenue includes both cost of professional services and other and cost of license fees. These components include the cost of direct labor, benefits, third-party software license payments, third-party software maintenance, overhead and materials associated with the fulfillment and delivery of license products and related corporate overhead costs to provide professional services to customers including the delivery of outsourcing services. The total costs increased due to the increase in revenue, the increase in labor costs for the three months ended June 30, 2003 related to the Abiliti Acquisition and the recording of $145,000 related to a stamp tax that was incurred upon execution of a license and services agreement in Bogotá Columbia. The total cost of revenue as a percentage of total revenue decreased to 30.2% in the three months ended June 30, 2003 from 32.8% in the same period in 2002. The decrease as a percentage of total revenue is due to an increase in total revenue in the three months ended June 30, 2003.

     Cost of Professional Services and Other. Cost of professional services and other includes cost of direct labor, benefits, third-party software maintenance and related costs to provide professional services, maintenance and training to our customers. Cost of professional services and other increased $501,000, or 82.3%, to $1.1 million, in the three months ended June 30, 2003 from $608,000 in the same period in 2002 mainly due to the increase in labor costs in the three months ended June 30, 2003 related to the Abiliti Acquisition and due to the increase in professional services and other revenue. This increase was offset by the cost reduction measures taken in May 2002. Cost of professional services and other decreased to 27.8% of professional services and other revenue in the three months ended June 30, 2003, compared to 47.1% for the same period in 2002. The decrease as a percentage of professional services and other revenue is due to the increase in professional services and other revenue in the three months ended June 30, 2003.

     Cost of License Fees. Cost of license fees includes direct cost of labor, benefits, packaging material for fulfillment and shipment of our software products and third-party software license payments. Cost of license fees increased $102,000, or 164.0%, to $165,000 in the three months ended June 30, 2003 from $63,000 in the same period in 2002. The total costs increased primarily due to $145,000 of stamp tax that was due upon execution of a license and services agreement in Bogotá, Colombia. Cost of license fees as a percentage of license revenue increased to 71.5% in the three months ended June 30, 2003, compared to 8.3% in the same period in 2002. This increase was due to the stamp tax being recorded which was incurred upon execution of a license and services in Bogotá, Columbia.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, benefits and commissions earned by sales, marketing and partner management personnel, travel and entertainment, trade show and marketing program costs, promotional and related corporate overhead costs. These expenses decreased $252,000, or 23.3%, to $831,000 in the three months ended June 30, 2003, compared to $1.1 million in the same period in 2002. These costs decreased as a result of our cost reduction measures taken in May 2002 and a corresponding decrease in our travel and entertainment and trade show costs. In addition, the decrease is a result of the reduction in sales and marketing activities due to the sale of PartnerCommunity in June 2002. As a percentage of total revenue, these expenses decreased to 19.7% in the three months ended June 30, 2003 compared to the 53.0%, for same period in 2002.

     Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product testing and benchmarking, management and quality assurance personnel, subcontractor costs and related corporate overhead costs. Our research and development expenses increased $548,000, or 52.1%, to $1.6 million for the three months ended June 30, 2003, from $1.1 million in the same period in 2002. The increase was primarily due to the increase in labor costs associated with the Abiliti

Acquisition. As a percentage of revenue, these expenses decreased to 38.0% in the three months ended June 30, 2003 compared to 51.6% in the same period in 2002. The decrease as a percentage of total revenue is due to the increase in total revenue in the three months ended June 30, 2003.

     General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance and accounting, administrative, facilities, human resources and information systems personnel. Our general and administrative costs increased $267,000, or 21.4%, to $1.5 million in the three months ended June 30, 2003, from $1.3 million in the same period in 2002. This increase was primarily due to the increase in labor costs associated with the Abiliti Acquisition and in 2003 we began to pay compensation to our board of directors which amounted to $48,000 for the three months ended June 30, 2003. These increases were offset by the decrease in labor costs and facility costs associated with the sale of PartnerCommunity and our cost reduction measures taken in May 2002. In addition, there was a decrease in our provision for bad debts from $201,000 in the three months ended June 30, 2002 compared to a net recovery of $16,200 in the three months ended June 30, 2003 due to receiving a payment for pre-petition claims which were fully reserved from a customer who declared bankruptcy in 2000. In addition, the provision for bad debt in the three months ended June 30, 2002 was due to the uncertainty of collections of some of our outstanding receivables from certain customers at June 30, 2002 which were reserved during that period. As a percentage of total revenue, these expenses decreased to 36.0% in the three months ended June 30, 2003 as compared to 61.2% in the same period in 2002. The decrease as a percentage of total revenue is due to the increase in total revenue in the three months ended June 30, 2003.

     Impairment of Long Lived Assets. Impairment charges increased $500,000 or 100%, to $500,000 in the three months ended June 30, 2003 from $0 for the same period in 2002. Impairment charges consisted of an impairment of an investment in a third party technology company due to decline in fair value which was other than temporary. This investment was fully written off at June 30, 2003.

     Restructuring Charges. Restructuring charges decreased $745,000 or 100% to $0 in the three months ended June 30, 2003 from $745,000 for the same period in 2002. Restructuring charges in the three months ended June 30, 2002 was a result of the cost reduction measures taken in May 2002. There were no cost reductions taken in the three months ended June 30, 2003.

     Other Income. Other income decreased $410,000, or 80.6%, to $99,000 in the three months ended June 30, 2003, from $509,000 for the same period in 2002. This was primarily attributable to the gain recorded of $391,000 related to the sale of PartnerCommunity on June 20, 2002. In addition, the decrease was a result of the decrease in our cash balance and a decrease in interest rates in 2003.

Six Months Ended June 30, 2003 Compared To Six Months Ended June 30, 2002

     Total Revenue. Total revenue, which includes professional services and other revenue and license revenue, increased $4.3 million, or 110.0%, to $8.3 million in the six months ended June 30, 2003 from $3.9 million for the same period in 2002. The primary reason for the increase in revenue is related to the outsourcing services revenue stream acquired with the Abiliti Acquisition.

     Professional Services and Other. Our professional services and other consists of revenue from professional consulting services, training, maintenance and support, and third-party software fulfillment, all related to the software products we develop. In addition, these revenues include the BillingCentral outsourcing operation. Consulting services are offered on a fixed fee basis and on a time and materials basis. Third-party software fulfillment is offered on a “cost plus” basis. Outsourced services are billed monthly and recognized as services are rendered. Professional services and other revenue increased $4.8 million, or 161.8%, in the six months ended June 30, 2003 to $7.8 million, compared to $3.0 million in the same period in 2002. The increase was primarily related to revenue earned by our outsourcing services. Professional services and other revenue constituted 94.3% of total revenue in the six months ended June 30, 2003, compared to 75.6% for the same period in 2002. The increase as a percentage of total revenue is due to a reduction in license revenue in the six months ended June 30, 2003.

     License Fees. Our license fees are derived from licensing our software products. License fees decreased $488,000, or 50.7%, in the six months ended June 30, 2003 to $475,000 from $963,000 for the same period in 2002. In the six months ended June 30, 2002 the decrease was primarily due to an existing customer exceeding contractually billed revenue levels resulting in $700,000 of additional license fees. License fees constituted 5.7% of total revenue in the six months ended June 30, 2003, compared to 24.4% in the same period in 2002.

     Cost of Revenue. Cost of revenue increased $921,000, or 53.8%, to $2.6 million in the six months ended June 30, 2003, from $1.7 million in the same period in 2002. The cost of revenue includes both cost of professional services and other and cost of license fees. These components include the cost of direct labor, benefits, overhead and materials associated with the fulfillment and delivery of licensed products, amortization expense related to prepaid third-party licenses and related corporate overhead costs to provide professional services to our customers. These costs increased due to (1) the increase in total revenue, (2) the increase in labor costs related to the Abiliti Acquisition (3) the write-off of $202,000 of prepaid third-party software license costs because the contract expired and these products were no longer available to be sublicensed to customers and (4) the recording of $145,000 related to a stamp tax that was incurred upon execution of a license and services agreement in Bogotá, Colombia. The total cost of revenue as a percentage of total revenue decreased to 31.8% in the six months ended June 30, 2003, compared to 43.4% in the same period in 2002. This decrease in the cost of revenue as a percentage of total revenue resulted from the increase in total revenue in the six months ended June 30, 2003.

     Cost of Professional Services and Other. Cost of professional services and other includes cost of direct labor, benefits, third-party software and related corporate overhead costs to provide professional services and training to our customers. Cost of professional services and other increased $551,000, or 34.1%, to $2.2 million in the six months ended June 30, 2003, from $1.6 million in the same period in 2002. These costs increased mainly due to the increase in labor costs related to the Abiliti Acquisition. In addition, the revenue related to professional services and other has increased. Cost of professional services and other decreased to 27.7% of professional services and other revenue in the six months ended June 30, 2003, compared to 54.1% for the same period in 2002 due to the increase in professional services and other revenue.

     Cost of License Fees. Cost of license fees includes direct cost of labor, benefits and packaging material for fulfillment and shipment of our software products and amortization expense related to prepaid third-party licenses. Cost of license fees increased $370,000 or 378.8% to $468,000, in the six months ended June 30, 2003, from $98,000 in the same period in 2002 due to the $202,000 write-off of prepaid third-party software license costs in addition to a stamp tax expense in Colombia related to a contract we signed in June 2003 discussed above in the Cost of Revenue. Cost of license fees increased to 98.5% of license revenue in the six months ended June 30, 2003, compared to 10.2% for the same period in 2002.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales, marketing and partner management personnel, travel and entertainment, trade show and marketing program costs, promotional and related corporate overhead costs. These expenses decreased $501,000, or 22.5%, to $1.7 million in the six months ended June 30, 2003, from $2.2 million for the same period in 2002. The decrease was a result of our cost reduction measures taken in May 2002 with a corresponding decrease in travel and entertainment costs and tradeshow costs. In addition, the decrease is a result of the reduction in sales and marketing activities due to the sale of PartnerCommunity in June 2002. As a percentage of total revenue, these expenses decreased to 20.9% in the six months ended June 30, 2003 compared to 56.6% for the same period in 2002.

     Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product testing and benchmarking, management and quality assurance personnel, subcontractor costs and related corporate overhead costs. Our research and development expenses increased $898,000, or 37.6%, to $3.3 million in the six months ended June 30, 2003, from $2.4 million for the same period in 2002. The increase was primarily due to the increase in labor costs associated with the Abiliti Acquisition. As a percentage of revenue, these expenses decreased to 39.6% in the six months ended June 30, 2003 compared to 60.5% for the same period in 2002 mainly due to the increase in total revenue.

     General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance and accounting, facilities, human resources and information systems personnel, and related corporate overhead costs. Our general and administrative expenses increased $546,000, or 21.1%, to $3.1 million in the six months ended June 30, 2003, from $2.6 million in the same period in 2002. The increase was primarily due to the increase in labor costs associated with the Abiliti Acquisition in addition to the payment of $107,000 in compensation to our board of directors during the six months ended June 30, 2003. The increase was offset by a decrease in our provision for bad debt. In the six months ended June 30, 2003 there was a net recovery of $11,100 due to receiving a payment for pre-petition claims which were fully reserved from a customer who declared bankruptcy in 2000 compared to a charge of $320,000 in the six months ended June 30, 2002. The charge for the six months ended June 30, 2002 was due to certain customers significantly reducing or liquidating their operations in 2002. As a percentage of revenue, general and administrative expenses decreased to 37.8% in the six months ended June 30, 2003 from 65.5% in the same period in 2002 due to the increase in total revenue.

     Impairment of Long-Lived Assets. Impairment charges increased $500,000, or 100%, to $500,000 in the six months ended June 30, 2003, from $0 for the same period in 2002. Impairment charges consisted of the impairment of an investment in a third-party technology company due to a decline in fair value which was other than temporary. This investment was fully written off at June 30, 2003.

     Restructuring Charges. Restructuring charges decreased $745,000, or 100%, to $0 in the six months ended June 30, 2003 from $745,000 for the same period in 2002. Restructuring charges in the six months ended June 30, 2002 was a result of the cost reduction measures taken in May 2002. There were no cost reduction measures taken in the six months ended June 30, 2003.

     Other Income. Other income decreased $496,000 or 75.3%, to $163,000 in the six months ended June 30, 2003 from $659,000 for the same period in 2002. This was primarily attributable to recording a gain of $391,000 associated with the sale of PartnerCommunity. In addition, the decrease in investment earnings was due to the decrease in interest rates in 2003 compared to 2002.

Liquidity And Capital Resources

     Net cash used in operating activities was $1.3 million for the six months ended June 30, 2003, compared to $5.8 million for the six months ended June 30, 2002. During the second quarter of 2003, cash used in operations was approximately $1.2 million compared to $0.1 million in the first quarter of 2003. The variation was principally due to the ordinary course fluctuation in the timing of our cash receipts and disbursements that we experience from quarter to quarter. The principal use of cash for all periods was to fund our losses from operations.

     Net cash used in financing activities was $110,000 for the six months ended June 30, 2003 compared to net cash used in financing activities of $28,000 for the six months ended June 30, 2002. In 2003, cash was used in financing activities related to capital lease payments. In 2002, the cash used in financing activities was for transaction costs related to the sale of Series F convertible preferred stock (“Series F preferred stock”) in 2001.

     Net cash used in investing activities was $437,000 for the six months ended June 30, 2003, compared to $68,000 for the six months ended June 30, 2002. The cash used in investing activities for the six months ended June 30, 2003 was primarily related to payments of expenses for transaction costs related to the Abiliti Acquisition and 2002 Private Placement and capital expenditures. The cash used in investing activities for the six months ended June 30, 2002 was mainly related to capital expenditures offset by cash received from the sale of PartnerCommunity.

     We had an accumulated deficit of $213.7 million at June 30, 2003 and although we continued to experience operating losses during the six months ended June 30, 2003, the losses have improved from the same period in 2002 and have remained consistent with the first quarter of 2003. Cash and cash equivalents at June 30, 2003 were $4.7 million.

     We believe the cash and cash equivalents at June 30, 2003, may be sufficient to fund operations for the foreseeable future due to our 2003 anticipated revenue, including the revenue stream associated with the Abiliti Acquisition. However, the telecommunications and software industries are still faced with many challenges. In addition, there is a high business concentration risk with Allegiance Telecom, Inc. (“Allegiance”), our largest outsourcing service customer. If this customer were to terminate its agreement or be unable to fulfill its contractual obligations it would severely impact our operations. We provide outsourcing services to this customer pursuant to a contract expiring at the end of December 2003. Allegiance filed for relief under Chapter 11 of the U.S. Bankruptcy Code in May 2003. As a critical vendor, we were paid by Allegiance in June and July 2003 an agreed amount for all pre-petition amounts due. We continue to provide services pursuant to our contract with this customer and the customer is current on all post-petition amounts due. If this customer were to cease doing business with us for any reason, we may be required to reduce operations and/or seek additional public or private equity financing or financing from other sources or consider other strategic alternatives, including a possible merger, sale of assets, or other business combination or restructuring transactions. There can be no assurances that additional financing or strategic alternatives will be obtainable on terms acceptable to us or that any additional financing would not be substantially dilutive to existing stockholders. If this customer were to cease to do business with us and we failed to obtain additional financing or failed to engage in one or more strategic alternatives it may have a material adverse affect on our ability to continue to operate as a going concern. The condensed unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty. See “Risks Associated with Our Business and Operating Results” below.

New Accounting Pronouncements

     See Note 15 to our condensed unaudited consolidated financial statements in Part I Item 1 to this Form 10-Q for certain new accounting pronouncements.

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

     Three customers accounted for an aggregate of 69.7% of our total revenue for the six months ended June 30, 2003. If an unfavorable development occurs with respect to any significant customer, such as described below, it would likely materially adversely impact our total revenues and financial results. We provide services to our largest outsourcing service customer, Allegiance, pursuant to a contract expiring at the end of December 2003. This customer filed for relief under Chapter 11 of the U.S. Bankruptcy Code in May 2003. There can be no assurance that we will achieve anticipated revenues from this customer for the remainder of 2003, that we will be able to extend or replace the contract that expires at the end of 2003, or that we will retain any business from this customer.

     In addition, we entered into a contract with Empresa De Telecomunicaciones De Bogotá (“ETB”) in the second quarter of 2003 and we anticipate that ETB will become a significant customer in the third quarter of 2003. ETB may terminate its contract with us at anytime for any reason. If ETB terminates for any reason other than our breach of the contract, ETB must pay the proportionate fees for services performed and licenses provided prior to the date of termination. The project is divided into phases and invoicing is tied to performance milestones. The first significant payment is anticipated in the fourth quarter and will continue periodically throughout 2004. There can be no assurance that we will achieve anticipated revenues or payments from ETB for 2003 or 2004.

Additional capital and/or strategic alternatives may be required for us to continue our operations and as a result, our independent public accountants have expressed doubts over our ability to continue as a going concern.

     We incurred net losses of approximately $2.8 million for the six months ended June 30, 2003, and we had an accumulated deficit of approximately $213.7 million as of June 30, 2003. Our cash and cash equivalents at June 30, 2003 were $4.7 million. Cash used in operations for the six months ended June 30, 2003 was $1.3 million. As a result of our business concentration risk, our past recurring losses from operations and our accumulated deficit, the independent auditors’ report covering our December 31, 2002 consolidated financial statements contains an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raised substantial doubt about our ability to continue as a going concern.

     We believe the cash and cash equivalents at June 30, 2003 may be sufficient to fund operations in the foreseeable future due to our 2003 anticipated revenue, including the revenue stream associated with the Abiliti Acquisition and due to cash received from customers subsequent to June 30, 2003. However, the telecommunications and software industries are still faced with many challenges. In addition, there is a high business concentration risk with Allegiance, our largest outsourcing service customer. If this customer were to terminate their agreement or be unable to fulfill its contractual obligations, it would severely impact our operations. We provide outsourcing services to our largest customer pursuant to a contract expiring at the end of December 2003. Allegiance filed for relief under Chapter 11 of the U.S. Bankruptcy Code in May 2003. As a critical vendor, we were paid by Allegiance in June and July 2003 an agreed amount for all pre-petition amounts due. We continue to provide services pursuant to our contract with this customer and the customer is current on all post-petition amounts due. If this customer were to cease doing business with us for any reason, we may be required to reduce operations and/or seek additional public or private equity financing or financing from other sources or consider other strategic alternatives, including a possible merger, sale of assets, or other business combination or restructuring transactions. There can be no assurances that additional financing or strategic alternatives will be obtainable on terms acceptable to us or that any additional financing would not be substantially dilutive to existing stockholders. If this customer were to cease to do business with us and we failed to obtain additional financing or failed to engage in one or more strategic alternatives it may have a material adverse effect on our ability to continue to operate as a going concern. See “Risks Associated with our Series F Preferred Stock — The holders of our Series F preferred stock have rights that are senior to those of the holders of our common stock in the event of the sale of our Company or in the event of our liquidation, dissolution or winding up” for a discussion of the terms of the Series F preferred stock applicable in the event of a business combination, liquidation event or issuance of equity securities.

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

     We incurred net losses of approximately $2.8 million for the six months ended June 30, 2003. As of June 30, 2003 we had an accumulated deficit of approximately $213.7 million. We have not achieved profitability to date and may not do so in the foreseeable future.

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

     The adverse conditions being experienced by customers for our products could adversely affect their ability to purchase additional products, renew maintenance and support agreements, obtain outsourcing services from us or meet their financial obligations to us in a timely manner. Also, our business, operating results, and cash flows may be adversely affected to the extent that any of our customers seeks bankruptcy protection or cease operations, and by the consolidation of companies within the technology sector. Any of these factors may adversely affect our collections of accounts receivable from our customers, and may affect the timing of our revenue recognition where we provide financing to our customers. See “Risk Factors -Our business relies in part on a limited number of customers and unfavorable developments in relation to a major customer may adversely affect our revenues, operating results and cash flows.”

Our expansion into select international markets may not succeed as a result of legal, business and economic risks specific to international operations.

     Our expansion into select international markets is subject to risks generally associated with international operations and our future international operations might not succeed for a number of reasons, including but not limited to dependence on third-party systems integrators; difficulties in staffing and managing foreign operations; language barriers; difficulties in localizing products and supporting customers in foreign countries; reduced protection for intellectual property rights in some countries; greater difficulty in collecting accounts receivable; local standards of contracting and doing business, including performance bond requirements and penalty clauses, and uncertainties inherent in transnational operations such as export and import regulations and other local laws, taxation issues, tariffs, trade barriers and fluctuations in currency conversion rates. To the extent that we are unable to successfully manage expansion of our business into these international markets due to any of the foregoing factors, our business could be adversely affected.

Our future success will depend in part upon our ability to continually enhance our product and service offerings to meet the changing needs of our customers, and if we are not able to do so, we will lose future business to our competitors.

     We believe that our future success will depend to a significant extent upon our ability to enhance our product and service offerings to meet the requirements of our customers in a rapidly developing and evolving market. Since 2001, we have significantly reduced the amount of cash we utilize for research and development. This reduction may make it more difficult to enhance future product and service offerings. If we are unable to anticipate or respond adequately to customer needs, our business and financial performance will be adversely affected.

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

     We have approved the terms of a proposed settlement involving the plaintiffs, the insurance companies and numerous issuers, including us and the individual defendants, that includes a waiver by the insurance companies of any retention amounts under the policies. However, court approval of the settlement will be required and there can be no assurance that the settlement will be finalized. We intend to vigorously defend against the plaintiffs’ claims if settlement discussions are unsuccessful. Any such defense may result in substantial costs and divert management’s attention, which may adversely affect our business and results of operations. While we believe that we are entitled to be indemnified by the underwriters under the terms of the underwriting agreement, there can be no assurance that indemnification will be available to us, or the amount of any such indemnification. Furthermore, BancBoston Robertson Stephens Inc., the lead underwriter in our initial public offering, has ceased doing business. See Part II Item 1-Legal Proceedings in this report for a more complete discussion concerning this litigation.

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

     The holders of the Series F preferred stock will have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding up. The aggregate amount of that senior claim will be at least $110.94 per share of Series F preferred stock (the “Preferential Amount”), or approximately $50.8 million based on the number of shares of Series F preferred stock outstanding at July 31, 2003.

     Additionally, unless otherwise agreed by the holders of at least a majority of the outstanding shares of Series F preferred stock, in the event of a “Sale of the Company,” we are required to redeem all of the issued and outstanding shares of Series F preferred stock for the Preferential Amount per share. A “Sale of the Company” means, with certain limited exceptions: (i) the acquisition by another entity by means of merger or consolidation resulting in the exchange of at least 50% of the outstanding shares of our capital stock for securities issued or other consideration paid by the acquiring entity or any parent subsidiary thereof; or (ii) the sale or other disposition by us of substantially all of our assets. As a result, in the event of a Sale of the Company, the holders of the Series F preferred stock will be entitled to the first $50.8 million of the transaction value based on the Series F preferred stock outstanding July 31, 2003.

The holders of our Series F preferred stock have significant voting rights that are senior to those of the holders of our common stock.

     The holders of the Series F preferred stock have voting rights entitling them to vote together with the holders of our common stock as a single class and on the basis of 100 votes per share of Series F preferred stock held by such holder, subject to certain anti-dilution adjustments. As of July 31, 2003, the voting power of the holders of the currently outstanding shares of Series F preferred stock constitutes approximately 50.0% of the entire voting class of common stock, without giving effect to the shares of our common stock currently owned by the holders of the Series F preferred stock, or the exercise of warrants to acquire our common stock and warrants to acquire our Series F preferred stock (“Series F Warrants”) held by such holders, or approximately 55.31% if the warrant holders exercise their Series F Warrants.

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

     In the event of conversion of the Series F preferred stock, the holders are entitled to vote the number of shares of common stock issued upon conversion. Each share of outstanding Series F preferred stock is currently convertible into 122.4503 shares of common stock, or an aggregate of approximately 56.1 million shares of common stock assuming the conversion of all of the shares of Series F preferred stock outstanding as of July 31, 2003.

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

Item 4. Controls and Procedures.

     (a)     Evaluation of Disclosure Controls and Procedures.

     Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of such period.

     (b)     Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     In June 2003, we approved the terms of a proposed settlement involving the plaintiffs, the insurance companies and numerous issuers, including us and the individual defendants, that includes a waiver by the insurance companies of any retention amounts under the policies. Court approval of the settlement will be required. Under the terms of the proposed settlement, there would be no liability to be recorded by us other than legal fees incurred in the initial defense of the action, which are immaterial. There is no assurance that a settlement with the plaintiffs will be finalized. In the event that the settlement is not finalized and approved by the court, we intend to defend vigorously against the plaintiffs’ claims. We believe that we are entitled to indemnification by the underwriters under the terms of the underwriting agreements. We have notified the underwriters of the action, but the underwriters have not yet agreed to indemnify us. The lead underwriter, BancBoston Robertson Stephens Inc., has ceased doing business and there is no assurance it will have the financial resources to provide indemnification. Currently a loss cannot be determined because the lawsuit is in its initial stages.

     General Litigation

     We are involved in a number of other lawsuits and claims incidental to our ordinary course of business. We do not believe the outcome of any of this litigation would have a material adverse impact on our financial position or our results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our 2003 Annual Meeting of Stockholders on June 10, 2003 (the “Annual Meeting”). At the Annual Meeting the stockholders of the Company voted on and approved the following proposal:

Proposal One: To approve the election of Dennis Sisco, John S. McCarthy and Ofer Nemirovsky as directors to serve for a term expiring at the 2006 Annual Meeting of Stockholders.

The following list indicates the number of votes received by each nominee for election to our Board of Directors:

	For	Withheld	Result

Dennis Sisco	83,522,060	93,338	Approved
John S. McCarthy	83,546,905	68,493	Approved
Ofer Nemirovsky	83,538,723	76,675	Approved

Item 6. Exhibits And Reports On Form 8-K.

     (a)  Exhibit List

Exhibit
Number	Description

10.1	Lease dated September 16, 1999 between Olympia Properties, L.L.C. and Intertech Management Group, Inc. (subsequently assigned to Daleen Solutions, Inc.) and Assignment of Lease filed herewith.

10.2	Amendment No. 1 to Registration Rights Agreement dated March 30, 2001, dated as of June 3, 2003, filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

     (b)  Reports on Form 8-K

     Report on Form 8-K, items 7 and item 12 furnished under item 9, furnished April 29, 2003 with respect to Daleen’s first quarter 2003 financial operating results.

     Report on Form 8-K, items 5 and 7, filed May 21, 2003 with respect to the filing by Allegiance Telecom, Inc. and its affiliates for relief under Chapter 11 of the U.S. Bankruptcy Code.

     Report on Form 8-K, items 5 and 7, filed June 4, 2003 with respect to an update of the status of a payment by Allegiance Telecom, Inc.

     Report on Form 8-K, items 5 and 7, filed June 10, 2003 with respect to the Company’s 2003 Annual Meeting of Stockholders.

     Report on Form 8-K, item 5, filed June 23, 2003 with respect to an update of the status of a payment by Allegiance Telecom, Inc.

     Report on Form 8-K, items 5 and 7, filed June 23, 2003 with respect to entering into a contract with Empresa de Telecomunicaciones de Bogotá.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DALEEN TECHNOLOGIES, INC

/s/ GORDON QUICK

Date: August 14, 2003	GORDON QUICK
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2003	/s/ JEANNE PRAYTHER

Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)