Form 10-Q
period 2003-09-30
DALEEN TECHNOLOGIES INC
filed 2003-11-12
CIK 1002658

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of September 30, 2003, the Registrant had outstanding 45,828,912 shares of common stock.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Unaudited Consolidated Balance Sheets
Condensed Unaudited Consolidated Statements of Operations
Condensed Unaudited Consolidated Statements of Cash Flows
Notes to Condensed Unaudited Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RISKS ASSOCIATED WITH DALEEN’S BUSINESS AND FUTURE OPERATING RESULTS
Item 3. Quantitative And Qualitative Disclosures About Market Risk.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits And Reports On Form 8-K.
SIGNATURES
LEASE AMENDMENT DATED OCTOBER 17, 2003.
CERTIFICATION OF P.E.O.
CERTIFICATION OF P.F.O.
SECTION 906 CERTIFICATION OF P.E.O.
SECTION 906 CERTIFICATION OF P.F.O.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2003

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Unaudited Consolidated Balance Sheets

	December 31,	September 30,
	2002	2003

	(In thousands, except share and per
	share data)
ASSETS

Current assets:
Cash and cash equivalents	$6,589	$4,150
Restricted cash	30	30
Accounts receivable, less allowance for doubtful accounts of $3,976 at December 31, 2002 and $961 at September 30, 2003	2,558	1,227
Cost in excess of billings	—	1,047
Unbilled revenue	203	134
Other current assets	1,022	483

Total current assets	10,402	7,071
Property and equipment, net	1,989	1,155
Goodwill	5,086	5,086
Other assets	1,312	427

Total assets	$18,789	$13,739

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$368	$144
Accrued payroll and other accrued expenses	2,576	2,478
Current portion of capitalized lease	164	51
Billings in excess of costs	616	135
Deferred revenue	1,279	418
Other current liabilities	53	5

Total current liabilities	5,056	3,231
Long term portion of capitalized lease	26	—
Other noncurrent liabilities	—	4

Total liabilities	5,082	3,235

Stockholders’ equity:
Series F Convertible Preferred Stock, $.01 par value; 588,312 shares authorized; 458,224 issued and outstanding at December 31, 2002 and September 30, 2003, respectively ($110.94 per share liquidation value)	27,656	27,656
Common stock, $.01 par value; 200,000,000 shares authorized; 46,848,876 shares issued and 45,847,865 and 45,828,912 shares outstanding at December 31, 2002 and September 30, 2003, respectively	469	469
Additional paid-in capital	196,649	196,649
Accumulated deficit	(210,918)	(214,119)
Treasury stock at cost; 1,001,011 and 1,019,964 shares at December 31, 2002 and September 30, 2003, respectively	(149)	(151)

Total stockholders’ equity	13,707	10,504

Total liabilities and stockholders’ equity	$18,789	$13,739

See accompanying notes to condensed unaudited consolidated financial statements.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Unaudited Consolidated Statements of Operations

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2003	2002	2003

	(in thousands, except per share data)
Revenue:
Professional services and other	$849	4,411	3,831	12,216
License fees	397	513	1,361	989

Total revenue	1,246	4,924	5,192	13,205

Cost of revenue:
Professional services and other	404	1,446	1,980	3,611
License fees	34	11	171	479

Total cost of revenue	438	1,457	2,151	4,090

Gross margin	808	3,467	3,041	9,115

Operating expenses:
Sales and marketing	789	813	3,028	2,543
Research and development	713	1,586	3,098	4,870
General and administrative	1,093	1,464	3,681	4,595
Impairment of long lived assets	—	—	—	500
Restructuring charges	—	—	745	—

Total operating expenses	2,595	3,863	10,552	12,508

Operating loss	(1,787)	(396)	(7,511)	(3,393)

Other income (expense):
Interest income and nonoperating income, net	42	25	321	192
Gain on sale of subsidiary	—	—	391	—

Total other income, net	42	25	712	192

Net loss applicable to common stockholders	$(1,745)	(371)	(6,799)	(3,201)

Net loss applicable to common stockholders per share-basic and diluted	$(0.07)	(0.01)	(0.29)	(0.07)

Weighted average shares outstanding-basic and diluted	23,376	45,829	23,049	45,829

See accompanying notes to condensed unaudited consolidated financial statements.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended

	September 30,	September 30,
	2002	2003

	(In thousands)
Cash flows from operating activities:

Net loss	$(6,799)	$(3,201)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,939	2,987
Amortization of deferred stock compensation	68	—
Loss on disposal of property and equipment	13	14
Bad debt expense	410	98
Impairment of long-lived assets	—	500
Interest income on stockholders’ notes receivable	(70)	(3)
Gain on sale of subsidiary	(391)	—
Changes in assets and liabilities
Accounts receivable	667	1,535
Costs in excess of billings	(51)	(1,047)
Unbilled revenue	451	(151)
Other current assets	(167)	(1,014)
Other assets	16	(5)
Accounts payable	(272)	(122)
Accrued payroll and other accrued expenses	(2,004)	54
Billings in excess of costs	(771)	(481)
Deferred revenue	(99)	(1,236)
Other current liabilities	25	(55)

Net cash used in operating activities	(7,035)	(2,127)

Cash flows used in financing activities:
Payment of capital lease	—	(138)
Payment of expenses related to Series F convertible preferred stock	(28)	—

Net cash used in financing activities	(28)	(138)

Cash flows used in investing activities:
Proceeds from sale of fixed assets	1	—
Net proceeds from sale of subsidiary	68	—
Repayment of stockholder’s notes receivable	39	30
Payments related to the acquisition of Abiliti	(107)	(262)
Capital expenditures	(172)	(290)

Net cash used in investing activities	(171)	(522)

Effect of exchange rates on cash and cash equivalents	125	348
Net decrease in cash and cash equivalents	(7,109)	(2,439)
Cash and cash equivalents-beginning of period	13,093	6,589

Cash and cash equivalents-end of period	$5,984	$4,150

See accompanying notes to condensed unaudited consolidated financial statements.

Daleen Technologies, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements
September 30, 2003

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

     The results of operations for the three or nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

(2) Principles of Consolidation

     The accompanying financial statements include the accounts and operations of Daleen Technologies, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     On October 3, 2002 the Company formed a wholly-owned subsidiary DSI, Inc. and a wholly-owned subsidiary of DSI, Inc., Daleen Solutions, Inc. (“Daleen Solutions”). These entities were formed for the purpose of purchasing the assets and assuming certain liabilities of Abiliti Solutions, Inc. (“Abiliti”) on December 20, 2002 (the “Abiliti Acquisition”). The operations of Daleen Solutions are included for the three and nine months ended September 30, 2003. See Note 10 for proforma results of operations for the three and nine months ended September 30, 2002.

     The accounts and operations of the Company for the nine months ended September 30, 2002 included PartnerCommunity, Inc. (“PartnerCommunity”), a subsidiary of the Company. The Company sold this subsidiary on June 24, 2002.

     On July 4, 2003 the Company formed a branch office in Bogotá, Colombia, Daleen Technologies Surcursal Colombia. This branch was formed for the purpose of doing business with a customer in Bogotá, Colombia.

(3) Basic and Diluted Net Loss Per Share

     Basic and diluted net loss per share was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for each period presented. Common stock equivalents were not considered since their effect would be antidilutive. Common stock equivalents amounted to 56,750,063 shares and 56,448,571 shares for the three and nine months ended September 30, 2003, respectively. Common stock equivalents were 28,698,771 shares and 28,708,226 shares for the three and nine months ended September 30, 2002, respectively.

(4) Liquidity

     The Company had an accumulated deficit of $214.1 million at September 30, 2003 and although the Company continued to experience operating losses of $3.2 million for the nine months ended September 30, 2003, losses decreased $3.6 million from the nine months ended September 30, 2002 and losses decreased $1.0 million in the third quarter of 2003 from the losses incurred in each of the first and second quarters of 2003. Cash used in operations was $2.1 million during the nine months ended September 30, 2003 compared to cash used in operations of $7.0 million during the nine months ended September 30, 2002. Cash and cash equivalents at September 30, 2003 were $4.2 million.

     The Company believes the cash and cash equivalents at September 30, 2003 may be sufficient to fund operations for the foreseeable future based upon improvements in the Company’s overall cost structure resulting from the Company’s cost reduction activities, ongoing efforts aimed at controlling costs, and anticipated future revenues including a continued significant customer relationship with Allegiance Telecom, Inc. (“Allegiance”), the Company’s largest customer in 2003.

     The Company provides outsourcing services to Allegiance pursuant to an agreement expiring on December 31, 2003. The current agreement provides for an automatic twelve month renewal period under the same terms and conditions absent the furnishing of a notice of non-renewal by either party to the other. In October 2003, the Company notified Allegiance of the Company’s election not to renew the agreement under the current contractual terms. The Company is attempting to negotiate the terms of a new contract with Allegiance. Since May 2003, Allegiance has been operating under Chapter 11 of the U.S. Bankruptcy Code. As a critical vendor, the Company has continued to provide services pursuant to the existing contract. If a new contract between the parties cannot be reached or if Allegiance and the Company cease doing business for any reason, the Company may be required to reduce operations and/or seek additional public or private equity financing or financing from other sources or consider other strategic alternatives, including a possible merger, sale of assets, or other business combination or restructuring transactions. There can be no assurances that additional financing or strategic alternatives will be obtainable on terms acceptable to the Company or that any additional financing would not be substantially dilutive to existing stockholders. If Allegiance and the Company cease to do business for any reason and the Company fails to obtain additional financing or fails to engage in one or more strategic alternatives it may have a material adverse effect on the Company’s ability to continue to operate as a going concern. The condensed unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty.

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

(6) Stock-Based Compensation

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2003	2002	2003

Expected life Risk-free interest rate Volatility Dividends	5 years 2.63% 127.65% None	5 years 2.85% 136.18% None	5 years 2.63% 127.65% None	5 years 2.85% 136.18% None

     Had compensation expense for the Company’s plans been determined consistent with SFAS No. 123, the Company’s net loss and let loss per share would have been increased to proforma amounts indicated below (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2003	2002	2003

Net loss, as reported	$(1,745)	(371)	(6,799)	(3,201)
Deduct: Additional stock-based employee compensation expense determined under the fair value based method for all awards	(693)	(735)	(2,564)	(2,335)

Pro forma net loss	$(2,438)	(1,106)	(9,363)	(5,536)

Loss per share:
Basic and diluted — as reported	$(.07)	(.01)	(.29)	(.07)
Basic and diluted — pro forma	$(.10)	(.02)	(.41)	(.12)

(7) Restructuring Activities

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

     Amounts charged against the restructuring accrual for the nine months ended September 30, 2003 were as follows (in thousands):

	January 2001	2002
	Restructuring	Restructuring	Total

Employee termination benefits	$—	$79	$79
Facility costs/rent on idle facilities	29	—	29

	$29	$79	$108

     As of September 30, 2003, an accrual in the amount of $36,000 remained on the condensed unaudited consolidated balance sheets in accrued payroll and other accrued expenses related to the January 2001 Restructuring consisting of facility costs and rent on idle facilities in Atlanta, Georgia.

(8) Goodwill

     At December 31, 2002 and September 30, 2003, goodwill represents the excess of costs over the fair value of assets related to the Abiliti Acquisition (See Note 10). The Company follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Goodwill and other intangible assets acquired in a purchase business combination and determined to have an infinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. There has been no impairment to date related to the goodwill recorded in connection with the Abiliti Acquisition.

(9) Impairment Charges

     The Company recorded an impairment charge of $500,000 in the nine months ended September 30, 2003 related to an investment in a third party technology company due to a decline in fair value which was other than temporary. As a result of an assessment performed by management, the Company determined that the asset was impaired, and this investment was written off, in full, during the nine months ended September 30, 2003.

(10) Abiliti Acquisition and 2002 Private Placement

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

$6,111

     The following unaudited proforma results of operations of the Company for the nine months ended September 30, 2002 assumes the Abiliti Acquisition occurred as of January 1, 2002. The proforma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would have actually occurred had the combinations been in effect on the dates indicated, or which may occur in the future. The unaudited proforma results of operations are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2002

Total Revenue	$4,439	$14,252

Net loss applicable to common stockholders	$(2,302)	$(7,655)

Net loss applicable to common stockholders per share basic and diluted	$(.05)	$(.17)

Weighted average outstanding shares	45,860	45,533

     The proforma revenue amount for the three months ended September 30, 2002 includes a high business concentration risk due to two customers amounting to approximately 65.9 percent of proforma revenues for such period. The proforma amount for the nine months ended September 30, 2002 includes a high business concentration risk due to two customers amounting to approximately 57.9 percent of proforma revenues for such period.

(11) Business and Credit Concentrations

     During the three months ended September 30, 2003, 58.0 percent of the Company’s total revenue was attributed to two customers. Sales to these two customers accounted for 37.1 percent and 20.9 percent of the total revenue for the three months ended September 30, 2003. During the three months ended September 30, 2002, 27.6 percent of the Company’s total revenue was attributable to one customer.

     During the nine months ended September 30, 2003, 53.1 percent of the Company’s total revenue was attributable to two customers. Sales to these customers accounted for 41.5 percent and 11.6 percent of the total revenue for the nine months ended September 30, 2003. During the nine months ended September 30, 2002, 28.9 percent of the Company’s total revenue was attributable to two customers. Sales to these customers accounted for 16.5 percent and 12.4 percent of the revenue for the nine months ended September 30, 2002.

     See unaudited proforma business concentration risk in Note 10.

     Three customers accounted for 54.5 percent and 68.4 percent of total accounts receivable at September 30, 2003 and December 31, 2002, respectively.

(12) Related Party Transactions

     Science Applications International Corporation (“SAIC”) through its subsidiary SAIC Venture Capital Corporation, is a significant stockholder of the Company. Revenue related to SAIC for the three and nine months ended September 30, 2003 was $9,000 and $58,000, respectively. Revenues related to SAIC for the three and nine months ended September 30, 2002 was $24,000 and $89,000, respectively. SAIC owns 44 percent of the voting stock of Danet, Inc. (“Danet”) and 100 percent of the voting stock of Telcordia Technologies, Inc. (“Telcordia”) and

Intesacol. Danet is a customer and a subcontractor of the Company’s product. There was no revenue recognized related to Danet for the three and nine months ended September 30, 2003 and 2002. In the three and nine months ended September 30, 2003, we paid Danet $12,000 and $187,000 respectively, related to professional services. There were no payments made to Danet for the three and nine months ended September 30, 2002. The Company has a strategic alliance relationship and an Original Equipment Manufacturer Agreement with Telcordia. Revenue related to Telcordia for the three and nine months ended September 30, 2003, was $0 and $4,000, respectively. Revenue related to Telcordia for the three and nine months ended September 30, 2002 was $36,000 and $644,000, respectively.

     Intesacol became a subcontractor of the Company for services in Bogotá, Colombia in June 2003. In the three and nine months ended September 30, 2003 the Company paid $32,000 to Intesacol for professional services.

(13) Legal Proceedings

     Fazari v. Daleen Technologies, Inc.

     On December 5, 2001, a class action complaint was filed in the United States District Court for the Southern District of New York. On April 22, 2002 an amended complaint was filed by two plaintiffs purportedly on behalf of persons purchasing the Company’s common stock between September 20, 1999 and December 6, 2000. The complaint is styled as Angelo Fazari, on behalf of himself and all others similarly situated, vs. Daleen Technologies, Inc., BancBoston Robertson Stephens Inc., Hambrecht & Quist LLC, Salomon Smith Barney Inc., James Daleen, David B. Corey and Richard A. Schell. The individual defendants, Messrs. Corey, Schell and Daleen, have entered into tolling agreements with the plaintiffs resulting in their dismissal from the case without prejudice. The remaining defendants include us and certain of the underwriters from the Company’s initial public offering (“IPO”). More than 300 similar class action lawsuits filed in the Southern District of New York against numerous companies and their underwriters have been consolidated for pretrial purposes before one judge under the caption “In re Initial Public Offering Securities Litigation.”

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

     In June 2003, the Company approved the terms of a proposed settlement involving the plaintiffs, the insurance companies and numerous issuers, including the Company and the individual defendants, that includes a waiver by the insurance companies of any retention amounts under the policies. Court approval of the settlement is required. Under the terms of the proposed settlement, there would be no liability to be recorded by the Company other than legal fees incurred in the initial defense of the action, which are immaterial. There is no assurance that a settlement with the plaintiffs will be finalized. In the event that the settlement is not finalized and approved by the court, the Company intends to defend vigorously against the plaintiffs’ claims. The Company believes that it is entitled to indemnification by the underwriters under the terms of the underwriting agreements. The Company has notified the underwriters of the action, but the underwriters have not yet agreed to indemnify the Company. The lead underwriter, BancBoston Robertson Stephens Inc., has ceased doing business and there is no assurance it will have the financial resources to provide indemnification. Currently the amount of a loss, if any, cannot be determined and, accordingly no amounts have been recorded by the Company in the accompanying unaudited condensed financial statements with respect to this litigation.

     Abiliti-Related Litigation

     On August 1, 2003, a First Amended Petition, styled as James E. Kientzy and David K. Wilson vs. Abiliti Solutions, Inc., a corporation, and Daleen Technologies, Inc., a corporation, and Daleen Solutions, Inc., a corporation and wholly-owned subsidiary of Daleen, was filed in the Circuit Court of the County of St. Louis, State of Missouri. The First Amended Petition added Daleen Technologies and Daleen Solutions as defendants in the named action. The First Amended Petition contains certain allegations against Abiliti related to the non-payment of certain promissory notes in the aggregate principal amount of $1.2 million. The promissory notes that are the subject of the First Amended Petition are liabilities that were retained by Abiliti pursuant to the terms of the Abiliti Acquisition. The plaintiffs allege that the purchase of substantially all of the assets and certain liabilities of Abiliti constituted a de facto merger and, as a result, Daleen Technologies and its indirect wholly owned subsidiary, Daleen Solutions, are responsible for payment of the promissory notes and indemnification of the plaintiffs in connection with Abiliti’s counterclaim against the plaintiffs. The First Amended Petition also seeks to set aside the transfer of Abiliti assets as a fraudulent transfer. Daleen Solutions and Daleen Technologies believe that they are entitled to indemnification by Abiliti pursuant to the terms of the Purchase Agreement relating to the Abiliti Acquisition. The Company has provided notice to Albacore Holdings, Inc. (“Albacore”), formerly known as Abiliti, of the action and Albacore has assumed the defense of the First Amended Petition on the Company’s behalf. However, there can be no assurance that Albacore will have the financial resources to defend and/or settle the claims, pay any judgment ultimately obtained by plaintiffs, or continue to provide indemnification in connection with this matter. Due to the early stage of the proceeding, a loss, if any, cannot be determined and, accordingly, no amounts have been recorded in the accompanying unaudited condensed financial statements with respect to this litigation.

     General litigation

     On August 5, 2003, the Company reached a settlement in satisfaction of an outstanding obligation with a customer under a software license agreement. Under the terms of the settlement, this customer satisfied their obligations by agreeing to make payments in cash of $365,000 plus interest. The Company received $250,000 on August 20, 2003, and $57,500 plus interest on November 5, 2003 and expects to receive $57,500 plus interest on February 5, 2004. In accordance with SOP 97-2, the revenue related to the contractual agreement with this customer is recognized on a cash basis. Therefore, the Company recorded $250,000 as license revenue in the three and nine months ended September 30, 2003.

     The Company is involved in other lawsuits and claims incidental to its ordinary course of business. Management does not believe the outcome of any of these other activities would have a material adverse effect on the Company’s financial position or results of operations.

(14) Capital and Operating Leases

     The Company has previously entered into agreements to lease office facilities and certain equipment in Boca Raton, Florida; Atlanta, Georgia; Chesterfield, Missouri; and Toronto, Ontario, Canada. These operating leases expire on various dates through August 2004. The facilities in Atlanta and Toronto are currently being sublet.

     Property, plant and equipment includes certain computer hardware and furniture and equipment that are under capital leases which expire on various dates through August 2004. As of September 30, 2003, the gross amount of the leased equipment and related accumulated amortization recorded under capital leases were as follows (in thousands):

Furniture and Equipment	$1,515
Less accumulated amortization	(1,471)

$44

     Future minimum lease payments under non cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of September 30, 2003 are as follows (in thousands):

Year Ending December 31:	Capital Leases	Operating Leases

2003	$27	$325
2004	27	581

Total minimum lease payments	54	906

Less amount representing interest	3

Present value of minimum capital lease payments	$51
Less current installment of obligations under capital lease payments	51

Obligation under capital leases, excluding current installment	$—

     The Company subleases some office space in Toronto and in Atlanta. The amounts of minimum operating lease payments reflected in the above table are offset by future minimum rental receipts from sub lessee of $76,000 and $144,000 in years 2003 and 2004, respectively.

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

     On April 30, 2002, the FASB issued Statement of Financials Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections"(“SFAS No. 145”). Through this rescission, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. In addition, SFAS No. 145 requires sale-leaseback accounting treatment for certain lease modifications that have economic effects that are similar to sales-leaseback transactions. SFAS No. 145 also makes several other technical corrections to existing pronouncements that may change accounting practice. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on the Company’s consolidated financial statements.

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

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” (“FIN No. 45”) an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The Company does not have guarantees falling under the requirements of FIN No. 45 and as a result the adoption of this interpretation did not have an impact on the Company’s consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123. This Statement amends SFAS No.123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements. The Company is currently using the provisions of APB No. 25 and has included the disclosure modifications in Note 6.

     In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, ” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of the controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46, as amended, is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company believes the adoption of FIN 46 will not have an impact on the Company’s consolidated financial statements.

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

     In October 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on its tentative conclusions for EITF 03-05, “Applicability of SOP 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” (“EITF 03-05”). EITF 03-05 discusses that software deliverables are within the scope of SOP 97-2 as are non-software deliverables. The Company is required to adopt this consensus for fiscal periods beginning after August 2003. The Company believes the adoption of EITF 03-05 will not have an impact on the Company’s consolidated financial statements.

(16) Commitments

     In October 2003, the Company entered into a letter of credit in the amount of $531,000 to colleralize insurance premiums due from November 2003 through August 2004. Beginning in February 2004, the letter of credit will be reduced $53,000 a month. The balance of the letter of credit will be accounted for as restricted cash on the Company’s balance sheet until such time as the letter of credit is no longer outstanding.

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

     The Company acquired the assets and assumed certain liabilities of Abiliti Solutions, Inc. (the “Abiliti Acquisition”) in December 2002. The BillingCentral operation was acquired in the Abiliti Acquisition. BillingCentral is a carrier-class operation staffed by billing and telecommunications experts with an intimate knowledge of our applications that has the capacity to provide multiple levels of comprehensive outsourcing services to customers of all sizes. The BillingCentral operation added a significant revenue stream in the nine months ended September 30, 2003 and is expected to continue to be a significant part of our revenue in future periods. These outsourced billing, event management and revenue assurance services are billed and revenue is recognized on a monthly basis as services are rendered, which provides more stability and greater visibility into future performance. Together with our licensed software applications which derive revenues primarily from licensed software sales and complementary services, the revenue from our BillingCentral operation results in a more balanced business model that supports our goals of becoming cash flow positive and reaching sustainable profitability.

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

     Professional service fees are primarily recognized separately from the license fee since the services are not considered significant to the functionality of the software and the software does not require significant modification, production or customization. In instances when the services performed in conjunction with certain contracts are significant to the functionality of the software and the software requires significant modification and customization at the customer site, we recognize the total license and services amount together. There are two types of service contracts that are entered into with customers: fixed fee and time and materials.

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

Accounting for Income Taxes

     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We believe that it is more likely than not that the deferred tax assets will not be realized and therefore we have established a valuation allowance for the entire deferred tax assets, net of deferred tax liabilities. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets an adjustment to the deferred tax asset would increase income in the period such determination was made.

Goodwill

     In 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” Goodwill is no longer amortized but tested for impairment at least annually. At December 31, 2002 and September 30, 2003 the goodwill balance was related to the Abiliti Acquisition.

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

Results of Operations

     The accounts and operations for the nine months ended September 30, 2002 included PartnerCommunity, Inc. (“PartnerCommunity”). We sold this subsidiary on June 24, 2002 and therefore the results of operations for the nine months ended September 30, 2003 do not include any results from PartnerCommunity.

     The Abiliti Acquisition has created an increased revenue stream and helped position us to be a long standing competitor in the marketplace. In addition to licensing our software, we now offer a comprehensive outsourcing solution which was significant to our operations for the three months and nine months ended September 30, 2003.

     As a result of the Abiliti Acquisition and the savings we have realized as a result of our cost reduction plans in 2001 and 2002, we have reduced our cost structure throughout the Company. We have reduced our costs and use of cash over the past nine months and we continue to focus on achieving growth through sales to our existing customers as well as maintaining a direct sales force and alliance partners.

     As a result of the Abiliti Acquisition, the Company formed a wholly owned subsidiary DSI, Inc., and a wholly owned subsidiary of DSI, Inc., Daleen Solutions, Inc. (“Daleen Solutions”). For the three months and nine months ended September 30, 2003, the results of operations include the operating results of Daleen Solutions. The results of operations for the three and nine months ended September 30, 2002 do not include any results of Daleen Solutions.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     Total Revenue. Total revenue, which includes professional services and other revenue and license revenue, increased $3.7 million, or 295.3% to $4.9 million in the three months ended September 30, 2003, from $1.2 million for the same period in 2002. The primary reasons for the increase in revenue is related to the outsourcing services revenue stream related to the Abiliti Acquisition and the license and services agreement that was executed with a customer in Bogotá, Colombia in May 2003 (the “Colombian Contract”).

     Professional Services and Other. Our professional services and other revenue consists of revenue from professional consulting services, training, maintenance and support, and third-party software fulfillment, all related to the software products we develop. Consulting services are offered on a fixed fee basis and on a time and materials basis. Third-party software fulfillment is offered on a “cost plus” basis. In addition, these revenues include the BillingCentral outsourcing operation. Outsourced services are billed monthly and recognized as services are rendered. Professional services and other revenue increased $3.6 million, or 419.8%, to $4.4 million in the three months ended September 30, 2003 from $849,000 for the same period in 2002. The increase was primarily related to revenue earned by our outsourcing services and the professional services performed during the three months ended September 30, 2003 under the Colombian Contract. Professional services and other revenue increased to 89.6% of total revenue in the three months ended September 30, 2003, compared to 68.1% in the same period in 2002.

     License Fees. Our license fees are derived from licensing our software products. License fees increased $116,000, or 29.2%, in the three months ended September 30, 2003 to $513,000, from $397,000 for the same period in 2002. In the three months ended September 30, 2003 we recognized $250,000 in license fees from a license payment received from a customer in partial satisfaction of amounts to be paid by this customer under the terms of a settlement agreement with regard to amounts owed under a software license agreement. License revenue also increased from revenue recognized on a percentage of completion basis under the Colombian Contract. License fees constituted 10.4% of total revenue in the three months ended September 30, 2003, compared to 31.9% in the same period in 2002. The decrease in license fees as a percentage of total revenue is due to the increase in professional services and other revenue in the three months ended September 30, 2003.

     Cost of Revenue. Cost of revenue increased $1.0 million, or 233.0%, to $1.5 million in the three months ended September 30, 2003 from $438,000 in the same period in 2002. The cost of revenue includes both cost of professional services and other and cost of license fees. These components include the cost of direct labor, benefits, subcontracting costs, third-party software license payments, third-party software maintenance, overhead and materials associated with the fulfillment and delivery of license products and related corporate overhead costs to provide professional services to customers including the delivery of outsourcing services. The total costs increased primarily due to the increase in labor costs for the three months ended September 30, 2003 related to the Abiliti Acquisition and the increase in third party subcontracting costs for work performed under the Colombian Contract. The total cost of revenue as a percentage of total revenue decreased to 29.6% in the three months ended September 30, 2003 from 35.1% in the same period in 2002. The decrease as a percentage of total revenue is due to an increase in total revenue in the three months ended September 30, 2003.

     Cost of Professional Services and Other. Cost of professional services and other includes cost of direct labor, benefits, third-party software maintenance and related costs to provide professional services, maintenance and training to our customers. Cost of professional services and other increased $1.0 million, or 258.2%, to $1.4 million, in the three months ended September 30, 2003 from $404,000 in the same period in 2002 primarily due to the increase in labor costs in the three months ended September 30, 2003 related to the Abiliti Acquisition and the increase in third-party subcontracting costs related to the Colombian Contract. Cost of professional services and other decreased to 32.8% of professional services and other revenue in the three months ended September 30, 2003, compared to 47.6% for the same period in 2002. The decrease as a percentage of professional services and other revenue is due to the increase in professional services and other revenue in the three months ended September 30, 2003.

     Cost of License Fees. Cost of license fees includes direct cost of labor, benefits, packaging material for fulfillment and shipment of our software products and third-party software license payments. Cost of license fees decreased $23,000, or 68.8%, to $11,000 in the three months ended September 30, 2003 from $34,000 in the same period in 2002. The total costs decreased primarily due to the decrease in third party license software costs. Cost of license fees as a percentage of license revenue decreased to 2.1% in the three months ended September 30, 2003, compared to 8.5% in the same period in 2002.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, benefits, commissions earned by sales, marketing and partner management personnel, travel and entertainment, trade show and marketing program costs, promotional and related corporate overhead costs. These expenses increased $24,000, or 3.1%, to $813,000 in the three months ended September 30, 2003, compared to $789,000 in the same period in 2002. These costs increased as a result of an increase in commissions as a result of the increase in revenue offset by a decrease in our trade show presence. As a percentage of total revenue, these expenses decreased to 16.5% in the three months ended September 30, 2003 compared to the 63.4%, in the same period in 2002. The decrease as a percentage of total revenue is due to the increase in total revenue in the three months ended September 30, 2003.

     Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product testing and benchmarking, management and quality assurance personnel, subcontractor costs and related corporate overhead costs. Our research and development expenses increased $873,000, or 122.5%, to $1.6 million for the three months ended September 30, 2003, from $713,000 in the same period in 2002. The increase was primarily due to the increase in labor costs associated with the Abiliti Acquisition. As a percentage of revenue, these expenses decreased to 32.2% in the three months ended September 30, 2003 compared to 57.2% in the same period in 2002. The decrease as a percentage of total revenue is due to the increase in total revenue in the three months ended September 30, 2003.

     General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance and accounting, administrative, facilities, human resources and information systems personnel. Our general and administrative costs increased $370,000, or 33.9%, to $1.5 million in the three months ended September 30, 2003, from $1.1 million in the same period in 2002. This increase was primarily due to the increase in labor costs associated with the Abiliti Acquisition, in 2003 we began to pay compensation to members of our board of directors which amounted to $48,000 for the three months ended September 30, 2003, and an increase in travel and entertainment expenses. As a percentage of total revenue, these expenses decreased to 29.7% in the three months ended September 30, 2003 as compared to 87.8% in the same period in 2002. The decrease as a percentage of total revenue is due to the increase in total revenue in the three months ended September 30, 2003.

     Other Income. Other income decreased $17,000, or 40.1%, to $25,000 in the three months ended September 30, 2003, from $42,000 for the same period in 2002. The decrease was a result of the decrease in our investment earnings due to the decrease in our cash balance and a decrease in interest rates in 2003.

Nine Months Ended September 30, 2003 Compared To Nine Months Ended September 30, 2002

     Total Revenue. Total revenue, which includes professional services and other revenue and license revenue, increased $8.0 million, or 154.3%, to $13.2 million in the nine months ended September 30, 2003 from $5.2 million for the same period in 2002. The primary reasons for the increase in revenue is related to the outsourcing services revenue stream related to the Abiliti Acquisition and the new contracts that were signed in 2003, including the Colombian Contract.

     Professional Services and Other. Our professional services and other consists of revenue from professional consulting services, training, maintenance and support, and third-party software fulfillment, all related to the software products we develop. Consulting services are offered on a fixed fee basis and on a time and materials basis. Third-party software fulfillment is offered on a “cost plus” basis. In addition, these revenues include the BillingCentral outsourcing operation. Outsourced services are billed monthly and recognized as services are rendered. Professional services and other revenue increased $8.4 million, or 218.8%, in the nine months ended September 30, 2003 to $12.2 million, compared to $3.8 million in the same period in 2002. The increase was primarily related to revenue earned by our outsourcing services and the professional services performed under the Colombian Contract. Professional services and other revenue constituted 92.5% of total revenue in the nine months ended September 30, 2003, compared to 73.8% for the same period in 2002.

     License Fees. Our license fees are derived from licensing our software products. License fees decreased $372,000, or 27.3%, in the nine months ended September 30, 2003 to $989,000 from $1.4 million for the same period in 2002. The decrease primarily related to a customer exceeding contractually billed revenue levels resulting in $700,000 of additional license fees in the nine months ended September 30, 2002. This decrease was slightly offset by license revenue recorded from new contracts signed in 2003. License fees constituted 7.5% of total revenue in the nine months ended September 30, 2003, compared to 26.2% in the same period in 2002.

     Cost of Revenue. Cost of revenue increased $1.9 million, or 90.2%, to $4.1 million in the nine months ended September 30, 2003, from $2.2 million in the same period in 2002. The cost of revenue includes both cost of professional services and other and cost of license fees. These components include the cost of direct labor, benefits, subcontractor costs, overhead and materials associated with the fulfillment and delivery of licensed products, amortization expense related to prepaid third-party licenses and related corporate overhead costs to provide professional services to our customers. These costs increased due to(1) the increase in labor costs related to the Abiliti Acquisition, (2) the write-off of $202,000 of prepaid third-party software license costs because the contract expired and these products were no longer available to be sublicensed to customers, (3) the recording of $145,000 related to a stamp tax that was incurred upon execution of the Colombian Contract, (4) an increase in third party subcontracting costs for work performed under the Colombian Contract and (5) an increase in third party software costs related to the increase in third party software revenue. The total cost of revenue as a percentage of total revenue decreased to 31.0% in the nine months ended September 30, 2003, compared to 41.4%

in the same period in 2002. This decrease in the cost of revenue as a percentage of total revenue resulted from the increase in total revenue in the nine months ended September 30, 2003.

     Cost of Professional Services and Other. Cost of professional services and other includes cost of direct labor, benefits, subcontracting costs, third-party software and related corporate overhead costs to provide professional services and training to our customers. Cost of professional services and other increased $1.6 million, or 82.4%, to $3.6 million in the nine months ended September 30, 2003, from $2.0 million in the same period in 2002. These costs increased due to (1) the increase in labor costs related to the Abiliti Acquisition(2) an increase in third party subcontracting costs for work performed under Colombian Contract and (3) an increase in third party software costs related to the increase in third party software revenue. Cost of professional services and other decreased to 29.6% of professional services and other revenue in the nine months ended September 30, 2003, compared to 51.7% for the same period in 2002 due to the increase in professional services and other revenue.

     Cost of License Fees. Cost of license fees includes direct cost of labor, benefits and packaging material for fulfillment and shipment of our software products and amortization expense related to prepaid third-party licenses. Cost of license fees increased $308,000, or 179.9% to $479,000, in the nine months ended September 30, 2003, from $171,000 in the same period in 2002 due to the $202,000 write-off of prepaid third-party software license costs and a stamp tax that was incurred upon execution of the Colombian Contract discussed above in the “Cost of Revenue.” Cost of license fees increased to 48.4% of license revenue in the nine months ended September 30, 2003, compared to 12.6% for the same period in 2002.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales, marketing and partner management personnel, travel and entertainment, trade show and marketing program costs, promotional and related corporate overhead costs. These expenses decreased $485,000, or 16.0%, to $2.5 million in the nine months ended September 30, 2003, from $3.0 million for the same period in 2002. The decrease in 2003 was a result of our cost reduction measures taken in May 2002 with a corresponding decrease in travel and entertainment costs and tradeshow costs. In addition, the decrease resulted from the reduction in sales and marketing activities due to the sale of PartnerCommunity in June 2002. As a percentage of total revenue, these expenses decreased to 19.3% in the nine months ended September 30, 2003 compared to 58.3% for the same period in 2002.

     Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product testing and benchmarking, management and quality assurance personnel, subcontractor costs and related corporate overhead costs. Our research and development expenses increased $1.8 million, or 57.2%, to $4.9 million in the nine months ended September 30, 2003, from $3.1 million for the same period in 2002. The increase was primarily due to the increase in labor costs associated with the Abiliti Acquisition. As a percentage of revenue, these expenses decreased to 36.9% in the nine months ended September 30, 2003 compared to 59.7% for the same period in 2002 mainly due to the increase in total revenue.

     General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance and accounting, facilities, human resources and information systems personnel, and related corporate overhead costs. Our general and administrative expenses increased $916,000, or 24.9%, to $4.6 million in the nine months ended September 30, 2003, from $3.7 million in the same period in 2002. The increase was primarily due to the increase in labor costs associated with the Abiliti Acquisition in addition to the payment of $152,000 in compensation to our board of directors during the nine months ended September 30, 2003. The increase was offset by a decrease in our provision for bad debt. In the nine months ended September 30, 2003 there was a net recovery of $26,000 due to receiving a payment for pre-petition claims which were fully reserved from a customer who declared bankruptcy in 2000 compared to a charge of $380,000 in the nine months ended September 30, 2002. The charge for the nine months ended September 30, 2002 was due to certain customers significantly reducing or liquidating their operations in 2002. As a percentage of revenue, general and administrative expenses decreased to 34.8% in the nine months ended September 30, 2003 from 70.9% in the same period in 2002 due to the increase in total revenue.

     Impairment of Long-Lived Assets. Impairment charges increased $500,000, or 100%, to $500,000 in the nine months ended September 30, 2003, from $0 for the same period in 2002. Impairment charges consisted of the impairment of an investment in a third-party technology company due to a decline in fair value which was other than temporary. This investment was fully written off in June 2003

     Restructuring Charges. Restructuring charges decreased $745,000, or 100%, to $0 in the nine months ended September 30, 2003 from $745,000 for the same period in 2002. Restructuring charges in the nine months ended September 30, 2002 was a result of the cost reduction measures taken in May 2002. There were no cost reduction measures taken in the nine months ended September 30, 2003.

     Other Income. Other income decreased $520,000, or 73.0%, to $192,000 in the nine months ended September 30, 2003 from $712,000 for the same period in 2002. This was primarily attributable to recording a gain of $391,000 associated with the sale of PartnerCommunity in June 2002. In addition, the decrease in investment earnings was due to the decrease in interest rates in 2003 compared to 2002.

Liquidity And Capital Resources

     Net cash used in operating activities was $2.1 million for the nine months ended September 30, 2003, compared to $7.0 million for the nine months ended September 30, 2002. During the third quarter of 2003, cash used in operations was approximately $791,000 compared to $1.2 million in the second quarter and $66,000 in the first quarter of 2003. The variations are principally due to the ordinary course fluctuations in the timing of our cash receipts and disbursements that we experience from quarter to quarter. The principal use of cash for all periods was to fund our losses from operations.

     Net cash used in financing activities was $138,000 for the nine months ended September 30, 2003 compared to net cash used in financing activities of $28,000 for the nine months ended September 30, 2002. In 2003, the cash used in financing activities was related to capital lease payments. In 2002, the cash used in financing activities was for transaction costs related to the sale of Series F convertible preferred stock (“Series F preferred stock”) in 2001.

     Net cash used in investing activities was $522,000 for the nine months ended September 30, 2003, compared to $171,000 for the nine months ended September 30, 2002. The cash used in investing activities for the nine months ended September 30, 2003 was primarily related to payments of expenses for transaction costs related to the Abiliti Acquisition and capital expenditures. The cash used in investing activities for the nine months ended September 30, 2002 was mainly related to transaction costs related to the Abiliti Acquisition and capital expenditures offset by cash received from the sale of PartnerCommunity.

     We had an accumulated deficit of $214.1 million at September 30, 2003 and although we continued to experience operating losses of $3.2 million for the nine months ended September 30, 2003, the losses decreased $3.6 million from the nine months ended September 30, 2002 and losses decreased $1.0 million in the third quarter of 2003 from the losses incurred in each of the first and second quarters of 2003. Cash and cash equivalents at September 30, 2003 were $4.2 million.

     We believe the cash and cash equivalents at September 30, 2003, may be sufficient to fund operations for the foreseeable future based upon improvement in our overall cost structure resulting from our cost reduction activities, ongoing efforts aimed at controlling costs, and anticipated future revenues including a continued significant customer relationship with Allegiance Telecom, Inc. (“Allegiance”), the Company’s largest customer in 2003.

     We provide outsourcing services to Allegiance pursuant to an agreement expiring on December 31, 2003. The current agreement provides for an automatic twelve month renewal period under the same terms and conditions absent the furnishing of a notice of non-renewal by either party to the other. In October 2003, we notified Allegiance of our election not to renew the agreement under the current contractual terms. We are attempting to negotiate the terms of a new contract with Allegiance. Since May 2003 Allegiance has been operating under Chapter 11 of the U.S. Bankruptcy Code. As a critical vendor, we have continued to provide services pursuant to the existing contract. If a new contract between the parties cannot be reached or if Allegiance and us cease doing business for any reason, we may be required to reduce operations and/or seek additional public or private equity financing or financing from other sources or consider other strategic alternatives, including a possible merger, sale of assets, or other business combination or restructuring transactions. There can be no assurances that additional financing or strategic alternatives will be obtainable on terms acceptable to us or that any additional financing would not be substantially dilutive to existing stockholders. If Allegiance and us cease to do business for any reason and we fail to obtain additional financing or fail to engage in one or more strategic alternatives it may have a material adverse effect on our ability to continue to operate as a going concern. The condensed unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty. See “Risks Associated with Our Business and Operating Results” below.

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

     Two customers accounted for an aggregate of 53.1% of our total revenue for the nine months ended September 30, 2003. If an unfavorable development occurs with respect to any significant customer it would likely materially adversely impact our total revenues and financial results. We provide outsourcing services to our largest customer, Allegiance, pursuant to a contract expiring on December 31,2003. Allegiance has been operating under Chapter 11 of the U.S. Bankruptcy Code since May 2003. In October 2003, we notified Allegiance of the Company’s election not to renew the agreement under the current contractual terms. We are attempting to negotiate the terms of a new contract with Allegiance. There can be no assurance that a new agreement between the parties will be reached, or that this business relationship will continue beyond 2003, or that we will achieve anticipated revenues from this customer for the remainder of 2003.

     In addition, we entered into the Colombian Contract with Empresa De Telecomunicaciones De Bogotá (“ETB”) and we expect ETB to be a significant customer for the year ending December 31, 2003. ETB may terminate the Colombian Contract at anytime for any reason. If ETB terminates for any reason, other than our breach of the contract, ETB must pay the proportionate fees for services performed and licenses provided prior to the date of termination. The project is divided into phases and invoicing is tied to performance milestones. The first significant payment is anticipated in the fourth quarter of 2003 and will continue periodically throughout 2004 and 2005. There can be no assurance that we will achieve anticipated revenues or receive prompt payments from ETB throughout the contract period.

Additional capital and/or strategic alternatives may be required for us to continue our operations and as a result, our independent public accountants have expressed doubts over our ability to continue as a going concern.

     We incurred net losses of approximately $3.2 million for the nine months ended September 30, 2003, and we had an accumulated deficit of approximately $214.1 million as of September 30, 2003. Our cash and cash equivalents at September 30, 2003 were $4.2 million. Cash used in operations for the nine months ended September 30, 2003 was $2.1 million. As a result of our business concentration risk, our past recurring losses from operations and our accumulated deficit, the independent auditors’ report covering our December 31, 2002 consolidated financial statements contains an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raised substantial doubt about our ability to continue as a going concern.

     We believe the cash and cash equivalents at September 30, 2003, may be sufficient to fund operations for the foreseeable future based upon improvement in our overall cost structure resulting from our cost reduction activities, ongoing efforts aimed at controlling costs, and anticipated future revenues including a continued significant customer relationship with Allegiance Telecom, Inc. (“Allegiance”), our largest customer in 2003.

     We provide outsourcing services to Allegiance pursuant to an agreement expiring on December 31, 2003. The current agreement provides for an automatic twelve month renewal period under the same terms and conditions absent the furnishings of a notice of non-renewal by either party to the other. In October 2003, we notified Allegiance of our election not to renew the agreement under the current contractual terms. We are attempting to negotiate the terms of a new contract with Allegiance. Since May 2003 Allegiance has been operating under Chapter 11 of the U.S. Bankruptcy Code. As a critical vendor, we have continued to provide services pursuant to the existing contract. If a new contract between the parties cannot be reached or if Allegiance and us cease doing business for any reason, we may be required to reduce operations and/or seek additional public or private equity financing or financing from other sources or consider other strategic alternatives, including a possible merger, sale of assets, or other business combination or restructuring transactions. There can be no assurances that additional financing or strategic alternatives will be obtainable on terms acceptable to us or that any additional financing would not be substantially dilutive to existing stockholders. If Allegiance and us cease to do business for any reason and we fail to obtain additional financing or fail to engage in one or more strategic alternatives it may have a material adverse effect on our ability to continue to operate as a going concern. See “Risks Associated with our Series F Preferred Stock – The holders of our Series F preferred stock have rights that are senior to those of the holders of our common stock in the event of the sale of our Company or in the event of our liquidation, dissolution or winding up” for a discussion of the terms of the Series F preferred stock applicable in the event of a business combination, liquidation event or issuance of equity securities.

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

     We incurred net losses of approximately $3.2 million for the nine months ended September 30, 2003. As of September 30, 2003 we had an accumulated deficit of approximately $214.1 million. We have not achieved profitability to date and may not do so in the foreseeable future.

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

     Many of our customers and potential customers lack significant financial resources or are experiencing liquidity difficulties as a result of the tightening of the financial markets and the prolonged weakness in the U.S. economy in recent years. Further, this general economic weakness has resulted in delays or reductions in expenditures for information technology, which has, and may continue to adversely affect demand for our products and services.

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

Claims related to the liabilities retained by Abiliti in the Abiliti Acquisition remain unresolved and if Abiliti exhausts its remaining assets, we may be forced to pay the costs of defending such claims, and settlement or judgment amounts, if any.

     Certain claims related to the liabilities retained by Abiliti in the Abiliti Acquisition remain unresolved. Abiliti is obligated to indemnify us for all such claims and is currently defending us in the action entitled James E. Kientzy and David K. Wilson vs. Abiliti Solutions, Inc., a corporation, and Daleen Technologies, Inc., a corporation, and Daleen Solutions, Inc., a corporation and wholly-owned subsidiary of Daleen. Abiliti has no significant income. If Abiliti exhausts its remaining assets, it will no longer have the financial resources to provide indemnification and we may be forced to pay the costs of such defense, and settlement or judgment amounts, if any.

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

     The holders of the Series F preferred stock will have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding up. The aggregate amount of that senior claim will be at least $110.94 per share of Series F preferred stock (the “Preferential Amount”), or approximately $50.8 million based on the number of shares of Series F preferred stock outstanding at September 30, 2003.

     Additionally, unless otherwise agreed by the holders of at least a majority of the outstanding shares of Series F preferred stock, in the event of a “Sale of the Company,” we are required to redeem all of the issued and outstanding shares of Series F preferred stock for the Preferential Amount per share. A “Sale of the Company” means, with certain limited exceptions: (i) the acquisition by another entity by means of merger or consolidation resulting in the exchange of at least 50% of the outstanding shares of our capital stock for securities issued or other consideration paid by the acquiring entity or any parent subsidiary thereof; or (ii) the sale or other disposition by us of substantially all of our assets. As a result, in the event of a Sale of the Company, the holders of the Series F preferred stock will be entitled to the first $50.8 million of the transaction value based on the Series F preferred stock outstanding September 30, 2003.

The holders of our Series F preferred stock have significant voting rights that are senior to those of the holders of our common stock.

     The holders of the Series F preferred stock have voting rights entitling them to vote together with the holders of our common stock as a single class and on the basis of 100 votes per share of Series F preferred stock held by such holder, subject to certain anti-dilution adjustments. As of September 30, 2003, the voting power of the holders of the currently outstanding shares of Series F preferred stock constitutes approximately 50.0% of the entire voting class of common stock, without giving effect to the shares of our common stock currently owned by the holders of the Series F preferred stock, or the exercise of warrants to acquire our common stock and warrants to acquire our Series F preferred stock (“Series F Warrants”) held by such holders, or approximately 55.31% if the warrant holders exercise their Series F Warrants.

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

     In the event of conversion of the Series F preferred stock, the holders are entitled to vote the number of shares of common stock issued upon conversion. Each share of outstanding Series F preferred stock is currently convertible into 122.4503 shares of common stock, or an aggregate of approximately 56.1 million shares of common stock assuming the conversion of all of the shares of Series F preferred stock outstanding as of September 30, 2003.

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

     In September 2003, we approved the terms of a proposed settlement involving the plaintiffs, the insurance companies and numerous issuers, including us and the individual defendants, that includes a waiver by the insurance companies of any retention amounts under the policies. Court approval of the settlement is required. Under the terms of the proposed settlement, there would be no liability to be recorded by us other than legal fees incurred in the initial defense of the action, which are immaterial. There is no assurance that a settlement with the plaintiffs will be finalized. In the event that the settlement is not finalized and approved by the court, we intend to defend vigorously against the plaintiffs’ claims. We believe that we are entitled to indemnification by the underwriters under the terms of the underwriting agreements. We have notified the underwriters of the action, but the underwriters have not yet agreed to indemnify us. The lead underwriter, BancBoston Robertson Stephens Inc., has ceased doing business and there is no assurance it will have the financial resources to provide indemnification. Currently the amount of a loss, if any, cannot be determined and, accordingly, no amounts have been recorded in the accompanying unaudited condensed financial statements with respect to this litigation.

     Abiliti-Related Litigation

     On August 1, 2003, a First Amended Petition, styled as James E. Kientzy and David K. Wilson vs. Abiliti Solutions, Inc., a corporation, and Daleen Technologies, Inc., a corporation, and Daleen Solutions, Inc., a corporation and wholly-owned subsidiary of Daleen, was filed in the Circuit Court of the County of St. Louis, State of Missouri. The First Amended Petition added Daleen Technologies and Daleen Solutions as defendants in the named action. The First Amended Petition contains certain allegations against Abiliti related to the non-payment of certain promissory notes in the aggregate principal amount of $1.2 million. The promissory notes that are the subject of the First Amended Petition are liabilities that were retained by Abiliti pursuant to the terms of the Abiliti Acquisition. The plaintiffs allege that the purchase of substantially all of the assets and certain liabilities of Abiliti constituted a de facto merger and, as a result, Daleen Technologies and its indirect wholly owned subsidiary, Daleen Solutions, are responsible for payment of the promissory notes and indemnification of the plaintiffs in connection with Abiliti’s counterclaim against the plaintiffs. The First Amended Petition also seeks to set aside the transfer of Abiliti assets as a fraudulent transfer. Daleen Solutions and Daleen Technologies believe that they are entitled to indemnification by Abiliti pursuant to the terms of the Purchase Agreement relating to the Abiliti Acquisition. We have provided notice to Albacore Holdings, Inc. (“Albacore”), formerly known as Abiliti, of the action and Albacore has assumed the defense of the First Amended Petition on our behalf. However, there can be no assurance that Albacore will have the financial resources to settle the claims, pay any judgment ultimately obtained by plaintiffs, or continue to provide indemnification in connection with this matter. Due to the early stage of the proceeding, a loss, if any, cannot be determined and, accordingly no amounts have been recorded in the accompanying unaudited condensed financial statements with respect to this litigation.

     We are involved in other lawsuits and claims incidental to our ordinary course of business. We do not believe the outcome of any of this litigation would have a material adverse impact on our financial position or our results of operations.

Item 6. Exhibits And Reports On Form 8-K.

     (a)  Exhibit List

Exhibit
Number	Description

10.1	Lease Amendment dated October 17, 2003 between 400 Chesterfield Center, Inc. and Daleen Solutions, Inc. filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

     (b)  Reports on Form 8-K

     Report on Form 8-K, items 5 and 7, filed on July 14, 2003 with respect to an update on the status of payments received from Allegiance Telecom, Inc.

     Report on Form 8-K item 12, furnished under item 9 on July 24, 2003 with respect to Daleen’s second quarter 2003 financial operating results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DALEEN TECHNOLOGIES, INC.

/s/ GORDON QUICK

Date: November 12, 2003	GORDON QUICK President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2003	/s/ JEANNE PRAYTHER

Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)