Form 10-K
period 2003-12-31
DALEEN TECHNOLOGIES INC
filed 2004-03-18
CIK 1002658

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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

      The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the average of the bid and ask quotations for the common stock on June 30, 2003, as reported by the OTC Bulletin Board, was approximately $2,436,475.

      As of February 1, 2004, the Registrant had outstanding 46,929,372 shares of common stock.

Documents incorporated by reference:     None.

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

      You should be aware that some of these statements are subject to known and unknown risks, uncertainties and other factors, including those discussed in the section of the Form 10-K in Item 7 under the heading “Risk Factors” that could cause the actual results to differ materially from those suggested by the forward-looking statements.

PART I

Item 1.	Business

Overview

      Daleen Technologies, Inc. (“Daleen” or the “Company”) is a global provider of advanced billing and customer care, event management, and revenue assurance software for convergent communication service providers and other technology solutions providers. Our solutions are designed using the latest open Internet technologies to enable providers to enhance operational efficiency while driving maximum revenue from their products and services. Our products and services are used by communication providers to support a variety of voice, data and Internet-based services across wireless, wireline and satellite networks. Our RevChain® billing and customer management and AsuritiTM event management and revenue assurance applications deliver proven interoperability with other legacy billing systems and other downstream operational support systems (OSS) applications, and have a high degree of flexibility and scalability, making the software highly adaptable and ready for the future. RevChain and Asuriti can be purchased as licensed software applications or as part of a turn-key solution through BillingCentral®, our carrier-class outsourcing operation.

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

      We launched our current RevChain product platform in February 2001, replacing the BillPlex client-server applications with a family of more powerful web-enabled applications that are built on an open Internet Integration Architecture (IIATM). RevChain was designed to provide the increased throughput and support that convergent service providers need to rate and bill for high volumes of wireline and wireless, voice, data, Internet, and digital media services. The open architecture and modular design facilitates integration with other billing and OSS systems, and streamlines the migration process for customers moving from BillPlex to RevChain.

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

      On October 3, 2002 we formed a wholly-owned subsidiary DSI, Inc. and a wholly-owned subsidiary of DSI, Inc., Daleen Solutions, Inc. (“Daleen Solutions”). These entities were formed for the purpose of purchasing the assets and assuming certain liabilities of Abiliti Solutions, Inc. (“Abiliti”) which was consummated on December 20, 2002 (the “Abiliti Acquisition”).

      Our product portfolio expanded as a result of the Abiliti Acquisition, and now includes Asuriti, an enhanced event management and revenue assurance application developed and previously offered by Abiliti, and a turn-key outsourcing services solution for billing, event management and revenue assurance through our BillingCentral® outsourcing operation. Asuriti for Event Management provides a dynamic way for communication providers dealing with multiple data feeds, event formats, and service types to capture events from various network elements, validate and enhance individual records online, and distribute data in the appropriate format to downstream systems. It uses a flexible, rules-driven architecture to allow service providers to quickly, efficiently, and cost-effectively support new service types and event data formats without complex programming. In June 2003, we introduced Asuriti for Revenue Assurance, a new application designed to help detect and correct leaks, gaps and errors in a service provider’s OSS that could delay or obstruct operational processing and negatively impact both costs and revenues. Asuriti for Revenue Assurance is based on the same rules-based technology that powers Asuriti for Event Management. We also acquired Abiliti’s NetworkStrategies® billing application and RateITTMrating engine. Although not actively marketed to new customers, we will continue to provide services and support to existing customers.

      In 2003 we completed the successful integration between our RevChain and Asuriti products and incorporated RevChain into BillingCentral as an outsourced billing solution. This has given us a more comprehensive and flexible solution set for addressing the event processing, rating, billing, and revenue assurance needs of our customers.

      We also offer professional services and product support related to all of our products previously sold to our customers.

      On July 4, 2003 we formed a branch office in Bogotá, Colombia, Daleen Technologies Surcursal Colombia. This branch was formed for the purpose of doing business with Empresa de Telecomunicaciones de Bogotá S.A. ESP (“ETB”) located in Bogotá, Colombia.

Available Information

      We file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and any amendments to those reports with the Securities and Exchange Commission (“SEC”). These filings are available to the public over the internet on the SEC’s website at http://www.sec.gov and are available free of charge on our website at http://www.daleen.com as soon as reasonably practical after such reports are filed with the SEC. You may also read and copy any document we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may call the SEC at 1-800-SEC- 0330 for further information on the operation of the Public Reference Room.

Recent Developments

     Proposed Reverse Stock Split

      We filed a preliminary proxy statement on January 28, 2004 in connection with a proposed one-for-500 reverse stock split of our issued and outstanding common stock (the “Reverse Split”). If implemented, the Reverse Split would enable us to terminate our obligations to file annual, periodic reports and other filings with the SEC. If the Reverse Split is implemented, stockholders holding fractional shares of common stock after the Reverse Split would receive a cash payment equal to $.30 per pre-split share of common stock in lieu of the issuance of fractional shares. Stockholders holding less than 500 shares of common stock before the Reverse Split would be cashed out and would have no further equity interest in the Company. With respect to shares of common stock held in brokerage accounts, we would look through the stockholders of record to the beneficial owners of such shares for purposes of determining whether or not the Reverse Split results in such beneficial owners holding fractional shares of common stock. Payment also would be made to such beneficial owners in lieu of the issuance of any such fractional shares. The total estimated consideration (excluding fees and expenses) that would be paid as a result of the Reverse Split is expected to be approximately $225,000 and would be paid out of working capital or a possible bridge loan as described below. The Board of Directors has retained the discretion to determine whether or not to implement the Reverse Split even after receipt of the requisite stockholder approval.

     Operating Loan

      In February 2004, we closed a revolving loan facility (the “Operating Loan”) with Silicon Valley Bank (“SVB”) and guaranteed by EXIM Bank. The term of the Operating Loan is fifteen months. Total funding under the Operating Loan is $2,700,000. We can borrow against the Operating Loan based on estimated funding dates and may have outstanding borrowings at any given time of up to $2,000,000. The proceeds of the Operating Loan will be used for operating costs associated with our contract with ETB. We have borrowed $1,732,000 against this loan as of March 1, 2004. Interest accrues at the rate of prime plus 2% (minimum 4%) per annum. SVB will have a first priority security interest in all of our assets until the Operating Loan is paid in full. The Operating Loan contains customary representations and warranties and covenants including maintaining a minimum tangible net worth requirement of $4,000,000. We intend to repay the Operating Loan solely from revenues received from ETB.

     Bridge Loan

      We are exploring the possibility of entering into a convertible bridge loan arrangement (“Bridge Loan”) with certain of the current holders of our Series F convertible preferred stock (“Series F preferred stock”). Discussions regarding a possible Bridge Loan are in the initial stages. It is unclear at this time whether such a transaction will be consummated and the timing is unknown.

Industry Background

      Our core billing, customer management, event management and revenue assurance software continues to be focused on the telecommunications industry. Far from its regulated origins, the telecom industry has become a multi-faceted open market of traditional, independent and competitive local exchange and long distance carriers, competing to offer customers a range of wireline and wireless voice, data, Internet, and other high bandwidth digital services that are now widely available through commonly-deployed technologies.

      The rapid explosion of new products and services in recent years fueled competition for customers, causing service providers to expand their networks and diversify product and service offerings. While this allowed them to retain and grow their customer bases, a new problem emerged. More often than not, existing billing and operational support systems were not able to support the new offerings, thus preventing them from achieving their full revenue potential. When the economy stalled, many of these providers found they faced huge revenue gaps. With no new capital to fund needed operational improvements, they were forced out of the market. Many of the surviving entities subsequently joined forces with or were acquired by competing organizations.

      We believe today’s market is more homogenous, differentiated by business strategy and size more than service offerings. With similar product offerings, it seems that service providers are attempting to differentiate themselves by bundling together and cross-discounting innovative combinations of communications services and providing superior customer care. Facing pressure to improve profit margins, service providers seem to be taking a more aggressive role in understanding and managing the systems and processes involved in capturing and driving revenue within their organizations. Providers are more willing to tackle system upgrades and migrations on their own rather than relying on their software vendors or systems integrators. More than ever, we believe our success is linked to having effective billing and customer management, event management and revenue assurance solutions that are easy to implement and manage and that work within a provider’s systems infrastructure to make it easier for them to track and manage customers and revenues, dynamically change and grow service offerings, and automate and streamline operational performance.

Issues Common to Our Targeted Markets

      In 2003, telecommunications companies continued to battle back from the lingering effects of a severe market downturn that started in 2001. While the fallout of companies has diminished, those that survived have made significant adjustments to control expenses in order to remain competitive. Shifting their attention away from aggressive growth targets and new market penetration, companies are focused on initiatives that will allow them to increase revenues from their current customer base while reducing or controlling operating costs.

      To survive the past several years, providers were forced to postpone previously planned technology upgrades and new investments, stretching the capabilities of their back-office systems. In order to introduce new offerings and rate plans, and accept and handle new types and formats of event data, providers have repeatedly added to or modified their legacy systems. These businesses now find themselves maintaining an extremely complex information systems environment consisting of numerous proprietary systems that were often designed to work as stand-alone applications. In addition, many of these systems are based on older technology platforms that are more costly to maintain and have only a limited interoperability with other elements of the information system. These systems require significant time, resources, and effort to modify or which makes it difficult for service providers to respond quickly and competitively with innovative marketing promotions and new service offerings

      Mergers and business combinations among service providers have added to the complexity and inefficiency of billing and OSS environments. As companies merge, the surviving entity is often left with multiple disconnected systems that share no common platform to connect one business group or system to another, and fewer resources to achieve integration. With an intense focus on bottom line results, we see providers searching for ways to streamline and improve processes, eliminate redundancies, and drive costs out of their operations. More and more, these companies are starting to view technology as a tool that can help improve their business operations, enhance their competitive position and facilitate long-term survival. Yet unlike previous technology spending, which was often based on an estimated future potential, today’s technology investments must immediately deliver an equivalent or greater increase in revenues or cost savings.

      This increased focus on profitability, coupled with executive attention to financial integrity, is causing provider organizations to scrutinize operational systems to ensure that they are capturing the full amount of revenue to which they are entitled. According to various independent studies, service providers are losing anywhere from 3% to 11% of annual gross revenues because of gaps, leaks and undetected errors in their operational processing. The root of the problem is that revenue is generated by millions of events that travel through a maze of systems within a service provider’s network while along the way there are hundreds of chances for mistakes and omissions that can cause revenue to leak out of the system. As a provider’s network operating environment and business model becomes more complex, the potential for leakage increases. Providers are looking to their systems providers and consulting experts for help in identifying the source of leakage, quantifying lost revenues, and implementing a solution that will prevent future losses. We believe automated solutions like Asuriti, which are designed to work within the existing systems infrastructure, are the most effective, efficient way to achieve long-term sustainable results.

      Rather than investing in technology upgrades for their existing systems, service providers are also beginning to look at outsourcing as a cost-effective, low risk alternative to running their own billing, OSS and revenue assurance operations. We believe outsourcing offers a number of economic and performance advantages that can help providers upgrade their back office infrastructure or add additional functionalities that will maximize their earnings potential, without costly migrations or systems upgrades. In addition to the cost savings from not having to staff, train, and maintain the hardware and resources associated with running a data center, outsourcing can help providers unify their organizations by providing a single technology platform across their enterprise. Providers can significantly decrease their operational costs, while also taking advantage of the latest product technologies and using the experience of telecom operations experts.

      Regardless of their chosen delivery channel, today’s communication providers must have the ability to create and implement new services quickly, manage them efficiently and issue a single invoice for complex service bundles, while providing exceptional service to customers. This requires a more comprehensive solution than traditional billing applications have previously offered. We believe our targeted markets can benefit from a high performance solution that is designed to meet the specific challenges faced in today’s market, including the ability to:

•	Quickly and efficiently support multiple, convergent networks, data sources, and service types;

•	Dynamically create, deploy and update new services and pricing programs;

•	Eliminate process redundancies and revenue leaks;

•	Enhance or extend the value of other enterprise systems; and

•	Maximize efficiency through ease of implementation, system administration, and ongoing operations.

The Daleen Solution

      For more than a decade, we have been developing and delivering software solutions that allow telecom providers to capture and manage the revenue from their product and service offerings. As technologies started to converge, our billing and customer management products led the way, taking advantage of key Internet technologies to offer a single, open platform for billing that could be integrated with other enterprise systems to streamline operational processes and eliminate avoidable redundancies. Our RevChain platform was designed to support traditional and next generation technologies for convergent providers seeking to offer multiple services. RevChain applications are built on an advanced computing architecture that leverages the latest industry standards and programming tools for enhanced performance and efficiency. The open design and use of standard technologies, such as HTTP, XML, and J2EE, facilitate integration of our solutions into a provider’s existing infrastructure, and give providers the flexibility to offer new products and services quickly in response to dynamic market conditions.

      The Abiliti Acquisition, and the addition of the Asuriti event management and revenue assurance products, further enhanced our ability to meet both the revenue growth and efficiency goals of organizations of all sizes. Asuriti provides an end-to-end revenue assurance solution that starts with capturing relevant data from across multiple networks, evaluating and validating data for errors and inconsistencies, and taking action to correct potential problems. Asuriti is powered by a dynamic rules-driven architecture that utilizes easy-to-alter business rules to allow service providers to support new services and event data formats without complex programming. When combined, RevChain and Asuriti have the potential to create a powerful solution that gives providers the tools to better manage the complexities of their back-office and drive more revenue from new and existing customers, networks and partners.

      As a complement to our licensed software, the BillingCentral offering extends our delivery capabilities by giving customers the flexibility to purchase RevChain and Asuriti as a turn-key outsourcing solution. BillingCentral provides a high-value, high performance solution that is delivered by billing and telecom experts in a carrier-class environment.

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

The Daleen Strategy

      Our business plan in 2003 reflected the lingering economic and regulatory uncertainty in telecommunications which has caused providers to delay and/or reduce purchase decisions over the last several years. During 2003 we saw increased interest among the service provider community as budgets increased and they once again started considering system upgrades and new functionalities. However, the timing of review and decision cycles on new sales remains protracted. Providers are carefully evaluating their competitive options, while working simultaneously within their organizations to obtain buy-in from key decision-makers. A significant portion of our efforts in 2003 were focused on the successful integration of our products with those acquired from Abiliti, and bringing the benefits of the Abiliti Acquisition to fruition. Taking advantage of our expanded products and delivery channels, we pursued opportunities to help current customers identify areas for improvement in their billing and OSS environments by adding to or upgrading their systems. Our development teams focused on adding enhancements to our RevChain and Asuriti product lines that are intended to allow our customers to continue to drive efficiencies in their organizations. Following the course that was set in 2002, we focused on achieving measured growth through a combination of direct sales in the U.S. and opportunistic growth abroad. This approach supported our financial goal of reducing costs, while leveraging our highly developed product capabilities to gain access into new geographies, markets, and Tier 1 accounts. It also supported customer demand for broader, pre-integrated solutions and allowed us to leverage the strength of our product architecture and advanced billing and OSS functionalities.

      Our goal is to become a leading global provider of billing and OSS applications in the telecommunications industry through execution of a two-tiered strategy consisting of organic growth and growth through aggregation (mergers and/or acquisitions). We continue to pursue organic growth from our existing customer base and through sales opportunities in our core markets, while concurrently pursuing opportunities to aggregate with synergistic billing and OSS companies.

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

      Expanding the core outsourcing business. Outsourcing is becoming a more viable option for service providers that are looking to gain process efficiencies or add functional capabilities with minimal cash outlay and disruption to their environment. As a billing application service provider (BASP) we offer tailored solutions that are designed to meet each client’s business needs. Our outsourced solutions are based on our RevChain and Asuriti billing, event management and revenue assurance products, which are hosted and managed by telecom experts in our BillingCentral operations center. Our proven automation tools and “best practices” are intended to provide consistent service quality and cost savings for our outsourcing clients. We also provide clients with web-based access to BillingCentral so they have complete visibility into, and oversight of, their operational processes. This allows our customers to assert the level of control they desire, without the staff or burden of doing the work.

      Broadening our revenue base. With the addition of Asuriti and BillingCentral from the Abiliti Acquisition, we expanded our portfolio of products and services and created additional sales opportunities to current and new customers. In 2003, we generated incremental revenues by offering RevChain and Asuriti as individual or fully integrated licensed and outsourced solutions. While our traditional billing products remain focused in the wireline market, Asuriti has expanded potential as a solution for wireless carriers. Our BillingCentral outsourcing offering enhances our ability to support a full spectrum of billing, event management and revenue assurance services in a managed services environment, so that every customer scenario can be supported. These solutions were created with the scalability and flexibility to support all size customers, including the largest Tier 1 service providers — anywhere in the world — thereby creating a larger potential target market.

     Growth Through Aggregations

      Generally. We believe the rate of growth that can be achieved through organic growth is restricted by the current economic and financial market conditions within telecommunications. We intend to augment our growth through aggregation transactions where we would combine our resources and customers with other billing and OSS vendors serving the telecom marketplace. Our goal is to increase our customer base and/or product offerings in a manner that will enhance our core business strategies and allow us to further grow our business. Aggregations may be accomplished through mergers, acquisitions or other strategic transactions. We believe it is necessary to obtain additional capital to facilitate our aggregation strategy and we are actively seeking such additional capital from current and new investors. If we are successful in obtaining additional capital, it may result in the issuance of additional equity securities at a price lower than the price paid by our existing stockholders for the same securities, as well as resulting in dilution to our existing stockholders. Our aggregation strategy has certain risks, which appear in Item 7 of this Form 10-K under the heading “Risk Factors” — “There is no assurance that we can effectively implement our aggregation strategy and even if we can, it might not be successful and could be dilutive to our existing stockholders.”

      Acquire Customers. Because of the general economic conditions and the continuing consolidation among providers, the number of potential customer buying decisions has been limited. We will seek to increase our number of customers as a part of our aggregation strategy. By expanding our customer base, we plan to diversify the risks related to our concentration of business with particular large customers and narrow market segments. We also plan to cross sell our current products and services to customers we acquire to increase customer depth and loyalty.

      Acquire Products and Technology. The types and sizes of investments in products and technology that were made in the late 1990’s are no longer feasible due to current market conditions and restrained economic growth. Therefore, we seek to acquire additional products and technologies through our aggregation strategy. We seek to build a more complete product and technology offering to complement our current billing, event management and revenue assurance products and services.

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

Products and Services

      We provide products and services to a variety of service providers offering a full complement of convergent voice, data and Internet services. As the level of new technology spending has declined in recent years, we have experienced an increased shift in our business from the licensing of products to a greater dependence on the professional and other services we provide.

      The percentage of our total revenues derived from licensing fees and professional and other services for the years ended December 31, 2001, 2002 and 2003, was as follows:

	Year Ended December 31,

	2001	2002	2003

Professional services and other	71.3%	78.0%	91.4%
License fees	28.7	22.0	8.6

	100.0%	100.0%	100.0%

      Further information about our products and services appears below.

Billing and Customer Care

      RevChain Commerce —  RevChain Commerce is a powerful billing and customer care (BCC) system designed to allow service providers to handle high volumes of convergent communications services. With the ability to read, rate and track virtually any type of usage data from any source over any network, it provides the flexibility and support for rating and billing any combination of traditional and next generation wireline and wireless, local and long distance, voice, data, Internet and digital content services. RevChain’s advanced design and open architecture support rapid service creation and deployment, discounts and pricing structures, and cross-service promotions, and allow providers to configure both simple and complex services with minimal resources and implementation time. RevChain Commerce integrates with legacy billing, Customer Relationship Management (CRM) and other enterprise applications to streamline internal processes and improve data integrity between systems.

      RevChain Commerce includes advanced features to support account and service management, configurable rate and discounting plans, real-time credit limits, automatic prepayment, settlements, and management reports. Sophisticated partner settlement features provide an automated process for establishing and maintaining relationships in the provisioning and delivery of collaborative services. RevChain Commerce supports global operations with support for Unicode languages, multiple currencies and currency conversion, customer-sensitive invoice language and address localization and multi-national tariff/taxation.

      RevChain Interact —  RevChain Interact is a true web-based client interface that provides direct access to the product catalog and customer database within the RevChain Commerce application. It leverages the power of the Internet to allow Customer Service Representatives (“CSRs”) to achieve higher levels of efficiency while delivering exceptional service. Using a standard Web browser, RevChain Interact offers CSRs a centralized view into the customer account and provides the functionality needed to manage customer accounts– including customer management activities, balance management, provisioning of products and services, dispute processing, and collections. The look, feel and familiar web navigation techniques of our product make it easy to use with minimal training. There is no client software to install, so providers can deploy new CSRs quickly and efficiently to support on-site and remote operations as well as telecommuting environments. With extensive scaling capabilities for large operations, RevChain Interact enhances operating efficiency by reducing the database connections, server load, hardware and software requirements, and minimizing the network bandwidth necessary to run the system.

      RevChain Care —  RevChain Care is an intuitive software product that allows service providers to offer convenient customer self-care and EBPP over the Internet. RevChain Care provides 24-hour access to accurate, up-to-date information so customers can view their current and historical billing and usage data, update personal account information, make payments, and initiate disputes online at their convenience. This application can be customized with minimal effort to extend a service provider’s brand and enhance other marketing efforts. RevChain Care is pre-integrated with other RevChain products and designed for seamless integration with CRM and other revenue-enhancing operation support systems.

      RevChain mCommerce —  RevChain mCommerce extends billing, customer management and commerce capabilities to customers over Web-accessible devices. Used in conjunction with RevChain Commerce, this application allows customers to view their account balances, modify personal information, and make payments via a mobile device over secure connections.

Event Management and Revenue Assurance

      Asuriti for Event Management– Asuriti for Event Management is a flexible, enhanced event management solution that is designed to allow service providers to eliminate inefficiencies in operational processing and make better use of the information that is flowing within their networks. Asuriti provides a centralized audit and control point for monitoring data from multiple sources and systems, allowing providers to track the flow of events throughout the back office Asuriti has the unique ability to capture relevant data from all types of networks and systems, normalize the data, validate and edit records against other databases and references, and distribute them to multiple downstream systems. By transforming data into common formats for viewing and reporting, Asuriti allows providers to aggregate data across service types, conduct comparative analyses, track trends in usage, and define and distribute reports. The highly-configurable rules architecture is designed to give providers the precision and flexibility to quickly and efficiently respond to changes in event formats, business strategy and market conditions, without the need for expensive programming. The system’s architecture allows providers to easily scale up to large multi-processing arrays or scale out to clusters of servers in a fraction of the time, cost and effort required for other systems.

      Asuriti for Revenue Assurance — Asuriti for Revenue Assurance provides an automated process for monitoring and reconciling the quality and accuracy of data moving between systems in a provider’s OSS. Working in parallel to existing billing and support systems, Asuriti helps providers identify discrepancies and errors as they occur, thereby eliminating potential revenue leaks before they happen. Whether it is a file from a partner, internal switch usage, circuit information, or provisioning records flowing between systems, Asuriti has the ability to transform raw data into actionable intelligence that can be used to maximize revenues and improve operational efficiency. The system’s rules-based architecture is designed to allow even non-technical users to construct dynamic business rules to validate, track, sort, aggregate, analyze and enhance data. Asuriti is inherently flexible enough to address a wide range of scenarios where revenue leakage is likely in wireline and wireless markets. Common examples include the ability to compare expected actual charges against actuals to detect overbilling, to ensure that services that are provisioned are billing at the appropriate rates, and to calculate charges, costs and margins for specific services, partners and routes to determine profitability. It can be used to summarize profitability over time per customer, report total revenue from a partner, channel or market segment, and analyze revenue trends to identify problem areas with service offerings. One of the system’s key advantages is its ability to take action once a prescribed condition is detected, so the error can be corrected quickly before the provider loses revenue.

Outsourced Solutions

      BillingCentral, is a comprehensive outsourcing solution that offers the power of our latest RevChain and Asuriti software in a proven, carrier-class data center that is staffed by billing and telecommunications experts. It provides a high-value, cost-effective alternative to licensing that allows providers to take advantage of advanced billing, event management and revenue assurance technologies without a significant up-front investment in the resources, hardware, training, or other costs associated with running an internal billing and OSS operation. BillingCentral services are designed to be scalable across a large number of customers through the use of our proprietary automation tools and a secure Internet site.

      BillingCentral operates as a BASP, providing a tailored solution for each customer that is comprised of our own billing, event management and revenue assurance products and hosted in our own data center. Customers are serviced by dedicated equipment and provided with comprehensive solutions that include interfaces to third-party applications, special access arrangements and other services. Because of the turnkey nature of our offering, our BillingCentral customers are able to deal with us as a single source for application software, hosting, billing operations, customization, and support.

Additional products supported

      The following solutions were acquired in the Abiliti Acquisition in December 2002. Although not actively marketed to new customers, we continue to provide full support to existing customers.

      Rate IT — Rate IT is a stand-alone rating product that adds functionality to existing billing systems, allowing service providers to meet their current billing requirements, while avoiding the cost, time and complexity involved in fully replacing a legacy billing system.

      NetworkStrategies — NetworkStrategies is a stand-alone billing application designed with high levels of flexibility and scalability to support the complex billing requirements of telecom service providers. It is used by customers in a licensed and outsourced capacity.

Professional Consulting Services, Maintenance and Technical Support

      We offer a wide array of consulting, maintenance, and technical support options designed to provide customers with superior services and support, while also giving them the tools and knowledge they need to independently run their day-to-day operations. This includes the following services:

      BillingCentral Services. We provide end-to-end support of products delivered via BillingCentral, including back-office support, event collection and processing, data center facilities, revenue assurance, reports, analysis and reconciliation, invoice generation and delivery to the print vendor.

      Professional Consulting Services. A variety of professional consulting services are available to assist customers in the implementation, modification, enhancement, and customization of our products, including performing revenue assurance audits. We generally provide these services to our customers via clearly defined services agreements. Through a discovery process, we work with customers to fully understand the customer’s business and technical needs, ultimately resulting in the development of business models and processes that utilize our products to improve the performance of their operations, enhance revenues and/or lower their operating costs.

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

Third-party Software Fulfillment

      When customers require it, we facilitate the delivery of a complete solution by offering third-party software products that enable customers’ applications. These include platform products, such as the Windows

2000® and UNIX® operating systems. Our RevChain applications are enabled through BEA’s WebLogic Server product and use an Oracle® database. We also provide complementary products that integrate with our RevChain applications, such as GeoStanTM Address Standardization Software from Group 1; Doc1 from Group 1 for invoice rendering; and tools that support development and reporting, such as Business Objects’ Crystal Reports.

Training

      We offer comprehensive training for all current products, using a variety of media to provide customers with the skills they need to most effectively use our software. Our curriculum includes instructor-led sessions for which we offer a full suite of technical and end-user training programs. A learning consultant is assigned to each customer to tailor the training of the customer’s staff during the life cycle of the project. Target audiences include CSRs, billing administrators and billing operators.

Technology

      Our products take advantage of the most advanced technologies to deliver maximum return on providers’ technology investment. Our RevChain applications are built on a unique open IIA framework that uses standard Internet technologies, including HTTP, XML and universal J2EE support to deliver flexibility and performance in supporting traditional and next generation services. We built this architecture with extensive scalability and flexibility to ensure that our customers continue to distinguish themselves among competitors and thrive in an economy that demands operational efficiency. The IIA framework means fewer manual steps, fewer hours correcting errors, and reduced costs.

      IIA is more than a framework for seamless integration between our RevChain applications. Through its interoperability with CRM applications and legacy billing and enterprise systems, it can enhance the performance of other operational systems and extend the value of a provider’s investment in legacy systems.

      The Asuriti products were built exclusively on Microsoft’s Windows 2000 and SQL Server 2000 platforms, creating a highly optimized, and more easily supported code base built around a specific operating system, and taking advantage of the functionality built into the Microsoft platforms.

Customers

      Our customers consist mainly of local and inter-exchange carriers, Internet service providers, other data services providers, broadband service providers, ICPs, and wholesale network carriers. We have customers located in the United States, Canada, Latin America/Caribbean, Asia-Pacific region and Europe, including such companies as ETB, AAPT Limited, Allegiance Telecom Company Worldwide (“Allegiance”), SBC Long Distance (“SBC”), Eschelon Telecom, Inc., Integra Telecom Holdings, Inc., PAETEC Communications, Inc., Eureka Broadband Corporation (Eureka Networks), Pac-West Telecomm, Inc., and Cbeyond Communications LLC. In addition, we have an original equipment manufacturer (OEM)/Reseller relationship with Telcordia Technologies, Inc. (“Telcordia”). For the year ended December 31, 2003, three customers accounted for 64.7% of our total revenue. Allegiance accounted for 38.7%, ETB accounted for 15.1% and SBC accounted for 10.9% of our total revenue for the year ended December 31, 2003. See “Risk Factors — our business relies in part on a limited number of customers and unfavorable developments in relation to a major customer may adversely affect our revenues, operating results and cash flows.”

      In May 2003, we signed the largest customer contract in our history when we executed a 29 month license and services agreement with ETB for our RevChain products. The project is expected to provide more than $7.6 million in new revenues. See “Risk Factors — our business relies in part on a limited number of customers and unfavorable developments in relation to a major customer may adversely affect our revenues, operating results and cash flows;” and “Risk Factors — our expansion into select international markets may not succeed as a result of legal, business and economic risks specific to international operations.”

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

      Certified system integration and delivery partners play a key role in providing solutions and delivery for our customers and extend the capabilities of our sales and marketing organization. These partners enhance our direct sales efforts along with our OEM/ASP/reseller partners, including Telcordia, Scientific Applications International Corporation (“SAIC”), and Danet, Inc. (“Danet”), who license our RevChain and/or Asuriti software and offer it to their customers.

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

      Our alliance program is based on three types of contractual relationships:

•	strategic OEM/ASP/reseller partners;

•	system integration and delivery partners; and

•	technology partners.

      Strategic OEM/ASP/Reseller Partners. Our strategic OEM/ASP/reseller partners license and resell our solutions. Our applications add value to our partners’ products, including OSS, legacy systems and other Internet-based products. Our strategic OEM/ASP/reseller partners include Telcordia, SAIC and Danet.

      System Integration and Delivery Partners. We work with recognized systems integrators to provide additional project implementation support when a customer desires a systems integrator or additional resources are needed to complete a project. Other services provided by systems integration and delivery partners include strategic, technological and management consulting. Our system integration and delivery partners include Telcordia, Intesacol (an affiliate of SAIC) and Danet. These partners are certified by us and have the ability to implement our solution in combination with those of other industry leaders.

      Technology Partners. We work with leading software, hardware, and network providers that offer products and services that compliment ours. We engage with technology partners on joint sales and marketing efforts, as well as development work and projects to create seamless “best-of-breed” solutions. Our technology partners include:, Cisco Systems, Inc., Independent Technology Systems, Ltd. (Intec), Oracle Corporation, BEA Systems, Inc., MetaSolv Software, Inc., Vertex, Inc., and BillSoft, Inc. Our pre-integrated RevChain applications offer our mutual customers flexibility and enhanced integration capabilities thereby decreasing risk, time-to-implementation, and costs. In addition, we have developed working relationships with platform partners that create and market the hardware, operating systems and database engines on which our technology runs. They include Microsoft Corporation (network operating system and database engine), Sun Microsystems, Inc. (operating systems and server hardware) and Oracle Corporation (database engine).

Research and Development

      Our product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, incorporating that technology and maintaining the competitiveness of our product software. We have invested heavily in software development to ensure that we have the product design skills and tools for achieving our market leadership objective. We recognize that our ability to create and extend our products, comes from investing in talented software engineers, quality assurance testers and billing and telecommunications specialists.

      Our research and development expenses totaled approximately $12.5 million for 2001, $4.0 million for 2002 and $6.5 million for 2003. We anticipate that our research and development expenses for 2004 will be the same as or less than the research and development expenses in 2003. However, our research and development expenses may decrease or increase significantly as a result of our aggregation strategy. As of February 1, 2004, 57 employees were engaged in research and development activities, 30 located in our corporate headquarters in Boca Raton, Florida and 27 located in St. Louis, Missouri.

Competition

      The markets in which we compete are intensely competitive, highly fragmented, and rapidly changing. Our applications compete on the basis of product functionality, performance, scalability, extensibility, ease of integration and cost. We are also evaluated on our responsiveness to the needs of customers, specific product features and functionalities, the timeliness of product implementations, quality and reliability of products, pricing strategies, project management capability, financial condition and technical expertise.

      Our main billing and customer management competitors include:

•	Amdocs Limited;

•	Convergys Corporation;

•	Portal Software, Inc.;

•	Saville, a business unit of ADC Telecommunications, Inc., formerly Saville Systems PLC; and

•	CSG Systems International, Inc.

      Our main event management competitors include:

•	Intec Telecom Systems PLC;

•	Narus, Inc.; and

•	Openet Telecom.

      Our main revenue assurance competitors include:

•	Connexn Technologies, Inc.;

•	Vibrant Solutions;

•	Lavastorm Technologies, Inc.; and

•	Consulting organizations, including PricewaterhouseCoopers (currently a part of IBM), The Management Network Group, Inc., Cap Gemini and Ernst & Young.

      We also compete with the internal information technology departments of large communications companies that may elect to develop functionality such as that provided by our products in-house rather than buying from outside suppliers.

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

Intellectual Property

      We regard significant portions of our software products and related processes as proprietary and rely on a combination of patent, copyright, trademark and trade secret law, contractual provisions and nondisclosure agreements to protect our intellectual property rights. We have been issued patents for our dynamically configurable and extensible rating engine, customizable electronic invoice with optional security, billing system for distributing third party messages to form a community of subscribers to negotiate a group purchase from the third party, and data element characteristics. We are currently pursuing two other patents for which applications are pending in the United States. In addition, to protect our trademarks and tradenames, we maintain 19 registered trademarks and have 11 trademark applications pending in the United States and we have five registered trademarks and six trademark applications pending in other countries.

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

Employees

      As of February 1, 2004, we had 128 full-time employees, of whom 31 were in product implementation and support, 17 in sales and marketing, 57 in research and product development, and 23 in administration. We have never had a work stoppage and none of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Item 2.	Properties.

      Our headquarters is located in a professional office building in Boca Raton, Florida where we leased approximately 31,000 square feet through February 29, 2004. Effective March 1, 2004, we lease approximately 17,800 square feet under a new lease that expires on February 28, 2009.

      We lease two separate spaces with an aggregate of approximately 35,000 square feet located at 400 Chesterfield Center, Suite 200, Chesterfield, Missouri (Daleen Solutions corporate office and data center) and 14500 South Outer 40, Town and Country, Missouri (Daleen Solutions additional office space). The lease for the Daleen Solutions corporate office space expires June 30, 2004 and the additional office lease expires November 30, 2004. We are currently reviewing our options regarding the Missouri offices, and we expect to decrease the square footage occupied in these locations.

      We also lease approximately 8,500 square feet of office space in Atlanta, Georgia. We no longer occupy this facility and the space is currently being subleased to a third party sub-tenant for the duration of the lease term. The Atlanta lease expires on August 31, 2004.

      All leases we have entered into are on commercially reasonable terms.

Item 3.	Legal Proceedings.

IPO-Related Litigation

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

      In September 2003, we approved the terms of a proposed settlement involving the plaintiffs, the insurance companies and numerous issuers, including us and the individual defendants, that includes a waiver by the insurance companies of any retention amounts under the policies. Court approval of the settlement is required. Under the terms of the proposed settlement, there would be no liability to be recorded by us other than legal fees incurred in the initial defense of the action, which are immaterial. There is no assurance that a settlement with the plaintiffs will be finalized. In the event that the settlement is not finalized and approved by the court, we intend to defend vigorously against the plaintiffs’ claims. We believe that we are entitled to indemnification by the underwriters under the terms of the underwriting agreements. We have notified the underwriters of the action, but the underwriters have not yet agreed to indemnify the Company. The lead underwriter, BancBoston Robertson Stephens Inc., has ceased doing business and there is no assurance it will have the financial resources to provide indemnification. Currently the amount of a loss, if any, cannot be determined. In the event that the court does not approve the settlement, we intend to defend vigorously against the plaintiffs’ claims.

Abiliti-Related Litigation

      On August 1, 2003, a First Amended Petition, styled as James E. Kientzy and David K. Wilson vs. Abiliti Solutions, Inc., a corporation, and Daleen Technologies, Inc., a corporation, and Daleen Solutions, Inc., a corporation and wholly-owned subsidiary of Daleen, was filed in the Circuit Court of the County of St. Louis, State of Missouri. The First Amended Petition added Daleen Technologies and Daleen Solutions as defendants in the named action. The First Amended Petition contains certain allegations against Abiliti related to the non-payment of certain promissory notes in the aggregate principal amount of $1.2 million. The promissory notes that are the subject of the First Amended Petition are liabilities that were retained by Abiliti pursuant to the terms of the Abiliti Acquisition. The plaintiffs allege that the purchase of substantially all of the assets and certain liabilities of Abiliti constituted a de facto merger and, as a result, Daleen Technologies and its indirect wholly owned subsidiary, Daleen Solutions, are responsible for payment of the promissory notes and indemnification of the plaintiffs in connection with Abiliti’s counterclaim against the plaintiffs. The First Amended Petition also seeks to set aside the transfer of Abiliti assets as a fraudulent transfer. In December 2003, the court granted summary judgment to the plaintiffs against Abiliti n/k/a Albacore Holdings, Inc. (“Albacore”) on the promissory notes awarding a judgment in the amount of $1,796,938.14. However, the judgment provides that it is not subject to execution until such time as the senior debt (certain promissory notes and series B preferred stock) is paid in full. Albacore currently has insufficient assets and no operating income with which to pay the senior debt. The trial on the remaining claims in this matter has been set for July, 2004. Daleen Solutions and Daleen Technologies believe that they are entitled to indemnification by Albacore pursuant to the terms of the purchase agreement relating to the Abiliti Acquisition. We have provided notice to Albacore of the action and Albacore has assumed the defense of the First Amended Petition on our behalf. However, there can be no assurance that Albacore will have the financial resources to defend and/or settle the claims, pay any judgment ultimately obtained by plaintiffs, or continue to provide indemnification in connection with this matter. Due to the early stage of the proceeding, a loss and its effect on us, if any, cannot be determined with respect to this litigation.

      On October 14, 2003, Daleen, Daleen Solutions and Albacore filed a declaratory judgment action against Houlihan Lokey Howard & Zukin Capital, Inc. and Houlihan Lokey Howard & Zukin Financial Advisors, Inc. (“Houlihan”) seeking a declaration that they are not liable to Houlihan for fees under an engagement letter between Abiliti Solutions, Inc. and Houlihan (a liability Daleen assumed in the acquisition of Abiliti). Houlihan filed a counterclaim for fees in excess of $800,000. The parties have agreed in principal to settle the action and counterclaim and are preparing the settlement documents. Daleen expects to pay Houlihan approximately $55,000.

      On December 24, 2003, Daleen Solutions filed a collection action against Data Integration Systems, Inc. (“DIS”) seeking payment of license fees, services fees and equipment in the amount of $694,600 (which includes DIS’ obligation to make future payments under the contract). On January 30, 2004, DIS filed a cross-complaint against Daleen Solutions alleging damages of $1,500,000. Due to the early stage of the proceeding, a loss and its effect on us, if any, cannot be determined with respect to this litigation.

General litigation

      On August 5, 2003, we reached a settlement in satisfaction of an outstanding obligation with a customer under a software license agreement. Under the terms of the settlement, this customer satisfied their obligations by agreeing to make payments in cash of $365,000 plus interest. We received $250,000 on August 20, 2003, and $57,500 plus interest on November 5, 2003 and received $57,500 plus interest on February 6, 2004. In accordance with SOP 97-2, the revenue related to the contractual agreement with this customer is recognized on a cash basis. Therefore, we recorded $307,500 as license revenue in the year ended December 31, 2003.

      We are involved in other lawsuits and claims incidental to the ordinary course of our business. Management does not believe the outcome of any of these other activities would have a material adverse effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

      Our common stock was traded on The Nasdaq Stock Market under the symbol “DALN” from October 1, 1999 to July 12, 2002. From July 12, 2002 to December 31, 2002 our common stock was traded on the Nasdaq SmallCap Market under the symbol “DALN.” On December 31, 2002, the Company was delisted by The Nasdaq SmallCap Market, and is currently being traded on the Over The Counter Bulletin Board (“OTC”) under the symbol “DALN.” Prior to October 1, 1999 there was no established market for our common stock. The closing sale price of our common stock as reported by the OTC on February 1, 2004 was $0.09 per share. The price per share reflected in the table below represents the range of low and high closing sale prices and bid quotations, as applicable, for our common stock as reported by The Nasdaq Stock Market, the Nasdaq SmallCap Market or the OTC for the periods indicated:

2002
Quarter Ended	High Price	Low Price

March 31, 2002	$0.45	$0.17
June 30, 2002	$0.24	$0.13
September 30, 2002	$0.17	$0.11
December 31, 2002	$0.25	$0.08

2003
Quarter Ended	High Bid	Low Bid

March 31, 2003	$0.13	$0.06
June, 30, 2003	$0.17	$0.07
September 30, 2003	$0.27	$0.10
December 31, 2003	$0.40	$0.16

      Over-the counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

      The number of beneficial holders of our common stock as of February 11, 2004, was approximately 3,199.

      We have never paid cash dividends on our capital stock. We currently intend to retain any earnings for use in the business and do not anticipate paying any cash dividends in the foreseeable future.

Issuance of Common Stock and Series F Preferred Stock in the Abiliti Acquisition and 2002 Private Placement

      On December 20, 2002 Daleen Solutions acquired substantially all of the assets and certain liabilities of Abiliti. As consideration for the Abiliti Acquisition, we issued to Abiliti 11,406,284 shares of our common stock, 115,681 shares of our Series F preferred stock and warrants to purchase 5,666,069 additional shares of our common stock at an exercise price of $0.906 per share. On December 20, 2002, the shares and warrants issued to Abiliti were transferred to certain creditors of Abiliti, including Behrman Capital II L.P. and Strategic Entrepreneur Fund II, L.P. (collectively, the “Behrman Funds”). A portion of the securities are currently held in escrow pending resolution of certain retained liabilities, including 1,140,629 shares of common stock, 11,568 shares of Series F preferred stock (the common stock and Series F preferred stock together referred to as “Escrowed Shares”), and warrants to purchase 566,607 additional shares of our common stock at an exercise price of $0.906 per share (“Escrowed Warrants”).

      Concurrently with the consummation of the Abiliti Acquisition, on December 20, 2002 we completed our 2002 private placement of 10,992,136 shares of our common stock, 115,681 shares of our Series F preferred stock, warrants to purchase 5,666,069 additional shares of our common stock at an exercise price of $0.906 per share, and warrants to purchase 500,000 additional shares of our common stock at an exercise price of $0.17 per share, for a total consideration of $5.015 million in cash (the “2002 Private Placement”). The purchasers in the 2002 Private Placement were the Behrman Funds, which are shareholders and creditors of Abiliti. As of February 1, 2004, the Behrman Funds beneficially own approximately 70.30% of our outstanding common stock assuming the conversion of only their Series F preferred stock and exercise of their warrants to acquire common stock, net of the Escrowed Warrants.

      The terms of the Series F preferred stock issued in the Abiliti Acquisition and 2002 Private Placement are identical to the previously outstanding Series F preferred stock. Each share of Series F preferred stock is convertible into 122.4503 shares of our common stock and is entitled to vote with the common stock on all matters submitted to a vote of our common stockholders on the basis of 100 votes per share of Series F preferred stock.

      The offering and sale of the Series F preferred stock and warrants was exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 506 of Regulation D promulgated thereunder.

Use of Proceeds

      The gross proceeds from the 2002 Private Placement were $5,015,000. We paid our investment advisor $500,000 in cash plus warrants to purchase 250,000 shares of our common stock at an exercise price of $0.17 and we paid Behrman Brothers L.P., a party under common control with the Behrman Funds, a $650,000 fee. These payments were made in connection with the Abiliti Acquisition and 2002 Private Placement. We are using the net proceeds for working capital and general corporate purposes.

Terms of Series F Preferred Stock

      Number of Shares; Purchase Price. Pursuant to the Abiliti Acquisition and 2002 Private Placement, we issued and sold an aggregate of 231,362 shares of Series F preferred stock in addition to the 226,862 shares of Series F preferred stock that were outstanding prior to the closing of the Abiliti Acquisition and the 2002 Private Placement. The total number of shares of Series F preferred stock outstanding as of February 1, 2004 is 449,237 shares. There are also warrants outstanding to purchase an aggregate of 109,068 shares of Series F preferred stock (“Series F Warrants”) with an exercise price of $166.41 per share of Series F preferred stock that are exercisable at any time prior to June 7, 2006.

      Conversion Price. Each share of Series F preferred stock is convertible at any time at the option of the holder into shares of our common stock. The number of shares of common stock issuable upon conversion of a single share of Series F preferred stock is determined by dividing the original price per share of the Series F preferred stock, or $110.94, by the conversion price in effect on the date of conversion. The current conversion price of the Series F preferred stock is $0.9060 after giving effect to a one-time reset following our earnings release for the quarter ended June 30, 2001. Based on the current conversion price, each share of Series F preferred stock, including the shares of Series F preferred stock issuable upon exercise of the Series F Warrants, currently are convertible into 122.4503 shares of common stock, or an aggregate of approximately 66,517,144 shares of common stock assuming the conversion into common stock of all of our outstanding Series F preferred stock, and the exercise in full of the Series F Warrants and conversion of the Series F preferred stock issuable upon such exercise, net of the Escrowed Warrants. As of February 1, 2004, a total of 30,007 shares of Series F preferred stock have been converted to common stock resulting in the issuance of 3,674,362 shares of common stock.

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

      Registration Rights. We filed with the SEC a Registration Statement on Form S-3 for the purpose of registering the shares of common stock issuable upon conversion of the Series F preferred stock that covers the Series F preferred stock outstanding prior to the Abiliti Acquisition and the 2002 Private Placement and certain shares held by a other stockholders who exercised their “piggyback” registration rights. The SEC declared the Registration Statement effective on September 25, 2001. With consent of the holders of the Series F preferred stock, we filed Post-Effective Amendment No. 1 to Form S-3 Registration Statement on June 13, 2003, and thereby deregistered the stock. We also granted to the holders of such Series F preferred stock (i) the right to demand that we effect up to three underwritten public offerings of the common stock underlying the Series F preferred stock and Series F Warrants and (ii) “piggyback” registration rights in the event we subsequently file a registration statement for the sale of capital stock.

      We also entered into a registration rights agreement with Abiliti, the Behrman Funds and Kaufman Bros., our investment advisor in the Abiliti Acquisition and 2002 Private Placement, pursuant to which we have agreed to file up to three registration statements upon the demand of a majority of, and covering, the following: (i) the common stock issued in the Abiliti Acquisition and 2002 Private Placement; (ii) the common stock issuable upon conversion of the Series F preferred stock issued in the Abiliti Acquisition and 2002 Private Placement; and (iii) the common stock issuable upon exercise of the common stock warrants issued in the Abiliti Acquisition and 2002 Private Placement. In addition, we have granted to the Behrman Funds “piggyback” rights generally entitling them to require that we register their shares of common stock, including the shares issuable upon conversion of the Series F preferred stock and upon exercise of the common stock warrants, when we are registering our equity securities. The piggyback rights apply only to shares of our common stock issued in the 2002 Private Placement and shares issuable upon conversion or exercise of Series F preferred stock and common stock warrants issued in the 2002 Private Placement.

      Certain holders of Series F preferred stock. The holders of the Series F preferred stock issued in the Abiliti Acquisition and 2002 Private Placement include Behrman Capital II L.P. and an affiliated fund, Strategic Entrepreneur Fund II, L.P. Mr. Dennis Sisco, a director of Daleen, is a Partner of Behrman Capital, an investment firm that manages Behrman Capital II, L.P.

Item 6.	Selected Financial Data.

      The selected financial data set forth below should be read in conjunction with the consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K. The following selected financial data concerning Daleen for and as of the end of each of the years in the five year period ended December 31, 2003, are derived from the audited consolidated financial statements of Daleen. The selected financial data is qualified in its entirety by the more detailed information and consolidated financial statements, including the notes thereto, included elsewhere in this report. The audited consolidated financial statements of Daleen as of December 31, 2003 and 2002 and for each of the years in the three year period ended December 31, 2003, and the report of KPMG LLP thereon, are included elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,

	1999	2000	2001	2002	2003

	(in thousands except per share data)
Revenue:
Professional services and other	$8,321	16,743	8,867	5,154	16,590
License fees	12,404	26,886	3,565	1,450	1,562

Total revenue	20,725	43,629	12,432	6,604	18,152

Cost of revenue:
Professional services and other	7,721	13,878	7,302	2,523	5,312
License fees	64	682	1,646	232	506

Total cost of revenue	7,785	14,560	8,948	2,755	5,818

Gross margin	12,940	29,069	3,484	3,849	12,334
Operating expenses:
Sales and marketing	4,342	14,680	10,895	3,738	3,315
Research and development	9,348	27,215	12,502	3,863	6,521
Purchased in-process research and development	6,347	—	—	104	—
General and administrative	8,965	18,210	13,820	5,817	5,829
Amortization of goodwill and other intangibles	607	15,205	12,014	—	—
Impairment of long-lived assets	—	—	34,604	—	500
Restructuring charges	—	—	11,763	745	—

Total operating expenses	29,609	75,310	95,598	14,267	16,165

Operating loss	(16,669)	(46,241)	(92,114)	(10,418)	(3,831)
Nonoperating income	1,329	2,456	1,125	757	221

Net loss	(15,340)	(43,785)	(90,989)	(9,661)	(3,610)
Accretion of preferred stock	(122)	—	—	—	—
Preferred stock dividends arising from beneficial conversion features	—	—	(28,512)	—	—

Net loss applicable to common stockholders	$(15,462)	(43,785)	(119,501)	(9,661)	(3,610)

Net loss applicable to common stockholders per share — basic and diluted	$(1.06)	(2.02)	(5.47)	(0.40)	(0.08)

Weighted average shares — basic and diluted	14,548	21,671	21,836	23,919	45,980

	December 31,

	1999	2000	2001	2002	2003

Consolidated Balance Sheet Data:
Cash and cash equivalents	$52,852	$22,268	$13,093	$6,589	$2,497
Total assets	133,881	99,462	21,193	18,789	13,026
Current portion of long-term debt and obligations under capital leases	—	129	—	164	26
Long-term debt and obligations under capital leases, less current portion	—	607	—	26	—
Stockholders’ equity	$119,457	77,501	14,262	13,707	10,095

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following should be read in conjunction with the accompanying consolidated financial statements and the related notes thereto included elsewhere herein.

Overview

      From our founding in 1989 and through 1996, we operated as a software consulting company, performing contract consulting and software development services in a contract placement and staffing business. We sold the contract placement and staffing business to a third party in 1996. Since 1996, we have been a provider of software solutions and have evolved to become a global provider of advanced billing and customer care, event management and revenue assurance software for traditional and next generation communication service providers and other technology solutions providers. As we grew in size and geography, we added new customer care and management products to enhance our billing applications. We further expanded our product offerings as a result of the Abiliti Acquisition in December 2002, adding a proven event management software platform and a carrier-class outsourcing operation. In June 2003, we launched a new revenue assurance product. Our expanded product suite and flexible delivery channels allow us to serve a broader range of customer needs in a variety of markets. In addition to our products and applications, we offer professional consulting services, training, maintenance, support and third party software fulfillment, in each case related to the products we develop.

Critical Accounting Policies and Estimates

      The discussion and analysis of our financial condition and results of operations included herein are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our allowance for doubtful accounts, investments, goodwill impairment, income taxes, restructuring, long-term service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We discuss below the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions. For further information on the critical accounting policies, see Note 1 to our Notes to Consolidated Financial Statements, included elsewhere in this Form 10-K.

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

Accounts Receivable

      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We continuously monitor collections and payments from our customers and the allowance for doubtful accounts is based on historical experience and any specific customer collection issues that we have identified. If the financial condition of our customers were to continue to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required. Where an allowance for doubtful accounts has been established with respect to customer receivables, as payments are made on such receivables or if the customer goes out of business with no chance of collection, the allowances will decrease with a corresponding adjustment to accounts receivable as deemed appropriate.

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

Goodwill

      In 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” Goodwill is no longer amortized but tested for impairment at least annually. At December 31, 2002 and 2003 the goodwill balance was related to the Abiliti Acquisition.

      At December 31, 2003, we evaluated goodwill for impairment and determined that goodwill was not impaired. In performing this impairment assessment, management made judgments regarding the anticipated future cash flows from the Abiliti Acquisition. Different assumptions in this assessment could have led to a different result, which could have had a material effect on our reported earnings. The conditions that could trigger an impairment write-down in the future include a significant downward trend in our operating results or cash flow of Daleen Solutions, a decrease in demand for BillingCentral services, a change in the competitive environment and other economic factors.

Results of Operations

      In December 2002, we acquired substantially all of the assets and assumed certain liabilities of Abiliti. The Abiliti Acquisition created an additional revenue stream to our business that helped position us to be a long-standing competitor in the marketplace. In addition to licensing our software, we now offer a comprehensive outsourcing solution through our BillingCentral carrier-class data center. The recurring revenue from BillingCentral is significant to our ongoing operations. Additionally, as a result of the Abiliti Acquisition, we expanded our product suite to include event management and revenue assurance applications that compliment our RevChain billing and customer management products. RevChain and Asuriti are offered as licensed software and outsourced solutions.

      For the year ended December 31, 2002, the results of operations includes ten days of operating results of Daleen Solutions.

      In 2003, we continued to be a competitor in the billing and OSS market while managing our costs and use of cash to the lowest levels in our history. We focused on achieving growth by selling additional services and upgrades to our installed base of customers and offering our total solutions portfolio to new and existing customers. In May 2003, we signed the largest customer contract in our history when we executed a three-year license and services agreement with a customer in Bogotá, Colombia (the “ETB Contract”).

      We continued to focus on delivering our products to existing customers through our direct sales force and sales alliance partners. In 2004, we expect to continue to grow. We believe that in the future our results of operations could be adversely affected by various factors, including:

•	difficulties in raising additional funds for working capital considerations;

•	lack of market acceptance of new products, upgrades and services;

•	general economic or political condition in Colombia;

•	difficulties in implementing strategic alliances;

•	inability to retain key personnel;

•	changes in accounting rules such as expensing of stock options;

•	concerns of customers and prospective customers on our long term viability;

•	continued decline in business from our three significant customers;

•	downward trends in the telecommunications industry;

•	introduction of products and services by existing and new competitors; and

•	the inability to terminate our public company status.

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

Sale of PartnerCommunity, Inc.

      Our results of operations in 2002 and 2001 included PartnerCommunity, Inc. (“PartnerCommunity”), a subsidiary. We sold this subsidiary on June 24, 2002.

Operating Results

      The following table sets forth our results of operations expressed as a percentage of total revenue for the periods indicated. These historical results are not necessarily indicative of results to be expected for any future period.

DALEEN TECHNOLOGIES, INC.

Results of Operations

	Years Ended December 31,

	2001	2002	2003

As a Percentage of Total Revenue
Revenue:
Professional services and other	71.3%	78.0%	91.4%
License fees	28.7	22.0	8.6

Total revenue	100.0	100.0	100.0
Cost of revenue:
Professional services and other	58.7	38.2	29.3
License fees	13.2	3.5	2.7

Total cost of revenue	71.9	41.7	32.0

Gross Margin	28.1	58.3	68.0
Operating expenses:
Sales and marketing	87.6	56.6	18.3
Research and development	100.6	60.1	35.9
General and administrative	111.2	88.1	32.1
Amortization of goodwill and other intangibles	96.6	—	—
Impairment of long-lived assets	278.3	—	2.8
Restructuring charges	94.6	11.3	—

Total operating expenses	768.9	216.1	89.1

Operating loss	(740.8)	(157.8)	(21.1)
Nonoperating income	9.1	11.5	1.2

Net loss	(731.7)%	(146.3)%	(19.9)%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Total Revenue. Total revenue, which includes professional services and other revenue and license revenue, increased $11.5 million, or 174.8%, to $18.2 million in 2003 from $6.6 million in 2002. The primary reasons for the increase in revenue is related to the outsourcing services revenue stream related to the Abiliti Acquisition and the new contracts that were signed in 2003, including the ETB Contract.

      Professional Services and Other. Our professional services and other consists of revenue from professional consulting services, training, maintenance and support, and third-party software fulfillment, all related to the software products we develop. Consulting services are offered on a fixed fee basis or on a time and materials basis. Third-party software fulfillment is offered on a “cost plus” basis. In addition, these revenues include the BillingCentral outsourcing operation. Outsourced services are billed monthly and recognized as services are rendered. Professional services and other revenue increased $11.4 million, or 221.9%, in 2003 to $16.6 million, compared to $5.2 million in 2002. The increase was primarily related to revenue earned by our outsourcing services and the professional services performed under the ETB Contract. Professional services and other revenue constituted 91.4% of total revenue in 2003, compared to 78.0% in 2002.

      License Fees. Our license fees are derived from licensing our software products. License fees increased $111,000, or 7.7% in 2003 to $1.6 million from $1.5 million in 2002. The increase was primarily related to revenue recognized on a percentage of completion basis under the ETB Contract and $307,500 of revenue recognized from a customer in partial satisfaction of amounts to be paid by this customer under the terms of a settlement agreement with regard to amounts owed under a software license agreement. License fees constituted 8.6% of total revenue in 2003, compared to 22.0% in the same period in 2002.

      Cost of Revenue. Cost of revenue increased $3.0 million, or 111.1%, to $5.8 million in 2003, from $2.8 million in the same period in 2002. The cost of revenue includes both cost of professional services and other and cost of license fees. These components include the cost of direct labor, benefits, subcontractor costs, overhead and materials associated with the fulfillment and delivery of licensed products, amortization expense related to prepaid third-party licenses and related corporate overhead costs to provide professional services to our customers. These costs increased due to (1) the increase in labor costs related to the Abiliti Acquisition, (2) the write-off of $202,000 of prepaid third-party software license costs because the contract expired and these products were no longer available to be sublicensed to customers, (3) the recording of $145,000 related to a stamp tax that was incurred upon execution of the ETB Contract, (4) an increase in third party subcontracting costs for work performed under the ETB Contract and (5) an increase in third party software costs related to the increase in third party software revenue. The total cost of revenue as a percentage of total revenue decreased to 32.0% in 2003, compared to 41.7% in 2002. This decrease in the cost of revenue as a percentage of total revenue resulted from the increase in total revenue in 2003.

      Cost of Professional Services and Other. Cost of professional services and other includes cost of direct labor, benefits, subcontracting costs, third-party software and related corporate overhead costs to provide professional services and training to our customers. Cost of professional services and other increased $2.8 million, or 110.5%, to $5.3 million in 2003, from $2.5 million in 2002. These costs increased due to (1) the increase in labor costs related to the Abiliti Acquisition, (2) an increase in third party subcontracting costs for work performed under the ETB Contract and (3) an increase in third party software costs related to the increase in third party software revenue. Cost of professional services and other decreased to 29.3% of professional services and other revenue in 2003 compared to 38.2% in 2002 due to our achieving higher margins related to outsourcing services.

      Cost of License Fees. Cost of license fees includes direct cost of labor, benefits and packaging material for fulfillment and shipment of our software products and amortization expense related to prepaid third-party licenses. Cost of license fees increased $273,600, or 117.6% to $506,200, in 2003, from $232,600 in 2002 due to the $202,000 write-off of prepaid third-party software license costs and a $145,000 stamp tax that was incurred upon execution of the ETB Contract. Cost of license fees as a percentage of total license revenue increased to 32.4% of license revenue in 2003, compared to 16.0% for the same period in 2002 due to the corresponding increase in license revenue.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales, marketing and partner management personnel, travel and entertainment, trade show and marketing program costs, promotional and related corporate overhead costs. These expenses decreased $422,200, or 11.3%, to $3.3 million in 2003, from $3.7 million in 2002. The decrease in 2003 was a result of our cost reduction measures taken in May 2002 with a corresponding decrease in travel and entertainment costs and tradeshow costs. In addition, the decrease resulted from the reduction in sales and marketing activities due to the sale of PartnerCommunity in June 2002. As a percentage of total revenue, these expenses decreased to 18.3% in 2003 compared to 56.6% in 2002 due to the decrease in sales and marketing expenses as well as the increase in total revenue.

      Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product testing and benchmarking, management and quality assurance personnel, subcontractor costs and related corporate overhead costs. Our research and development expenses increased $2.6 million, or 64.4% to $6.5 million in 2003, from $4.0 million in 2002. The increase was primarily due to the increase in labor costs associated with the Abiliti Acquisition. As a percentage of total revenue, these expenses decreased to 35.9% in 2003 compared to 60.1% for the same period in 2002 mainly due to the increase in total revenue.

      General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance and accounting, facilities, human resources and information systems personnel, and related corporate overhead costs. Our general and administrative expenses increased $14,000, or 0.2%, to $5.83 million in 2003, from $5.82 million in 2002. The increase was primarily due to the increase in labor costs associated with the Abiliti Acquisition in addition to the payment of $186,900 in compensation to our board of directors in 2003. The increase was offset by a decrease in our provision for bad debt. In 2003 there was a net recovery of $72,000 due to the receipt of a payment for pre-petition claims, which were fully reserved from a customer who declared bankruptcy in 2000 compared to a charge of $373,000 in 2002. The charge for 2002 was due to certain customers significantly reducing or liquidating their operations in 2002. As a percentage of total revenue, general and administrative expenses decreased to 32.1% in 2003 from 88.1% in 2002 due to the increase in total revenue.

      Impairment of Long-Lived Assets. Impairment charges increased $500,000, or 100%, to $500,000 in 2003, from $0 in 2002. Impairment charges consisted of the impairment of an investment in a third-party technology company due to a decline in fair value, which was other than temporary. This investment was fully written off in June 2003

      Restructuring Charges. Restructuring charges decreased $745,000, or 100%, to $0 in 2003 from $745,000 for 2002. Restructuring charges in 2002 was a result of the cost reduction measures taken in May 2002. There were no cost reduction measures taken in 2003.

      Other Income. Other income decreased $536,200, or 70.8%, to $221,200 in 2003 from $757,400 in 2002. This was primarily attributable to recording a gain of $391,000 associated with the sale of PartnerCommunity in June 2002. In addition, investment earnings decreased due to the decrease in cash and interest rates in 2003 compared to 2002.

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

      Professional Services and Other. Our professional services and other consists of revenue from professional consulting services, training, maintenance and support, and third party software fulfillment all related to the software products we develop. Consulting services are offered on a fixed fee basis and on a time and material basis. Third-party software fulfillment is offered on a “cost plus” basis. In addition, our professional services and other revenue in 2002 includes ten days of operating BillingCentral, our outsourcing solution, acquired in the Abiliti Acquisition. Outsourced services are billed and recognized as services are rendered. Professional services and other revenue decreased $3.7 million, or 41.9%, to $5.2 million in the year ended December 31, 2002 from $8.9 million in the same period in 2001. The decrease was due to less ongoing product implementations, fewer maintenance contracts due to customer combinations and insolvency, and less revenue associated with third party software fulfillment offset by the revenue earned by our outsourcing services for ten days in 2002. Professional services and other revenue increased to 78.0% of total revenue in the year ended December 31, 2002 compared to 71.3% in the same period in 2001. The increase as a percentage of total revenue is due to a reduction in license fee revenue in the year ended December 31, 2002.

      Cost of Revenue. Total cost of revenue decreased $6.2 million, or 69.2%, to $2.8 million in the year ended December 31, 2002 from $8.9 million in 2001. Total cost of revenue includes both cost of license fees and cost of professional services and other. These components include the cost of direct labor, benefits, third party fees paid for product referrals, overhead and materials associated with the fulfillment and delivery of the license products, and related corporate overhead costs to provide professional services to customers. In addition, the costs in 2002 include ten days of costs associated with Abiliti Acquisition. The total costs decreased due to a decrease in total revenue and a decrease in amortization of prepaid third party license fees. In the year ended December 31, 2001, the Company wrote off $1.2 million of prepaid third party software license costs because these products were no longer integrated with our product. The decrease in costs were also the result of our cost reduction measures taken in the 2001 Restructurings and the 2002 Restructuring. Total cost of revenue as a percentage of total revenue decreased to 41.7% in 2002 from 71.9% in 2001.

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

      Cost of Professional Services and Other. Cost of professional services and other includes direct cost of labor, benefits, third party software and related overhead costs to provide professional services to customers. Cost of professional services and other decreased $4.8 million, or 65.5%, to $2.5 million in the year ended December 31, 2002 from $7.3 million in the same period in 2001. These costs decreased as a result of our cost reduction measures taken with the 2001 Restructurings and the 2002 Restructuring. In addition, the revenue related to the professional services and other has decreased. The decrease in costs were slightly offset by an increase in labor costs for ten days in 2002 related to the Abiliti Acquisition. Cost of professional services and other decreased to 48.9% of professional services and other revenue in 2002 compared to 82.3% in 2001.

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

      Research and Development. Research and development expenses consist primarily of salaries, benefits and bonuses for software developers, product testing and benchmarking, management and quality assurance personnel, subcontractor costs and related corporate overhead costs. Our research and development expenses decreased $8.5 million, or 68.3%, to $4.0 million in the year ended December 31, 2002 from $12.5 million in the same period in 2001. The overall decrease was a result of the cost reduction measures associated with the 2001 Restructurings and the 2002 Restructuring slightly offset by the increased amount of labor related to the Abiliti Acquisition. As a percentage of total revenue, these expenses decreased to 60.1% in 2002 from 100.6% in 2001.

      General and Administrative. General and administrative expenses consist primarily of salaries, benefits and bonuses for executive, finance and accounting, administrative, facilities, human resources and information systems personnel. It also consists of non-cash stock compensation expense, provision for bad debts and related corporate overhead costs. Our general and administrative expenses decreased $8.0 million, or 57.9%, to $5.8 million in the year ended December 31, 2002 from $13.8 million the same period in 2001. This decrease was attributed to the aggregate amount of approximately $5.3 million non-cash charges recorded in the year ended December 31, 2001, encompassing: (i) an asset write-down of $1.0 million related to an investment; (ii) the issuance of warrants to purchase common stock in connection with legal settlement resulting in a charge of approximately $495,000; (iii) a charge of $1.2 million related to amortization of stock compensation expense due to options issued in 1999 and 2000 with exercise prices below fair market value compared to $22,400 in amortization of stock compensation in the same period in 2002; (iv) an increase in the allowance for non-recourse loans in the amount of approximately $1.2 million due to a decline in our stock price at December 31, 2001 and the impact of such declines on the stock pledged as collateral; and (v) a $1.7 million charge to our provision for bad debt for the year ended December 31, 2001 compared to a $270,000 charge for the same period in 2002. The provision in year 2001 was due to the market conditions in the telecommunications industry and certain customers significantly reducing or liquidating their operations in 2001. The decrease in general and administrative expenses was also a direct result of the cost reduction measures associated with the 2001 Restructurings and the 2002 Restructuring offset by the increased amount of labor and severance costs recorded related to the Abiliti Acquisition. The severance costs amounted to approximately $800,000 and related primarily to the resignation of our chief executive officer and president. As a percentage of total revenue, general and administrative expenses decreased to 88.1% in 2002 from 111.2% in 2001.

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

      Restructuring Charges. Restructuring charges incurred by us in the year ended December 31, 2001, related to the 2001 Restructurings totaled $11.8 million. These charges included $6.3 million of employee termination benefits, $2.5 million of facility costs, $2.9 million of asset writedowns, and $220,000 of other restructuring costs which include penalties incurred for cancellations of trade shows and marketing programs, recruiting fees and relocation costs related to employment offers that were rescinded, penalties incurred for cancellation of software maintenance contracts, legal fees and other costs. The costs were from the following financial statement captions:

Cost of sales — professional services	$1.7 million
Research and development	$2.6 million
Sales and marketing	$1.6 million
General and administrative	$6.0 million

$11.9 million

      Included in the above totals, is $110,000 related to foreign currency translation exchange losses.

Seasonality

      Historically, our operating results have varied significantly from quarter to quarter due to operating under a licensed software model. Fluctuations from quarter to quarter in 2003 were less severe because a significant portion of our revenues are derived from the delivery of outsourced billing and event management services. However, we will still experience some variations in operating results from quarter to quarter including delays in completing contract negotiations with large license contracts without an offset by a corresponding reduction in fixed costs. We have not experienced seasonal fluctuations. For all these reasons, we believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future period.

Off-Balance Sheet Agreements

      We had no off-balance sheet arrangements as of and for the year ending December 31, 2003.

Liquidity and Capital Resources

      The following table provides information relating to our material contractual obligations at December 31, 2003.

	Payment Due By Period (in thousands)

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Capital leases	$27	27	—	—	—
Operating leases	2,139	1,011	536	544	48
Purchase obligations	70	70	—	—	—

Total	$2,246	1,118	536	544	48

      Net cash used in operating activities was $4.0 million for the year ended December 31, 2003, compared to $9.2 million for the year ended December 31, 2002. The principal use of cash for both periods was to fund our losses from operations.

      Net cash used in financing activities was $164,000 for the year ended December 31, 2003, compared to $3.6 million provided by financing activities for the year ended December 31, 2002. In 2003 the cash used was related to payments made under capital leases. In 2002, the cash provided was primarily related to the net proceeds received from the 2002 Private Placement and Abiliti Acquisition.

      Net cash used in investing activities was $572,000 for the year ended December 31, 2003 compared to $1.1 million for the year ended December 31, 2002. The cash used in investing activities in 2002 was mainly related to transaction costs related to the Abiliti Acquisition and capital expenditures offset by cash received from the sale of PartnerCommunity. The cash used in 2003 was primarily related to the payment of the remainder of transaction costs in the Abiliti Acquisition and capital expenditures.

      We incurred net losses of approximately $3.6 million for the year ended December 31, 2003, and we had an accumulated deficit of $214.5 million at December 31, 2003. Cash and cash equivalents and restricted cash at December 31, 2003 were $3.1 million. As a result of our business concentration risk, past recurring losses from operations and accumulated deficit, the independent accountants’ report included in our December 31, 2003 consolidated financial statements contains an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raised substantial doubt about our ability to continue as a going concern.

      In February 2004, we closed the Operating Loan with SVB, guaranteed by EXIM Bank. The term of the Operating Loan is fifteen months and total funding is $2,700,000. We can borrow against the Operating Loan based on estimated funding dates and may have outstanding borrowings at any given time of up to $2,000,000. The proceeds of the Operating Loan will be used for operating costs associated with our contract with ETB. We have borrowed $1,732,000 against this loan as of March 1, 2004. Interest accrues at the rate of prime plus 2% (minimum 4%) per annum. SVB will have a first priority security interest in all of our assets until the Operating Loan is paid in full. The Operating Loan contains customary representations and warranties and covenants, including a covenant requiring us to maintain a tangible net worth of $4,000,000. We currently are in compliance with all covenants under the Operating Loan. We intend to repay the Operating Loan solely from revenues received from ETB.

      We believe the cash and cash equivalents at December 31, 2003, together with the Operating Loan proceeds may be sufficient to fund operations for the foreseeable future, assuming continued improvement in our overall cost structure resulting from our cost reduction activities, ongoing efforts aimed at controlling costs, including without limitation, the cost savings expected to result if we implement the Reverse Split and terminate our public company status, and anticipated future revenues including a continued significant, but declining customer relationship with Allegiance, our largest customer in 2003.

      We provide outsourcing services to Allegiance pursuant to an agreement expiring on December 31, 2004. Allegiance accounted for 38.7% of our total revenues for the year ended December 31, 2003. There are no minimum revenues from Allegiance under this agreement. Allegiance has informed us that they are migrating data to another software system and intend to discontinue use of our services gradually so that all data will be migrated by June 2004. When Allegiance ceases doing business with us, we may be required to reduce operations and/or seek additional private equity financing or financing from other sources including the possible Bridge Loan, or consider other strategic alternatives, including a possible merger, sale of assets, or other business combination or restructuring transactions. There can be no assurances that additional financing or strategic alternatives will be obtainable on terms acceptable by us or that any additional financing would not be substantially dilutive to existing stockholders. At such time as Allegiance ceases doing business with us, we may need to obtain additional financing or engage in one or more strategic alternatives, or such events may have a material adverse effect on our ability to continue to operate as a going concern. Our audited consolidated financial statements included elsewhere in this 10-K have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty. See “Risk Factors” below.

      We believe it is necessary to obtain additional capital to facilitate our aggregation strategy and we are actively seeking such additional capital from current and new investors. If we are successful in obtaining additional capital, it may result in the issuance of additional equity securities at a price lower than the price paid by our existing stockholders for the same securities, as well as resulting in dilution to our existing stockholders. See “Risk Factors” below.

New Accounting Pronouncements

      See Note 17 to our audited consolidated financial statements incorporated by reference into Part II to this Form 10-K for a discussion of certain new accounting pronouncements.

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

      Three customers accounted for an aggregate of 64.7% of our total revenue for the year ended December 31, 2003, with Allegiance, accounting for 38.7%, ETB accounting for 15.1% and SBC accounting for 10.9% of our total revenue for the year ended December 31, 2003. If an unfavorable development occurs with respect to any significant customer it would likely materially adversely impact our total revenues and financial results. We provide outsourcing services to our largest customer, Allegiance, pursuant to a contract expiring on December 31, 2004. There are no minimum revenues from Allegiance under this agreement. Allegiance has informed us that they are migrating data to another software system and intend to discontinue use of our services gradually so that all data will be migrated by June 2004.

      In addition, we entered into the ETB Contract with ETB. ETB may terminate the ETB Contract at anytime for any reason. If ETB terminates the ETB Contract for any reason, other than our breach of the contract, ETB must pay the proportionate fees for services performed and licenses provided prior to the date of termination. The project is divided into phases and invoicing is tied to performance milestones. The first significant payment was made in the fourth quarter of 2003 and payments will continue periodically throughout 2004 and 2005. There can be no assurance that we will achieve anticipated revenues or receive prompt payments from ETB throughout the contract period.

Additional capital and/or strategic alternatives may be required for us to continue our operations and as a result, our independent public accountants have expressed doubts over our ability to continue as a going concern.

      We incurred net losses of approximately $3.6 million for the year ended December 31, 2003, and we had an accumulated deficit of approximately $214.5 million as of December 31, 2003. Our cash and cash equivalents and restricted cash at December 31, 2003 were $3.1 million. Cash used in operations for the year ended December 31, 2003 was $4.0 million. As a result of our business concentration risk, our past recurring losses from operations and our accumulated deficit, the independent auditors’ report included in our December 31, 2003 consolidated financial statements contains an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raised substantial doubt about our ability to continue as a going concern.

      We believe the cash and cash equivalents at December 31, 2003, together with the Operating Loan proceeds of $1,732,000 as of March 1, 2004, may be sufficient to fund operations for the foreseeable future, assuming continued improvement in our overall cost structure resulting from our cost reduction activities, ongoing efforts aimed at controlling costs including, without limitation, the cost savings expected to result if we implement the Reverse Split and terminate our public company status, and anticipated future revenues including a continued significant, but declining, customer relationship with Allegiance, our largest customer in 2003.

      We provide outsourcing services to Allegiance pursuant to an agreement expiring on December 31, 2004. Allegiance accounted for 38.7% of total revenue for the year ended December 31, 2003. There are no minimum revenues from Allegiance under this agreement. Allegiance has informed us that they are migrating data to another software system and intend to discontinue use of our services gradually so that all data will be migrated by June 2004. When Allegiance ceases doing business with us, we may be required to reduce operations and/or seek additional private equity financing or financing from other sources, including the possible Bridge Loan, or consider other strategic alternatives, including a possible merger, sale of assets, or other business combination or restructuring transactions. There can be no assurances that additional financing or strategic alternatives will be obtainable on terms acceptable to us or that any additional financing would not be substantially dilutive to existing stockholders. At such time as Allegiance ceases doing business with us, we will need to obtain additional financing or engage in one or more strategic alternatives, or such events may have a material adverse effect on our ability to continue to operate as a going concern. See “Risks Associated with our Series F Preferred Stock — The holders of our Series F preferred stock have rights that are senior to those of the holders of our common stock in the event of the sale of our Company or in the event of our liquidation, dissolution or winding up” for a discussion of the terms of the Series F preferred stock applicable in the event of a business combination, liquidation event or issuance of equity securities.

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

We have not achieved profitability in the past and may continue to incur net losses.

      We incurred net losses of approximately $3.6 million for the year ended December 31, 2003. As of December 31, 2003 we had an accumulated deficit of approximately $214.5 million. We have not achieved profitability to date and may not do so in the foreseeable future.

      In order to achieve profitability, we may need to further reduce our operations, seek additional financing and/or pursue other strategic alternatives. There are no assurances that we will achieve profitability in the future and, even if we do, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we default on the Operating Loan, SVB may hold our accounts or take possession of the collateral, including without limitation our intellectual property.

      We recently closed the Operating Loan with SVB that permits us to have outstanding borrowings at any given time up to $2,000,000. The Operating Loan is subject to representations and warranties and covenants and includes numerous events of default including maintaining a tangible net worth requirement of $4,000,000. If we were to breach any of the representations and warranties or covenants or in the event we trigger an event of default, SVB may institute a hold on our operating account and may seek to take possession of the collateral, including without limitation our intellectual property.

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

The delisting of our common stock from The Nasdaq SmallCap Market may have made trading more difficult and may result in further declines in the share price.

      In December 2002, our common stock was delisted from The Nasdaq SmallCap Market and subsequent to this event, our common stock has been quoted on the OTC service. The OTC is generally considered less desirable and less liquid than the market for securities quoted on The Nasdaq SmallCap Market. This may have made trading shares of our common stock more difficult for investors, leading to increased volatility and potentially further declines in the trading price of our common stock. It may also make it more difficult for us to raise additional capital, and we may incur additional costs under state blue sky securities laws if we choose to issue additional equity securities.

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

If implemented, the Reverse Split would result in less public information being available to stockholders, the Company would lose the ability to raise capital in public securities markets and stockholders may experience reduced liquidity.

      We recently filed a preliminary proxy statement to effect the Reverse Split which, if implemented, would enable us to “go private.” If the Reverse Split is implemented and we go private, less public information will be available on us since we would no longer be required to file annual and periodic reports and make other filings with the SEC. We would also lose our ability to raise capital in the public securities markets. If we implement the Reverse Split, our common stock may be quoted in the “pink sheets,” but there can be no assurances that brokers will continue to quote our common stock. As a result, the remaining stockholders may experience reduced liquidity for their shares of common stock.

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

      We have approved the terms of a proposed settlement involving the plaintiffs, the insurance companies and numerous issuers, including us and the individual defendants, that includes a waiver by the insurance companies of any retention amounts under the policies. However, court approval of the settlement will be required and there can be no assurance that the settlement will be finalized. We intend to vigorously defend against the plaintiffs’ claims if settlement discussions are unsuccessful. Any such defense may result in substantial costs and divert management’s attention, which may adversely affect our business and results of operations. While we believe that we are entitled to be indemnified by the underwriters under the terms of the underwriting agreement, there can be no assurance that indemnification will be available to us, or the amount of any such indemnification. Furthermore, BancBoston Robertson Stephens Inc., the lead underwriter in our initial public offering, has ceased doing business. See Part II Item 1 — Legal Proceedings in this report for a more complete discussion concerning this litigation.

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

      Certain claims related to the liabilities retained by Abiliti in the Abiliti Acquisition remain unresolved. Abiliti is obligated to indemnify us for all such claims and is currently defending us in the action entitled James E. Kientzy and David K. Wilson vs. Abiliti Solutions, Inc., a corporation, and Daleen Technologies, Inc., a corporation, and Daleen Solutions, Inc., a corporation and wholly-owned subsidiary of Daleen and the action entitled Tamara Cooper v. Albacore Holdings, Inc. b/d/a Abiliti Solutions, Inc., Daleen Solutions, Inc. and Gordon Quick. Albacore has notified its insurance carrier and made demand for defense of the Cooper matter, but no response to such demand has been received. Abiliti has no significant income and we believe there are few remaining assets, if any. If Abiliti exhausts its remaining assets, it will no longer have the financial resources to provide indemnification and we may be forced to pay the costs of defense and settlement or judgment amounts, if any.

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

      The holders of the Series F preferred stock will have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding up. The aggregate amount of that senior claim will be at least $110.94 per share of Series F preferred stock (the “Preferential Amount”), or approximately $49.8 million based on the number of shares of Series F preferred stock outstanding at February 1, 2004.

      Additionally, unless otherwise agreed by the holders of at least a majority of the outstanding shares of Series F preferred stock, in the event of a “Sale of the Company,” we are required to redeem all of the issued and outstanding shares of Series F preferred stock for the Preferential Amount per share. A “Sale of the Company” means, with certain limited exceptions: (i) the acquisition by another entity by means of merger or consolidation resulting in the exchange of at least 50% of the outstanding shares of our capital stock for securities issued or other consideration paid by the acquiring entity or any parent subsidiary thereof; or (ii) the sale or other disposition by us of substantially all of our assets. As a result, in the event of a Sale of the Company, the holders of the Series F preferred stock will be entitled to the first $49.8 million of the transaction value based on the Series F preferred stock outstanding at February 1, 2004.

The holders of our Series F preferred stock have significant voting rights that are senior to those of the holders of our common stock.

      The holders of the Series F preferred stock have voting rights entitling them to vote together with the holders of our common stock as a single class and on the basis of 100 votes per share of Series F preferred stock held by such holder, subject to certain anti-dilution adjustments. As of February 1, 2004, the voting power of the holders of the currently outstanding shares of Series F preferred stock constitutes approximately 49.0% of the entire voting class of common stock, without giving effect to the shares of our common stock currently owned by the holders of the Series F preferred stock, or the exercise of warrants to acquire our common stock and warrants to acquire our Series F preferred stock (“Series F Warrants”) held by such holders, or 55.39% if the warrant holders exercise their Series F Warrants.

      Additionally, certain holders of our Series F preferred stock beneficially own a significant number of shares of our outstanding common stock. When combined with the shares of common stock that they beneficially own, the holders of our outstanding shares of Series F preferred stock control approximately 78.15% of the vote on any proposal submitted to the holders of our common stock, or 89.83% of the vote if the holders of the Series F preferred stock exercise their Series F Warrants and their warrants to purchase common stock. When considering both the Series F preferred stock and shares of our common stock owned, the three largest beneficial owners of our Series F preferred stock, the Behrman Funds, HarbourVest Partners V — Direct Fund L.P. and HarbourVest VI — Direct Fund L.P. (collectively “HarbourVest”) and SAIC Venture Capital Corporation control 47.89%, 13.97% and 9.81%, respectively, or in the aggregate, approximately 71.67% of the voting power on matters submitted to our common stockholders. This combined voting power would generally give these stockholders the power to control the outcome on most important corporate decisions, including but not limited to the Reverse Split, election of directors, mergers, acquisitions and other significant corporate transactions and amendments to our certificate of incorporation, if such beneficial owners act together or in common on any particular matter.

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

      In the event of conversion of the Series F preferred stock, the holders are entitled to vote the number of shares of common stock issued upon conversion. Each share of outstanding Series F preferred stock is currently convertible into 122.4503 shares of common stock, or an aggregate of approximately 55 million shares of common stock assuming the conversion of all of the shares of Series F preferred stock outstanding as of February 1, 2004.

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

Item 8.	Financial Statements and Supplementary Data.

      Our financial statements are submitted as a separate section of this Report, beginning on page F-1 and are incorporated herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.	Controls and Procedures.

      Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures for financial reporting were effective as of the end of such period.

      There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal year that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Executive Officers of the Registrant.

      The names, ages at December 31, 2003, and current positions of our executive officers are listed below. Unless otherwise stated, each executive officer has held their position for at least the last five years. All officers are elected for one year terms or until their respective successors are chosen. There are no family relationships among the executive officers. If there is any agreement or understanding between an officer and any other person pursuant to which the officer was elected, the agreement or understanding is stated below.

      Gordon Quick, 55, has served as President and Chief Executive Officer of Daleen since December 20, 2002. Mr. Quick was appointed to such positions in conjunction with the closing of the Abiliti Acquisition and the 2002 Private Placement. Prior to joining Daleen and beginning in August 1999, Mr. Quick served as the president and chief executive officer of Abiliti. Prior to that, Mr. Quick served as the chief operating officer of HighwayMaster Corporation from January 1995 until April 1999.

      Jeanne Prayther, 37, has served as Chief Financial Officer of Daleen since August 2001. She previously served as Daleen’s vice president of finance and accounting from June 2000 until August 2001. Prior to joining Daleen, Ms. Prayther worked at KPMG LLP, a public accounting firm, for 12 years in the assurance practice, most recently in a senior manager position.

      David McTarnaghan, 41, has served as Senior Vice President of Global Sales since joining Daleen in 1998. Mr. McTarnaghan became an executive officer in June 2002. Mr. McTarnaghan has over 17 years of experience in information technology and telecommunications sales most recently serving as general manager at Fujitsu Business Communications Systems from 1991 to 1998.

      Our Board of Directors currently consists of James Daleen, Dennis G. Sisco, John S. McCarthy, Ofer Nemirovsky, Daniel J. Foreman, Stephen J. Getsy, and Gordon Quick.

      James Daleen, age 44, our founder, has served as chairman of the board of the Company since our inception in 1989. Since September, 2003, Mr. Daleen has served as the President and Chief Executive Officer of Affinity Express, Inc. He served as chief executive officer of the Company from 1989 until December 2002, and served as president of the Company from January 2002 to December 2002.

      Dennis G. Sisco, age 57, has served as a director of the Company since December 2002. Mr. Sisco has served as a Partner of Behrman Capital, an investment firm that manages Behrman Capital II L.P., since January 1998. Mr. Sisco is also a director of Gartner, Inc. and Mercator Software, Inc.

      John S. McCarthy, age 55, has served as a director of the Company since December 2002. Mr. McCarthy has been the Managing General Partner of Gateway Associates, L.P., a venture capital firm, since its inception in 1984. Mr. McCarthy is also a director of Netsolve, Incorporated.

      Ofer Nemirovsky, age 46, has served as a director of the Company since September 1997. Mr. Nemirovsky has been a managing director and member of HarbourVest Partners, LLC since January 1997. HarbourVest Partners, LLC was formed by the management team of Hancock Venture Partners, of which Mr. Nemirovsky had served in various capacities, including managing director and vice president, since 1986.

      Daniel J. Foreman, age 45, has served as a director of the Company since July 1998. Mr. Foreman has served as a managing director of ABN AMRO, Inc., an investment firm, since October 1997.

      Stephen J. Getsy, age 59, has served as a director of the Company since October 1997. Mr. Getsy has been the president and chief executive officer of On-Line Ventures, Inc., a business consulting and investment company, since November 1993.

      Gordon Quick, 55, has served as President and Chief Executive Officer of Daleen since December 20, 2002. Mr. Quick was appointed to such positions in conjunction with the closing of the Abiliti Acquisition and the 2002 Private Placement. Prior to joining Daleen and beginning in August 1999, Mr. Quick served as the president and chief executive officer of Abiliti. Prior to that, Mr. Quick served as the chief operating officer of HighwayMaster Corporation from January 1995 until April 1999.

Section 16(a) Beneficial Ownership Reporting Compliance.

      Section 16(a) of the Securities Exchange Act of 1934, as amended and regulations of the SEC thereunder require our directors, executive officers and persons who own more than 10% of our common stock, as well as certain affiliates of such persons, to file reports with the SEC with respect to their ownership of common stock. Directors, executive officers and persons owning more than 10% of our common stock are required by SEC regulations to furnish us with copies of such reports received by it and written representations that no other reports were required of those persons. We believe that during fiscal 2003 all filings requirements applicable to our directors and executive officers were complied with. We are not aware of any other persons other than directors and executive officers and their affiliates who own more than 10% of our common stock.

Audit Committee

      The Audit Committee of the Board of Directors is comprised solely of non-employee directors, each of whom is independent as defined under the current Nasdaq National Market listing standards. We believe it is reasonable to follow such standards even though our common stock is not currently listed on the Nasdaq Market. None of the members of the Audit Committee has any relationship to the Company and its management that may interfere with the Audit Committee’s independence from us and our management. The Board of Directors has determined that the Audit Committee has an audit committee financial expert, Steve Getsy. Mr. Getsy is independent and for the following reasons is an audit committee financial expert:. Mr. Getsy has thirty years of business management experience, including without limitation, twenty years of experience in supervising financial personnel and over ten years of experience in evaluating investment opportunities. Mr. Getsy has (i) an understanding of generally accepted accounting principles and financial statements, (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves, (iii) experience analyzing and evaluating financial statements, (iv) an understanding of internal control over financial reporting, and (v) an understanding of audit committee functions.

Code of Ethics

      The Company has a code of ethics that applies to all of the Company’s principal executive and financial officers. A copy of this code is filed as an exhibit to this annual report on Form 10-K. The Company will provide to any person, without charge, upon request, a copy of the code of ethics. Requests should be addressed to Jeanne Prayther, Daleen Technologies, Inc., 902 Clint Moore Road, Suite 230, Boca Raton, Florida 33487, telephone number 561-999-8000.

Item 11.	Executive Compensation.

      Summary Compensation Table. The following table presents the total compensation paid for the three years ended December 31, 2003, for the persons serving as our chief executive officer during 2003, and our two other executive officers who were serving as executive officers at the end of the fiscal year (collectively, the “Named Executive Officers”).

						Long Term
	Annual Compensation					Compensation

						Number of
					Other	Securities	All
					Annual	Underlying	Other
Name and Principal Position	Year	Salary		Bonus	Compensation(1)	Options	Compensation(2)

Gordon Quick(3)	2003	350,000		—	—	—	823	(4)
President and Chief Executive Officer	2002	—		—	—	—	—
	2001	—		—	—	—	—

Jeanne Prayther	2003	175,500		—	—	—	960	(5)
Chief Financial Officer and Secretary	2002	175,500		75,000	—	—	2,332	(5)
(formally Vice President of Accounting	2001	151,625		—	—	174,017	3,063	(5)
and Finance)

David McTarnaghan	2003	235,540	(6)	—	—	—	958	(7)
Senior Vice President of Global Sales	2002	193,350	(6)	50,000	—	—	3,449	(7)
	2001	218,822	(6)	—	—	215,063	3,786	(7)

(1)	In accordance with the rules of the SEC, other compensation received in the form of perquisites and personal benefits has been omitted because such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executive Officers for such year.
(2)	All Other Compensation for each of the Named Executive Officers includes, the dollar value of insurance premiums paid by the Company with respect to term life insurance and long term disability as well as 401(k) plan matching contributions. There is no arrangement or understanding that any Named Executive Officer has or will receive or be allocated an interest in any cash surrender value under any such policies.
(3)	Mr. Quick commenced employment with the Company on December 20, 2002.
(4)	All other compensation for Mr. Quick in 2003 includes payment of $823 related to term life insurance premiums and long term disability premiums.
(5)	All other compensation for Ms. Prayther in 2001 included payment of $2,952 in 401(k) plan matching contributions and $111 related to term life insurance premiums; in 2002 included payment of $2,221 in 401(k) plan matching contributions and $111 in life insurance premiums; and in 2003 included payment of $547 in 401(k) plan matching contributions and payment of $413 in life insurance and long term disability premiums.
(6)	Salary for Mr. McTarnaghan includes payment of discretionary sales commissions of $38,822 in 2001, $18,350 in 2002 and $60,540 in 2003.
(7)	All other compensation for Mr. McTarnaghan in 2001 included payment of $3,675 in 401(k) Plan matching contributions and $111 related to term life insurance premiums; in 2002 included payment of $3,338 in 401(k) Plan matching contributions and $111 related to term life insurance premiums; and in 2003 included payment of $547 in 401(k) Plan matching contributions and $412 related to term life insurance and long term disability premiums.

Option Grants in Last Fiscal Year

      There were no individual grants of stock options during the year ended December 31, 2003 to any of the Named Executive Officers.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

      The following table summarizes the number of shares and value realized by each of the Named Executive Officers upon the exercise of options and the value of the outstanding options held by the Named Executive Officers at December 31, 2003:

			Number of		Value of
			Securities Underlying		Unexercised
	Shares		Unexercised Options		In-the-Money Options
	Acquired		at Fiscal Year-End		at Fiscal Year-End(2)
	on	Value
Name	Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Gordon Quick(3)	0	0	0	0	0	0
Jeanne Prayther	0	0	170,555	58,471	0	0
David McTarnaghan	0	0	252,550	168,513	0	0

(1)	Amounts disclosed in this column do not reflect amounts actually received by the Named Executive Officers but are calculated based on the difference between the fair market value on the date of exercise of the options and the exercise price of the options. The Named Executive Officers will receive cash only if and when they sell the common stock issued upon exercise of the options, and the amount of cash received by such individuals is dependent on the price of our common stock at the time of such sale.
(2)	Based on the fair market value of our common stock as of December 31, 2003 of $0.23 per share as reported on the OTC less the exercise price payable upon exercise of such options.
(3)	Mr. Quick commenced employment on December 20, 2002 and had no options outstanding as of December 31, 2003.

Employment Agreements

      We entered into a three-year employment agreement with Gordon Quick, our president and chief executive officer, on December 20, 2002. Upon expiration of the initial three-year term in December 2005, the agreement automatically renews for additional terms of one year each unless either party notifies the other of its intent to terminate the employment agreement at least 90 days prior to the end of any term. Mr. Quick will perform his duties primarily from St. Louis, Missouri, provided, however, that after nine months from the date of the agreement, our Board of Directors may require him to relocate to our principal executive offices in Boca Raton, Florida. To date, the Board of Directors has not requested such relocation. In such event, we will reimburse Mr. Quick for his relocation expenses including the tax effects of any such reimbursement. The employment agreement provides for an annual base salary of $350,000 increased at the discretion of our Board of Directors or Compensation Committee. Mr. Quick may also receive discretionary bonuses as our Board of Directors or Compensation Committee may determine under any incentive compensation or other bonus plans as may be established for senior executives of the Company. Mr. Quick shall have an annual target bonus opportunity of not less than 50% of his then-current base salary, subject to individual performance goals or other measures provided in a plan or as established by the Board of Directors. Mr. Quick is entitled to long term disability insurance and life insurance at no cost to him. Mr. Quick is also entitled to participate in and receive benefits under all of our employee benefit plans, programs and arrangements available to senior executives.

      Mr. Quick is also a participant under our Long-Term Incentive Compensation Plan (LTIP). Subject to the vesting provisions described below, Mr. Quick’s participation percentage has been established at 38% of the total payout pool under the LTIP. His participation percentage in the LTIP vested 25% at grant and the balance will vest ratably on the last day of each of the first 36 months ending after the effective date of his employment agreement.

      In the event of the termination of Mr. Quick’s employment without cause or if he terminates for good reason, he will be entitled to (i) payment of 1/12th of his annual base salary then in effect on a monthly basis for a period of 24 months, (ii) payment of his pro rata bonus, if earned and payable when bonuses are paid to our other officers, and (iii) his participation percentage in the LTIP will continue to vest for one year following termination. If his termination is related to a “change in control” he will be entitled to (i) a lump sum payment of two times his then-annual base salary plus his pro rata “average bonus”, and (ii) his participation percentage in the LTIP will fully vest. In either case, (i) Mr. Quick’s welfare benefits will continue for 18 months following the month of termination, subject to discontinuation of such welfare benefits to the extent Mr. Quick receives substantially similar benefits from a subsequent employer, (ii) Mr. Quick’s stock options will remain exercisable for one year after termination, and (iii) at our option, we may cash out Mr. Quick’s vested interest in the LTIP based upon the value of the Company as of the date of termination as determined by independent appraisal, or we may elect to have Mr. Quick retain his interest in the LTIP and pay out amounts, if any, pursuant to the LTIP on the same basis as it would have been paid had Mr. Quick’s employment with us not terminated.

      We entered into an employment agreement with Jeanne Prayther on June 9, 2000, which was amended on August 22, 2001 when Ms. Prayther became our chief financial officer and secretary. The agreement was further amended effective December 20, 2002. Ms. Prayther’s base salary for 2001 was $149,500, was increased to $175,500 on November 19, 2001, was $175,500 in 2002, and is $175,500 in 2003. Ms. Prayther may also receive an annual bonus targeted at up to 35% of her base salary. The employment agreement also provides for option grants under our stock option plans as determined by our Compensation Committee. In the event of termination of her employment by the Company without cause or as a result of breach by us, unless other employment with us or a subsidiary is offered or she voluntarily resigns, Ms. Prayther is entitled to a severance payment equal to twelve months salary and may include a pro rata bonus. She is also eligible to receive certain severance benefits in the event of disability including six months base salary and in some circumstances a pro rata bonus. We also entered into a retention bonus agreement with Ms. Prayther dated August 22, 2001. Ms. Prayther received a retention bonus of $37,500 on each of two retention dates (February 22, 2002 and August 22, 2002). There is no retention bonus agreement currently in effect. Ms. Prayther is eligible to participate in the LTIP, subject to the discretion of the Compensation Committee.

      We entered into an employment agreement with David McTarnaghan on July 22, 1998, as amended on such date, and as further amended effective December 20, 2002. Mr. McTarnaghan’s base salary was $175,000 in 2001, was $175,000 in 2002, and was $175,000 in 2003. Mr. McTarnaghan, as the senior vice president of global sales, is also eligible for sales commissions based on his individual performance and the performance of the Company as a whole. The objectives and commissions are determined from time to time by the chief executive officer and commissions are approved by a committee appointed to administer sales commissions. The employment agreement also provides for option grants under our stock option plans as determined by our Compensation Committee. In the event of termination of his employment by the Company without cause or as a result of breach by us, unless other employment with the Company or a subsidiary is offered or he voluntarily resigns, Mr. McTarnaghan is entitled to a severance payment equal to twelve months salary and may include a pro rata bonus. He is also eligible to receive certain severance benefits in the event of disability including six months base salary and in some circumstances a pro rata bonus. We also entered into a retention bonus agreement with Mr. McTarnaghan dated September 4, 2001. Mr. McTarnaghan received a retention bonus of $25,000 on each of two retention dates (March 4, 2002 and September 4, 2002). There is no retention bonus agreement currently in effect. Mr. McTarnaghan is eligible to participate in the LTIP, subject to the discretion of the Compensation Committee.

      The employment agreements of our executive officers contain invention assignment and confidentiality provisions as well as non-compete provisions. Under the invention assignment and confidentiality provisions, these individuals have assigned to us all of their copyrights, trade secrets and patent rights that relate to our business. Under the non-compete provisions, each of these individuals has agreed not to compete, directly or indirectly, with us in the telecommunications billing industry during the term of their employment and for six months after termination of employment or for eighteen months in the case of Mr. Quick. Each also has agreed not to solicit our customers or employees, directly or indirectly, during the period of employment and for one year following termination of employment or for eighteen months in the case of Mr. Quick.

Stock Option and Other Compensation Plans

      Long Term Incentive Compensation Plan (LTIP). We established the LTIP in December 2002. Under the terms of the LTIP, a payout pool, equal to 15% of our “enterprise value” in excess of $20 million, up to

$100 million, plus 10% of the “enterprise value” that exceeds $100 million, shall be created for distribution to participants in the LTIP upon a “payout event.” The LTIP participants include Gordon Quick, our President and Chief Executive Officer, whose participation percentage has been established at 38% of the payout pool, James Daleen, our Chairman and former president and chief executive officer, whose participation percentage has been established at 7.5% of the payout pool, and certain management team members, including Jeanne Prayther and David McTarnaghan, and other employees and consultants as may be designated prior to any payout event by our Board of Directors or the Compensation Committee. The payout pool will be distributed to the participants upon the occurrence of certain “payout events,” which shall include: (i) the sale of all or substantially all of our assets to a third party; (ii) our merger or consolidation with another company, whereby our stockholders receive cash or other securities for our capital stock and our stockholders immediately prior to the merger or consolidation own less than 50% of the combined voting power of the surviving company; (iii) the sale of 60% or more of the capital stock of our company to a single person or group; or (iv) our liquidation, dissolution or winding up. Payments may be in cash or the same consideration received by our stockholders in the payout event, provided, however, if all or part of the payout is other than in cash or immediately tradable securities, we must use reasonable efforts to make appropriate arrangements to ensure that the participants have sufficient cash as part of the payout under the LTIP to pay taxes incurred with respect to such payments or, if sufficient cash is not available for distribution as part of the payout, we must use reasonable efforts to distribute as part of the payout publicly traded stock that has been registered under the Securities Act sufficient to pay such taxes. Any cash payments under the Plan will be made from our general assets, and no portion of our assets will be segregated or separately identifiable as a source of payment under the LTIP.

      Payments will be reduced by the value of certain options to purchase our common stock held by the participant, provided, however, that options granted after the effective date of the LTIP will be considered for this valuation only if our Board of Directors designates them for such treatment at the time they are granted. The value will be based on the fair market value of our common stock, less the exercise price of the vested options held by the participant.

      Our board of directors may, in its sole and complete discretion, amend or terminate the LTIP at any time and for any reason that it deems necessary or appropriate. However, the termination or amendment of the LTIP shall not adversely affect any participant’s rights previously granted under the LTIP unless approved by participants holding in the aggregate more than one-half of the total participation percentages then outstanding. Our board of directors may elect to replace the LTIP in its entirety with a new equity-based compensation plan, provided, however, that any such new plan shall be substantially equivalent to or more favorable than this plan for the participants from a financial and tax standpoint.

      2001 Broad-Based Stock Incentive Plan. We established the 2001 Broad-Based Stock Incentive Plan (“2001 Broad-Based Plan”) to promote our interests by providing employees and key persons the opportunity to purchase shares of common stock and to receive compensation based upon appreciation in the value of those shares. Under the 2001 Broad-Based Plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock and stock appreciation rights. The 2001 Broad-Based Plan, as approved by the Board of Directors, must issue more than a majority of the eligible options under the 2001 Broad-Based Plan to employees other than our directors and officers. We have reserved 2,000,000 shares of common stock for issuance under the 2001 Broad-Based Plan. As of December 31, 2003, options to purchase an aggregate of 1,070,875 shares of common stock were outstanding under the 2001 Broad-Based Plan and no shares of common stock have been issued upon exercise of options under the 2001 Broad-Based Plan. The vesting period for the options granted under the 2001 Broad-Based Plan is at the discretion of the Board of Directors; provided, however, that unless otherwise specified in a stock incentive agreement, each option shall vest ratably over a four-year period on each of the anniversary dates following the grant. If we sell 80% or more of our capital stock or assets, or if we agree to convert 80% or more of the outstanding shares of our capital stock into another security or the right to receive securities or property, and, within 12 months following such “change of control”, a participant is terminated for any reason other than for “cause” or if a participant is terminated as a result of constructive discharge, then the vesting schedule of each option grant for such participant will accelerate by two years. The vesting period for the options issued under the 2001 Broad-Based

Plan as of December 31, 2003 range from two to four years. An employee’s rights, if any, upon termination of employment are as set forth in the applicable stock incentive agreement; provided, however, in no event may an incentive stock option provide for exercise of the option later than 90 days following a termination of employment or later than one year following a termination of employment due to disability. The 2001 Broad-Based Plan may be terminated at any time by the Board, and may be amended from time to time by the Board; provided, however, shareholder approval is required for certain amendments including to increase the shares reserved under the Plan to an amount greater than 2,000,000 shares (subject to certain adjustments to reflect certain changes in the Company’s capital structure) and to decrease the minimum exercise price of stock incentives awarded under the 2001 Broad-Based Plan.

      Amended & Restated 1999 Stock Incentive Plan. We established the Amended & Restated 1999 Stock Incentive Plan (“1999 Plan”) to promote our interests by providing employees and key persons the opportunity to purchase shares of our common stock and receive compensation based upon appreciation in the value of those shares. Under the 1999 Plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock awards and stock appreciation rights. As of December 31, 2003, there were 13,466,944 shares reserved for issuance, options to purchase an aggregate of 3,035,802 shares of common stock were outstanding, and 181,937 shares of common stock had been issued upon the exercise of options granted under the 1999 Plan. The 1999 Plan provides for an automatic annual increase in the number of shares reserved under the Plan by an additional 5,000,000 shares on each January 1; provided, however, in no event shall the number of shares reserved under the 1999 Plan exceed 20% of the “fully-diluted shares” of the Company’s common stock, as determined on the immediately preceding December 31. Options granted under the 1999 Plan shall be exercisable in whole or in part at such time or times as the Board may determine as set forth in the related agreement, subject to the terms and conditions of the 1999 Plan. An employee’s rights, if any, upon termination of employment are as set forth in the applicable stock incentive agreement; provided, however, in no event may an option which is an incentive stock option provide for the exercise of the option later than 90 days following the termination of employment or later than one year following a termination of employment on account of disability. If we sell 80% or more of our capital stock or assets, or if we agree to convert 80% or more of the outstanding shares of our capital stock into another security or the right to receive securities or property, and within 12 months following such “change in control”, a participant is terminated for any reason other than for “cause” or if a participant is terminated as a result of “constructive discharge,” then the vesting schedule of each option grant for such participant will accelerate by two years. The 1999 Plan may be terminated at any time by the Board, and may be amended from time to time by the Board; provided, however, shareholder approval is required for certain amendments including the increase in the number of shares reserved under the 1999 Plan (subject to certain adjustments to reflect certain changes in the Company’s capital structure) and to decrease the minimum exercise price of stock incentives awarded under the 1999 Plan.

      Prior Stock Option Plans. We adopted six other stock option plans between 1994 and 1998. Some of these plans provided for incentive stock options within the meaning of Subsection 422 of the Internal Revenue Code while others provided for non-qualified stock options.

      Our eight stock option plans are as follows: the 1994 Employee Non-Qualified Stock Option Plan (the “1994 Plan”), the 1995 Qualified Employee Incentive Stock Option Plan (the “1995 Plan”), the 1996 Employee Non-Qualified Stock Option Plan (the “1996 Plan”), the 1997 Employee Incentive Stock Option Plan (the “1997 Plan”), the 1998 Non-Qualified Employee Stock Option Plan (the “1998 Plan”), the 1998 Qualified Employee Incentive Stock Option Plan (the “1998 ISO Plan”), the 1999 Plan, and the 2001 Broad-Based Plan. Each plan provides that the exercise price of the options granted will be issued at no less than the fair market value of the underlying common stock at the date of grant. A summary of our active stock option plans as of December 31, 2003 is presented below:

	Shares
	Authorized
	for Issuance		Contractual Life
	Under Plan	Vesting Period	of Options

1998 ISO Plan*	7,100	25% each year for first four years from grant	5 years from grant
1999 Plan	13,466,944	Discretion of the Board of Directors	10 years from grant
2001 Broad-Based Plan	2,000,000	Discretion of the Board of Directors	10 years from grant

*	The Company is no longer authorized to grant awards under this Plan.

(1)	The administrative committee of the 1999 Plan and of the 2001 Broad-Based Plan is permitted to establish alternative vesting schedules.
(2)	The options issued under the 2001 Broad-Based Plan through December 31, 2003 have a vesting period of two to four years from the date of grant.

      As of December 31, 2003, options to purchase an aggregate of 4,113,777 shares of common stock were outstanding under all the plans at a weighted average exercise price of $3.24 per share and 1,148,116 shares of common stock have been issued upon exercise of options granted under these plans.

      The 1999 Plan authorizes us to automatically adjust the number of shares of common stock available for issuance on the first day of each fiscal year up to an annual increase of 5,000,000 shares subject to a maximum of 20% of the fully diluted shares outstanding at the time. The number of shares authorized under the 1999 Plan was increased to 18,466,944 shares on January 1, 2004.

Limitation of Liability and Indemnification of Officers and Directors

      Our certificate of incorporation provides that the liability of our directors for monetary damages shall be eliminated to the fullest extent permissible under Delaware law and that we shall indemnify our directors, officers, employees and agents to the fullest extent permitted under Delaware law. Our certificate of incorporation provides that our directors will not be personally liable to the Company or any stockholder for monetary damages for breach of fiduciary duty as a director, except if the director:

•	is liable under Section 174 of the Delaware General Corporation Law;

•	has breached the director’s duty of loyalty to the Company or our stockholders;

•	has acted in a manner involving intentional misconduct or a knowing violation of law or, in failing to act, has acted in a manner involving intentional misconduct or a knowing violation of law; or

•	has derived an improper personal benefit.

      If Delaware law is amended to provide for further limitations on the personal liability of directors of corporations for breach of duty of care or other duty as a director, then the personal liability of the directors will be so further limited to the greatest extent permitted by Delaware law.

      We entered into indemnification agreements with each of our executive officers and directors containing provisions that require us to indemnify these individuals to the fullest extent authorized or permitted by our certificate of incorporation and bylaws and the Delaware General Corporation Law against liabilities that may arise by reason of their status or service as officers and directors, other than liabilities arising from willful misconduct of a culpable nature, and to advance expenses incurred as a result of any proceedings against them for which they could be indemnified.

      We maintain a directors’ and officers’ liability insurance policy.

Compensation Committee Interlocks and Insider Participation

      The following non-employee directors were the members of the Compensation Committee of the Board of Directors through December 2003: Mr. Foreman, the chairman, and Messrs. Sisco and Nemirovsky. None of the members of the Compensation Committee is an executive officer of the Company. No member of the Compensation Committee is or ever has been an employee of the Company and no executive officer of the Company has served as a director or board member of a compensation committee of another company of which any member of the Committee is an executive officer.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth the amount and percent of shares of common stock and Series F preferred stock as a class that, as of February 1, 2004, are deemed under the rules of the SEC to be “beneficially owned” by (i) any person or “group” (as that term is used in the Securities Exchange Act of 1934, as amended) known to us as of that date to be a “beneficial owner” of more than 5% of the outstanding shares of our common stock, (ii) each of our named executive officers and directors, and (iii) all of our directors and executive officers as a group. Unless otherwise indicated, the holders of all shares shown in the table have sole voting and investment power with respect to such shares. As of February 1, 2004, there were 46,929,372 shares of common stock and 449,237 shares of Series F preferred stock issued and outstanding. The following information is based upon information provided to us or filed with the Commission by the stockholders:

				Series F
	Common Stock			Preferred Stock
	Beneficially Owned			Beneficially Owned

	Number		Percentage	Number
	of		of	of		Percentage
Name of Beneficial Owner(1)	Shares		Class(2)	Shares		of Class(3)

Behrman Capital II L.P.(4)	59,093,619	(5)	69.78%	220,596		49.10%
Strategic Entrepreneur Fund II, L.P.(4)	793,767	(6)	1.67%	2,992		*
HarbourVest Partners V — Direct Fund L.P.(7)	3,818,063		8.14%	—		—
HarbourVest Partners VI — Direct Fund L.P.(7)	15,452,616	(8)	24.77%	126,195	(9)	28.07%
SAIC Venture Capital Corporation(10)	13,836,046	(11)	23.64%	94,646	(12)	19.87%
St. Paul Venture Capital IV, L.L.C.(13)	795,566		1.70%	—		—
St. Paul Venture Capital Affiliates Fund I, L.L.C.(13)	22,497		*	—		—
St. Paul Venture Capital VI, LLC(13)	3,090,523	(14)	6.18%	25,239	(15)	5.53%
ABS Ventures IV, L.P.(16)	3,180,967	(17)	6.43%	20,633	(18)	4.53%
ABX Fund, L.P.(16)	564,006	(19)	1.19%	4,606	(20)	1.02%
NorthBay Opportunities, L.P. (21)	2,317,862	(22)	4.77%	13,304	(23)	2.93%
NorthBay International Opportunities, Ltd. (21)	772,662	(24)	1.63%	4,435	(25)	*
James Daleen	574,398	(26)	1.21%	—		—
Gordon Quick (27)	—		—	—		—
Jeanne Prayther	175,111	(28)	*	—		—
David McTarnaghan	262,230	(29)	*	—		—
Ofer Nemirovsky	19,270,679	(30)	30.89%	126,195	(31)	28.07%
Daniel J. Foreman	886,677	(32)	1.89%	—		—
Dennis Sisco (33)	—		—	—		—
Stephen J. Getsy	154,723	(34)	*	—		—
John S. McCarthy	452,283	(35)	*	1,675	(36)	*
All directors and executive officers as a group (9 persons)	21,776,101	(37)	33.64%	127,870	(38)	28.46%

*	Less than 1% of the outstanding common stock or Series F preferred stock.

(1)	Except as set forth herein, the street address of each named beneficial owner is c/o Daleen Technologies, Inc., 902 Clint Moore Road, Suite 230, Boca Raton, Florida 33487.
(2)	For purposes of calculating the percentage beneficially owned, the number of shares of common stock deemed outstanding includes (i) 46,929,372 shares of common stock outstanding as of February 1, 2004, (ii) shares of common stock issuable by us pursuant to options or warrants held by the respective person or group which may be exercised within 60 days following February 1, 2004 (“Presently Exercisable Options”), and (iii) shares of common stock issuable by us upon conversion of shares of

Series F preferred stock held by the respective person or group, including shares of Series F preferred stock issuable upon exercise of warrants (“Series F warrants”) held by such person or group. The common stock warrants, shares of Series F preferred stock, Series F warrants and the Presently Exercisable Options are considered to be outstanding and to be beneficially owned by the person or group holding such warrant and options for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group based on a conversion rate at February 1, 2004 of 122.4503 shares of common stock for each share of Series F preferred stock converted. The number of shares of common stock deemed outstanding includes (i) warrants to purchase 10,757,939 shares of common stock at an exercise price of $0.9060 per share, (ii) warrants to purchase 500,000 shares of common stock at an exercise price of $0.17 per share and (iii) warrants to purchase 250,000 shares of common stock at an exercise price of $0.17 per share.
(3)	For purposes of calculating the percentage beneficially owned, the number of shares of Series F preferred stock deemed outstanding includes (i) 449,237 shares of Series F preferred stock outstanding on February 1, 2004, and (ii) shares of Series F preferred stock issuable by us upon exercise of Series F warrants held by the respective person or group. The shares of Series F preferred stock issuable upon exercise of Series F warrants are considered to be outstanding and to be beneficially owned by the person or group holding such warrant for the purpose of computing the percentage ownership of such person or group but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.
(4)	Based solely on information filed with the SEC on Schedule 13D (Amend. No. 1) (the “Behrman 13D”) on December 20, 2002, Behrman Brothers, L.L.C. (“Behrman Brothers”), the general partner of Behrman Capital II L.P. (“Behrman Capital”) and Messrs. Grant G. Behrman and William M. Matthes, managing members of Behrman Brothers, may be deemed to share beneficial ownership with Behrman Capital, with respect to the Company’s securities registered in the name of Behrman Capital. Mr. Behrman, the general partner of Strategic Entrepreneur Fund II, L.P. (“SEF”) and Mr. Matthes may be deemed to share beneficial ownership with SEF, with respect to the Company’s securities registered in the name of SEF. Amounts reported for Behrman Capital and SEF are based on the Behrman 13D, except that such amounts include (i) 1,125,370 shares of common stock and 11,413 shares of our Series F preferred stock convertible into 1,397,525 shares of common stock registered in the name of Behrman Capital, and (ii) 15,259 shares of common stock and 155 shares of our Series F preferred stock convertible into 18,980 shares of common stock registered in the name of SEF, which are presently entitled to be voted even though currently held in escrow, and include warrants registered in the name of: (i) Behrman Capital, to purchase (A) 493,311 shares of common stock at an exercise price $0.17 per share and (B) 10,245,808 shares of common stock at an exercise price of $.9060 per share and (ii) SEF, to purchase (A) 6,689 shares of common stock at an exercise price of $0.17 per share and (B) 131,328 shares of common stock at an exercise price of $0.9060 per share, net of warrants held in escrow. The address of each of the reporting persons is 126 East 56th Street, 27th Floor, New York, NY 10022.
(5)	The shares include 27,012,046 shares of common stock issuable upon the conversion of 220,596 shares of Series F preferred stock.
(6)	The shares include 366,371 shares of common stock issuable upon the conversion of 2,992 shares of Series F preferred stock.
(7)	Based solely on information filed with the SEC on Schedule 13D (Amend. No. 3) (the “HarbourVest 13D”) on January 3, 2003, HarbourVest Partners, LLC (“HarbourVest”) is the sole managing member of HVP V — Direct Associates LLC (“Associates V”) and HVP VI — Direct Associates LLC (“Associates VI”), the sole general partners of HarbourVest Partners V — Direct Fund L.P. (“Fund V”) and HarbourVest Partners VI — Direct Fund L.P. (“Fund VI”), respectively, and Messrs. D. Brooks Zug and Edward W. Kane are the managing members of HarbourVest. HarbourVest, as the sole managing member of Associates V and Associates VI, and Messrs. Zug and Kane, as the managing members of HarbourVest, may each be deemed to beneficially own all of the Company’s securities registered in the name of Fund V and Fund VI. Messrs. Kane and Zug disclaim beneficial ownership of such securities, except to the extent of their pecuniary interest therein. Associates V, as the sole general partner of Fund V, and Fund V as the record owner, may each be deemed to beneficially own all of the Company’s securities registered in the name of Fund V, and Associates VI, as the sole general partner of Fund VI, and Fund VI as the record owner, may each be deemed to beneficially own all of the Company’s securities registered in the name of Fund VI. The address of each of the reporting persons is One Financial Center, 44th Floor, Boston, MA 02111.
(8)	Based on the HarbourVest 13D, the shares include (i) 11,037,548 shares of common stock issuable upon the conversion of 90,139 shares of Series F preferred stock and (ii) 4,415,068 shares of common stock issuable upon conversion of 36,056 shares of Series F preferred stock that may be acquired by Fund VI upon exercise of Series F warrants.
(9)	Based on the HarbourVest 13D, the shares include 36,056 shares of Series F preferred stock issuable upon exercise of Series F warrants held by Fund VI.

(10)	Based solely on information filed with the SEC on schedule 13D (Amend. No. 2) (the “SVCC 13D”) on February 7, 2003, SAIC Venture Capital Corporation (“SVCC”) is a wholly-owned subsidiary of Science Applications International Corporation (“SAIC”). SVCC and SAIC may each be deemed to beneficially own all of the Company’s securities registered in the name of SVCC. The address of SVCC is 3993 Howard Hughes Parkway, Suite 570, Las Vegas, NV 89109 and the address of SAIC is 10260 Campus Point Drive, San Diego, CA 92121.
(11)	Based on the SVCC 13D, the shares include (i) 8,278,130 shares of common stock issuable upon conversion of 67,604 shares of Series F preferred stock and (ii) 3,311,301 shares of common stock issuable upon conversion 27,042 shares of Series F preferred stock that may be acquired by SVCC upon exercise of Series F warrants.
(12)	Based on the SVCC 13D, the shares include 27,042 shares of Series F preferred stock issuable upon exercise of Series F warrants held by SVCC.
(13)	Based solely on information filed with the SEC on Schedule 13G (Amend. No. 1) (the “St. Paul 13G”) on January 23, 2002, St. Paul Fire and Marine Insurance Company (“SPFM”) owns 99% of St. Paul Venture Capital IV, LLC (“SPVC IV”) and St. Paul Venture Capital VI, LLC (“SPVC VI”). SPFM is a wholly-owned subsidiary of The St. Paul Companies, Inc. (“The St. Paul”). The St. Paul owns 79% of St. Paul Venture Capital, Inc., the manager of St. Paul Venture Capital Affiliates Fund I, LLC (“Affiliates”). The St. Paul may be deemed to beneficially own the shares held by SPVC IV, SPVC VI and Affiliates and SPFM may be deemed to beneficially own the shares held by SPVC IV and SPVC VI. The address of each of the reporting persons is 385 Washington St., St. Paul, MN 55102.
(14)	Based on the St. Paul 13G, the shares include (i) 2,207,534 shares of common stock issuable upon the conversion of 18,028 shares of Series F preferred stock and (ii) 882,989 shares of common stock issuable upon conversion of 7,211 shares of Series F preferred stock that may be acquired by SPVC VI upon exercise of Series F warrants.
(15)	Based on the St. Paul 13G, the shares include 7,211 shares of Series F preferred stock issuable upon exercise of Series F warrants held by SPVC VI.
(16)	ABS Ventures IV, L.P. (“ABS”) and ABX Fund, L.P. (“ABX”) may be deemed to be under common control. Bruns Grayson and Philip Bleche are the managing members of the respective general partner to each ABS and ABX and control the investment and voting power of each of ABS and ABX. The street address of the named beneficial owners is 1 South Street Suite 2150 Baltimore, MD 21202-3220.
(17)	The shares include (i) 1,804,763 shares of common stock issuable upon conversion of 14,738 shares of Series F preferred stock and (ii) 721,845 shares of common stock issuable upon conversion of 5,895 shares of Series F preferred stock that may be acquired by ABS upon exercise of Series F warrants.
(18)	The shares include 5,895 shares of Series F preferred stock issuable upon exercise of Series F warrants held by ABS.
(19)	The shares include (i) 402,861 shares of common stock issuable upon the conversion of 3,290 shares of Series F preferred stock and (ii) 161,145 shares of common stock issuable upon conversion of 1,316 shares of Series F preferred stock that may be acquired by ABX upon exercise of Series F warrants.
(20)	The shares include 1,316 shares of Series F preferred stock issuable upon exercise of Series F warrants held by ABX.

(21)	The sole general partner of NorthBay Opportunities, L.P., a Delaware limited partnership, is BayStar Management, LLC. The Investment Manager of NorthBay International Opportunities, Ltd., a British Virgin Islands corporation, is BayStar International Management, LLC. Both BayStar Management, LLC and Baystar International Management, LLC are owned equally by NorthBay Partners, LLC a Wisconsin limited liability company and MarinView Capital, LLC, a Delaware limited liability company. Michael Roth and Brian Stark share the investment and voting power of NorthBay Opportunities, L.P. and NorthBay International Opportunities Ltd. The street address of the named beneficial owner is 1500 W. Market Street, Suite 200, Mequon, WI 53092.
(22)	The shares include (i) 966,868 shares of common stock issuable upon the conversion of 7,896 shares of Series F preferred stock and (ii) 662,211 shares of common stock issuable upon conversion of 5,408 shares of Series F preferred stock that may be acquired by NorthBay Opportunities, L.P. upon exercise of Series F warrants.
(23)	The shares include 5,408 shares of Series F preferred stock issuable upon exercise of Series F warrants held by NorthBay Opportunities, L.P.
(24)	The shares include (i) 322,289 shares of common stock issuable upon the conversion of 2,632 shares of Series F preferred stock and (ii) 220,778 shares of common stock issuable upon conversion of 1,803 shares of Series F preferred stock that may be acquired by NorthBay International Opportunities, Ltd. upon exercise of Series F warrants.
(25)	The shares include 1,803 shares of Series F preferred stock issuable upon exercise of Series F warrants held by NorthBay International Opportunities, Ltd.
(26)	Based on information filed with the SEC on Schedule 13D (Amend No. 2) on June 13, 2003, the shares include 524,374 shares issuable upon exercise of Presently Exercisable Options, 48,220 shares held by the James Daleen Irrevocable Trust and 1,804 shares held by Mr. Daleen’s wife. Mr. Daleen disclaims beneficial ownership of the shares held by the trust and his wife.
(27)	Mr. Quick commenced employment with the Company on December 20, 2002 and beneficially owned no shares as of December 31, 2003.
(28)	The shares include 174,411 shares issuable upon exercise of Presently Exercisable Options.
(29)	The shares include 260,230 shares issuable upon exercise of Presently Exercisable Options.
(30)	The shares include (i) 3,818,063 shares of common stock held by HarbourVest Partners V — Direct Fund L.P. (“Fund V”), (ii) 11,037,548 shares of common stock issuable upon the conversion of 90,139 shares of Series F preferred stock held by HarbourVest Partners VI — Direct Fund L.P., (“Fund VI”) and (iii) 4,415,068 shares of common stock issuable upon conversion of 36,056 shares of Series F preferred stock that may be acquired upon exercise of Series F warrants held by Fund VI. Mr. Nemirovsky is a managing director of HarbourVest Partners LLC and a member of HVP V — Direct Associates LLC and HVP VI — Direct Associates LLC, the general partners of Fund V and Fund VI, respectively, and therefore may be deemed to share beneficial ownership of the common stock held by Fund V and Fund VI. Mr. Nemirovsky disclaims beneficial ownership of these shares.
(31)	The shares include (i) 90,139 shares of Series F preferred stock held by Fund VI and (ii) 36,056 shares of Series F preferred stock issuable upon exercise of Series F warrants held by Fund VI. Mr. Nemirovsky disclaims beneficial ownership of these shares.
(32)	The shares include 620,669 shares of common stock held by ABN AMRO Inc., 224,614 shares of common stock held by I Eagle Trust and 41,394 shares of common stock held by Burnham Capital, LLC. I Eagle Trust and Burnham Capital, LLC are affiliates of ABN AMRO Inc. Mr. Foreman, a director of the Company, is a managing director of ABN AMRO Inc. and therefore may be considered to share beneficial ownership of these shares. Mr. Foreman disclaims ownership of these shares.
(33)	Mr. Sisco is a partner of Behrman Capital, an investment firm that manages Behrman Capital II L.P. Mr. Sisco does not have beneficial ownership in the Company’s securities held by Behrman Capital II L.P. or Strategic Entrepreneur Fund II, L.P.
(34)	The shares include 70,973 shares of common stock held by the Stephen Getsy Living Trust. Also includes 83,750 shares of common stock issuable upon exercise of Presently Exercisable Options.
(35)	The shares include (i) 143,461 shares of common stock held by Gateway Partners, L.P. (“Gateway”), (ii) 21,683 shares of common stock held by Mr. McCarthy, (iii) 178,165 shares of common stock issuable upon the conversion of 1,455 shares of Series F preferred stock held by Gateway,

(iv) 26,939 shares of common stock issuable upon the conversion of 220 shares of Series F preferred stock held by Mr. McCarthy, (v) warrants to purchase an aggregate of 71,264 shares held by Gateway, and (vi ) warrants to purchase an aggregate of 10,771 shares held by Mr. McCarthy. The warrants have an exercise price of $0.9060 per share. Mr. McCarthy is a managing general partner of Gateway and may be deemed to share beneficial ownership of common stock held by Gateway. . Mr. McCarthy disclaims beneficial ownership of the shares held by Gateway.
(36)	The shares include (i) 1,455 shares of Series F preferred stock held by Gateway and (ii) 220 shares of Series F preferred stock held by Mr. McCarthy. Mr. McCarthy disclaims beneficial ownership of the shares held by Gateway.
(37)	The shares include (i) 11,242,652 shares of common stock issuable upon the conversion of 315,402 shares of Series F preferred stock, (ii) 4,415,068 shares of common stock issuable upon the conversion of 36,056 shares of Series F preferred stock that may be acquired upon exercise of Series F Warrants, (iii) 1,042,765 shares issuable upon exercise of Presently Exercisable Options and (iv) warrants to purchase an aggregate of 82,035 shares of common stock. Amount includes an aggregate of 20,600,270 shares for which beneficial ownership is disclaimed. See the footnotes above for further explanation of these securities.
(38)	The shares include 36,056 shares of Series F preferred stock that may be acquired upon exercise of Series F warrants. Amount includes an aggregate of 127,650 shares for which beneficial ownership has been disclaimed (see footnotes 31 and 35).

Compensation of Directors

      On October 25, 2002, our board of directors adopted a policy with respect to the compensation of each of our directors who is not an officer, employee or consultant (a “qualified director”). Each qualified director receives for his services an annual retainer of $25,000, plus $1,500 for each committee for which he serves as chairman. We pay the annual retainer on a quarterly basis. Each qualified director receives $1,200 for attendance at each regular meeting of the board of directors and $1,000 for attendance at each special meeting of the board of directors (if the special meeting lasts one hour or more). Additionally, each qualified director receives $500 for each committee meeting attended, or $750 for the chairman of the committee; provided, however, that we do not pay fees for attendance at committee meetings that occur on the same day as a meeting of the board of directors. We reimburse each qualified director for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors and any of its committees. In addition, our qualified directors received an initial one-time grant of options in 2003 to purchase 250,000 shares of common stock. Each year thereafter they are entitled to an annual grant of 25,000 options.

      On April 21, 2003, we issued options to purchase 250,000 shares of common stock to each qualified director at an exercise price of $0.09 per share except for Mr. Daleen. Mr. Daleen became a qualified director upon the expiration of a Consultant Agreement on July 1, 2003 and on July 24, 2003, we issued Mr. Daleen 250,000 options at an exercise price of $0.22 per share. All options were issued at the fair market value on the date of grant. The options vest 33% per year commencing one year from issuance.

Equity compensation plan information as of December 31, 2003:

(c)
	(a)		Number of securities
	Number of		remaining for future
	securities to be	(b)	issuance under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
Plan Category	outstanding options	outstanding options	reflected in column(a)

Equity compensation plans approved by security holders	4,113,777	$3.24	11,353,167

Equity compensation plans not approved by securities holders	—	—	—

Item 13.	Certain Relationships and Related Transactions.

Transactions with Companies Associated with SAIC

      Mr. Roper, who resigned as a member of our Board of Directors in March 2002, is a corporate executive vice president of SAIC. SAIC Venture Capital Corporation, a wholly-owned subsidiary of SAIC, is a significant stockholder of the Company. Mr. Roper is the chairman of the board of SAIC Venture Capital Corporation. We derived $66,800 in 2003 in revenue from SAIC pursuant to a license and services agreement between SAIC and the Company. In addition, SAIC owns 48.84% of Danet, 100% of the voting stock of Telcordia and 60% of Intesacol. Danet is both our customer and a subcontractor of our products. Revenue related to Danet for the year ended December 31, 2003 was less than one percent of total revenue. We paid $283,000 to Danet in 2003 in its capacity as a subcontractor for assistance with product development services. We have a strategic alliance relationship and an OEM license agreement and services agreement with Telcordia. Revenue related to Telcordia in 2003 was $3,590. Intesacol became our subcontractor in 2003 to perform services under the ETB Contract. In the year ended December 31, 2003, we paid $216,302 to Intesacol for professional services.

Transaction with Companies Associated with Chairman of the Board

      Mr. Daleen, Chairman of the Board, is chief executive officer of Affinity Express, Inc. (“Affinity”). We derived $18,000 in revenue in 2003 from Affinity pursuant to a services agreement between Affinity and the Company.

Loans to Executives

      In January 2001, we loaned Mr. Daleen $1,237,823, our then chairman and chief executive officer, and his wholly-owned limited partnership (the “Makers”). The loan bore interest at a rate of 8.75% per annum. The principal was payable in full January 31, 2006 with interest payable annually on January 31st. The loan was secured by 901,945 shares of the Company’s common stock, and was non-recourse to the Makers except to the extent of 901,945 shares held as collateral. On January 31, 2002, an interest payment of $119,871 was due and payable. The interest payment was not made and as a result the loan was in default. Pursuant to the terms of the loan, we gave notice of default. On September 11, 2002, the Makers surrendered our common stock held as collateral for the loan to us and the loan was deemed satisfied.

Other Transactions

      On December 20, 2002, Mr. Daleen resigned as president and chief executive officer effective December 31, 2002. We entered into a severance and release agreement with Mr. Daleen effective on December 31, 2002. Under the terms of the severance and release agreement, Mr. Daleen was paid severance on December 31, 2002, in an amount equal to twelve months of his then-current annual base salary. Mr. Daleen is also entitled to an additional payment amount equal to twelve months of his base salary on the separation date to be paid in equal monthly installments over a period of 24 months with payments beginning January 1, 2004. In addition, Mr. Daleen will be entitled to an additional lump sum payment of $328,900 as set forth in the agreement, including generally upon: (i) our liquidation, dissolution or winding up, (ii) a sale of all or substantially all of our assets and liabilities, or (iii) a merger or consolidation involving us, if such event occurs on or before December 31, 2007 and results in a distribution of assets on the shares of our capital stock or consideration to the holders of our capital stock valued at a minimum of $10 million. During the severance period, Mr. Daleen will not directly or indirectly engage in any conduct in direct competition with the business of the Company.

      Mr. Daleen provided consulting services to us in 2003 pursuant to a six-month consulting agreement for which he was compensated $13,500 per month.

      Mr. Daleen continues to be eligible to participate in the LTIP. His participation percentage is 7.5% of the payout pool under the LTIP.

Item 14.	Principal Accountant Fees and Services.

Audit Fees and Non-Audit Fees

      The following table presents fees billed and accrued for professional services rendered by KPMG LLP for the audit of our financial statements for 2003 and 2002, respectively and fees billed and accrued for other services rendered by KPMG LLP.

	2003	2002

Audit fees (filing of 10-K and 10-Q’s)	$188,000	$171,500
Audit –Related Fees(1)	—	32,300
Tax Fees(2)	32,360	54,800
All Other Fees	—	—

	$220,360	$258,600

(1)	Audit-Related Fees were charged for acquisition related services in 2002 in connection with the Abiliti Acquisition
(2)	Tax fees in 2002 and 2003 consisted of services for U.S federal, state and local tax returns, international tax planning, advice and compliance .

      The Audit Committee has considered whether the independent auditors’ provision of tax services to us is compatible with the auditors’ independence. Additionally, the Audit Committee approved all the audit and non-audit services, and related fees provided to us by the independent auditors prior to the services being performed.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 10-K.

      (a) The following documents are filed as part of this report:

1. Financial Statements

The financial statements are submitted as a separate section of this report, beginning on page F-1.

2. Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts. Submitted as a separate section of the financial statements on page F-34.

3. Exhibits.

The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

Exhibit List

Exhibit
Number		Description

3.1(a)†	—	Certificate of Incorporation of Daleen Technologies, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-82487) filed on August 18, 1999).

3.1(b)†	—	Certificate of Amendment to Certificate of Incorporation of Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 0-27491) filed on June 15, 2001).

3.1(c)†	—	Certificate of Amendment of Certificate of Incorporation of Daleen Technologies, Inc. (Incorporated by reference to Exhibit 3.1(c) to the Company’s Form 10-K (File No. 0-27491) filed on March 28, 2003).

3.2(a)†	—	Bylaws of Daleen Technologies, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-82487) filed on August 18, 1999).

3.2(b)†	—	Amendment to Bylaws of Daleen Technologies, Inc. (Incorporated by reference to Exhibit 3.2(b) to the Company’s Form 10-K (File No. 0-27491) filed on March 28, 2003).

4.1†	—	See Exhibits 3.1(a), 3.1(b), 3.1(c), 3.2(a) and 3.2(b) for provisions of the certificate of incorporation, as amended, and bylaws, as amended, of Daleen Technologies, Inc. defining rights of the holders of common stock and preferred stock of Daleen Technologies, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-82487) filed on August 18, 1999, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 0-27491) filed on June 15, 2001), and (Incorporated by reference to Exhibit 3.1(c) and 3.2(b) to the Company’s Form 10-K (File No. 0-27491) filed on March 28, 2003).

4.2†	—	Specimen stock certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-82487) filed on August 18, 1999).

*10.1†	—	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on July 8, 1999).

*10.2†	—	Daleen Technologies, Inc. Amended and Restated Stock Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on July 8, 1999).

Exhibit
Number		Description

*10.3†	—	Daleen Technologies, Inc. 1998 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on July 8, 1999).

*10.4†	—	Daleen Technologies, Inc. 1997 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on July 8, 1999).

*10.5†	—	Daleen Technologies, Inc. 1995 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on July 8, 1999).

*10.6†	—	Daleen Technologies, Inc. 1998 Employee Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on July 8, 1999).

*10.7†	—	Daleen Technologies, Inc. 1996 Employee Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on July 8, 1999).

*10.8†	—	Daleen Technologies, Inc. 1994 Employee Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on July 8, 1999).

10.9†	—	Lease Agreement, dated August 4, 1992, by Innovative Selective Software, Inc., and Crow-Childress-Donner, Limited (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

10.10†	—	First Amendment to Lease Agreement, dated December 29, 1994, by Daleen Technologies Inc, successor to Innovative Selective Software, Inc., and Regent Holding Corporation, successor to Crow-Childress-Donner (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

10.11†	—	Lease Agreement, dated August 27, 1998, by Daleen Technologies, Inc. and Regent Holding Corporation (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

10.12†	—	First Amendment to Lease, dated December 2, 1998, between Daleen Technologies, Inc. and Regent Holding Corporation (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

10.13†	—	Second Amendment to Lease, dated January 16, 1999, between Daleen Technologies, Inc. and Regent Holding Corporation (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

*10.14†	—	Employment Agreement, dated April 7, 1997, between Frank Dickinson and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.26 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-82487) filed on August 18, 1999).

*10.15†	—	Employment Agreement, dated July 22, 1998, between David McTarnaghan and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.27 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-82487) filed on August 18, 1999).

10.16†	—	Registration Rights Agreement dated December 16, 1999, between the Company and the shareholders of Inlogic Software Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 333-82487) filed on December 30, 1999).

10.17†	—	Office Lease Agreement dated May 5, 2000, between Daleen Technologies, Inc., Daleen Canada Corporation and The Atrium on Bay Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 0-27491) filed on August 14, 2000).

Exhibit
Number		Description

10.18†	—	Second Amendment to Lease, dated May 31, 2000, between Daleen Technologies, Inc. and Regent Holding Corporation. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 0-27491) filed on August 14, 2000).

10.19†	—	Third Amendment to Lease, dated May 31, 2000, between Daleen Technologies, Inc. and Regent Holding Corporation. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 0-27491) filed on August 14, 2000).

*10.20†	—	Daleen Technologies, Inc. Amended & Restated 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K405 (File No. 0-27491) filed on April 5, 2001).

10.21†	—	Securities Purchase Agreement dated March 30, 2001 by and between Daleen Technologies, Inc. and the Escrow Purchasers named therein (Incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K405 (File No. 0-27491) filed on April 5, 2001).

10.22†	—	Form of Warrant Agreement by and between Daleen Technologies, Inc. and the Escrow Purchasers name therein (Incorporated by reference to Exhibit 10.47 to the Company’s Form 10-K405 (File No. 0-27491) filed on April 5, 2001).

10.23†	—	Registration Rights Agreement dated March 30, 2001 by and between Daleen Technologies, Inc. and the Escrow Purchasers named therein (Incorporated by reference to Exhibit 10.48 to the Company’s Form 10-K405 (File No. 0-27491) filed on April 5, 2001).

*10.24†	—	Employment Agreement, dated May 31, 2000, by and between Daleen Technologies, Inc. and Jeanne T. Prayther (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 0-27491) filed on November 14, 2001).

*10.25†	—	Amendment, dated August 22, 2001, to Employment Agreement dated May 31, 2000 by and between Daleen Technologies, Inc. and Jeanne T. Prayther (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 0-27491) filed on November 14, 2001).

*10.26†	—	Amendment, dated July 18, 2001, to the Daleen Technologies, Inc. Amended and Restated 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 0-27491) filed on November 14, 2001).

*10.27†	—	Daleen Technologies, Inc. 2001 Broad-Based Stock Incentive Plan (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 0-27491) filed on November 14, 2001).

10.28†	—	Partial Lease Termination Agreement dated effective December 31, 2001 by and between Daleen Technologies, Inc. and Boss Lakeside Three, LLC (Incorporated by reference to Exhibit 10.52 to the Company’s Form 10-K (File No. 0-27491) filed on April 1, 2002).

*10.29†	—	Amendment dated September 4, 2001 to employment agreement dated July 22, 1998 by and between David McTarnaghan and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 0-27491) filed on May 14, 2002).

10.30†	—	Sublease Agreement dated January 31, 2002 between Daleen Canada Corporation and EDS Canada, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 0-27491) filed on May 15, 2002).

10.31†	—	Abiliti Acquisition Agreement, dated October 7, 2002, by and between Daleen Technologies, Inc., Daleen Solutions, Inc. and Abiliti Solutions, Inc. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 0-27491) filed on October 11, 2002).

10.32†	—	Investment Agreement, dated October 7, 2002, by and between Daleen Technologies, Inc. and the investors named therein (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 0-27491) filed on October 11, 2002).

10.33†	—	Registration Rights Agreement, dated October 7, 2002, by and between Daleen Technologies, Inc. and the holders named therein (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 0-27491) filed on October 11, 2002).

Exhibit
Number		Description

10.34†	—	Form of Indemnity Escrow Agreement between Daleen Technologies, Inc., Abiliti Solutions, Inc. and SunTrust Bank (Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K (File No. 0-27491) filed on October 11, 2002).

10.35†	—	Form of Voting Agreement between Daleen Technologies, Inc. and certain shareholders of Abiliti Solutions, Inc. (Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K (File No. 0-27491) filed on October 11, 2002).

*10.36†	—	Amended and Restated Employment Agreement Between Daleen Technologies, Inc. and James R. Daleen dated September 20, 2002 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 0-27491) filed on November 14, 2002).

10.37†	—	Independent Consultant Agreement with James Daleen, effective upon termination of Employment Agreement dated October 11, 2002 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 0-27491) filed on November 14, 2002).

*10.38†	—	Amendment to Employment Agreement for Jeanne Prayther dated October 7, 2002 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 0-27491) filed on November 14, 2002).

*10.39†	—	Amendment to Employment Agreement for David McTarnaghan dated October 7, 2002 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 0-27491) filed on November 14, 2002).

10.40†	—	Form of Common Stock Purchase Warrant by and between Daleen Technologies, Inc. and the purchasers named in the Abiliti Acquisition Agreement and Investment Agreement (Incorporated by reference to Exhibit 10.63 to the Company’s Form 10-K (File No. 0-27491) filed on March 28, 2003).

10.41†	—	Form of Common Stock Purchase Warrant by and between Daleen Technologies, Inc. and the purchasers named in the Investment Agreement (Incorporated by reference to Exhibit 10.64 to the Company’s Form 10-K (File No. 0-27491) filed on March 28, 2003).

10.42†	—	Supplemental Voting Agreement by and among Harbourvest Partners V Direct Fund, L.P., Harbourvest Partners VI Direct Fund, L.P., Abiliti Solutions, Inc., Behrman Capital II L.P. and Strategic Entrepreneur Fund II, L.P. (Incorporated by reference to Exhibit 10.65 to the Company’s Form 10-K (File No. 0-27491) filed on March 28, 2003).

*10.43†	—	Employment Agreement effective December 20, 2002, between Gordon Quick and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.66 to the Company’s Form 10-K (File No. 0-27491) filed on March 28, 2003).

*10.44†	—	Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.67 to the Company’s Form 10-K (File No. 0-27491) filed on March 28, 2003).

10.45†	—	Lease dated May 12, 1998 between 400 Chesterfield Corp. and Intertech Management Group, Inc. (subsequently assigned to Daleen Solutions, Inc.) and Amendments thereto (Incorporated by reference to Exhibit 10.68 to the Company’s Form 10-K (File No. 0-27491) filed on March 28, 2003).

*10.46†	—	Settlement and Release Agreement dated December 20, 2002, between James Daleen and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.69 to the Company’s Form 10-K (File No. 0-27491) filed on March 28, 2003).

*10.47†	—	Employment Agreement between Jeanne Prayther and Daleen Technologies, Inc. dated June 1, 2000 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 0-27491) filed on May 15, 2003).

10.48†	—	Lease dated September 16, 1999 between Olympia Properties, L.L.C. and Intertech Management Group, Inc. (subsequently assigned to Daleen Solutions, Inc.) and Assignment of Lease (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 0-27491) filed on August 14, 2003).

10.49†	—	Amendment No. 1 to Registration Rights Agreement dated March 30, 2001, dated as of June 3, 2002 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 0-27491) filed on August 14, 2003).

Exhibit
Number		Description

10.50†	—	Lease Amendment dated October 17, 2003 between 400 Chesterfield Center, Inc. and Daleen Solutions, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 0-27491) filed on November 12, 2003).

10.51	—	Lease Agreement dated January 14, 2004 between Regent Holding LLC and Daleen Technologies, Inc. filed herewith.

10.52	—	Export-Import Bank Loan and Security Agreement among Daleen Technologies, Inc., Daleen Solutions, Inc., DSI, Inc., Daleen IAC, LLC and Silicon Valley Bank dated February 24, 2004 filed herewith.

10.53	—	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement among Daleen Technologies, Inc., Daleen Solutions, Inc., DSI, Inc., Daleen IAC, LLC, Export-Import Bank of the United States, and Silicon Valley Bank dated February 24, 2004 filed herewith.

10.54	—	Revolving Note between Daleen Technologies, Inc., Daleen Solutions, Inc., DSI, Inc., Daleen IAC, LLC, and Silicon Valley Bank dated February 24, 2004 filed herewith.

14.1	—	Daleen Technologies, Inc. Code of Ethics for Principal Executive and Financial Officers filed herewith.

21.1	—	Subsidiaries filed herewith.

23.1	—	Independent Auditors’ Consent filed herewith.

31.1	—	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

31.2	—	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	—	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

†	Previously filed.

*	Exhibits identified above with an asterisk (*) are management contracts or compensation plans or arrangements.

      (b) Reports on Form 8-K:

1.	Current Report on Form 8-K, Item 5, filed on October 31, 2003 with respect to Daleen’s delivery of a Notice of Election Not to Renew to Allegiance Telecom Company Worldwide.

2.	Current Report on Form 8-K, Item 12, furnished under Item 9 filed on November 4, 2003 with respect to Daleen’s third quarter 2003 financial operating results.

3.	Current Report on Form 8-K, Item 5, filed on November 21, 2003 with respect to the denial by the bankruptcy court of Daleen’s Motion for Relief from the Automatic Stay related to the Notice of Election Not to Renew sent to Allegiance Telecom Company Worldwide.

4.	Current Report on Form 8-K, Item 5, filed on December 8, 2003 with respect to the Counterclaim filed against Daleen by Houlihan, Lokey, Howard and Zukin Capital, Inc. and Houlihan, Lokey, Howard and Zukin Financial Advisors, Inc. in a declaratory judgment action.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of March, 2004.

DALEEN TECHNOLOGIES, INC.

BY:	/s/ GORDON QUICK

GORDON QUICK
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES DALEEN James Daleen	Chairman of the Board	March 18, 2004

/s/ GORDON QUICK Gordon Quick	President and Chief Executive Officer (Principal Executive Officer) and Director	March 18, 2004

/s/ JEANNE T. PRAYTHER Jeanne T. Prayther	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2004

/s/ DANIEL J. FOREMAN Daniel J. Foreman	Director	March 18, 2004

/s/ STEPHEN J. GETSY Stephen J. Getsy	Director	March 18, 2004

/s/ JOHN MCCARTHY John McCarthy	Director	March 18, 2004

Ofer Nemirovsky	Director

/s/ DENNIS SISCO Dennis Sisco	Director	March 18, 2004

DALEEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2002 and 2003
(With Independent Auditors’ Report Thereon)

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Daleen Technologies, Inc.:

      We have audited the accompanying consolidated balance sheets of Daleen Technologies, Inc. and Subsidiaries (the Company) as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2003, as listed in item 15(a) 2 of the Company’s 2003 Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daleen Technologies, Inc. and Subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $214.5 million at December 31, 2003. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

      As discussed in note 1 (m) to the consolidated financial statements, the Company adopted the provisions of Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in 2002.

/s/ KPMG LLP

Miami, Florida

February 2, 2004, except as to note 18(a),
which is as of March 1, 2004

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2003

	2002	2003

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,589	$2,497
Restricted cash	30	561
Accounts receivable, less allowance for doubtful accounts of $3,976 and $887 at December 31, 2002 and December 31, 2003, respectively	2,558	610
Costs in excess of billings	—	2,032
Unbilled revenue	203	392
Other current assets	1,022	487

Total current assets	10,402	6,579
Property and equipment, net	1,824	931
Goodwill	5,086	5,086
Other assets	1,477	430

Total assets	$18,789	$13,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$368	$148
Accrued payroll and other accrued expenses	2,576	2,267
Current portion of capitalized lease	164	26
Billings in excess of costs	616	97
Deferred revenue	1,279	372
Other current liabilities	53	16

Total current liabilities	5,056	2,926
Other long term liabilities	26	5

Total liabilities	5,082	2,931
Stockholders’ equity:
Series F convertible Preferred Stock $.01 par value; 588,312 shares authorized ; 458,224 and 453,322 issued and outstanding at December 31, 2002 and 2003, respectively ($110.94 per share liquidation value)	27,656	27,112
Common stock-$.01 par value; 200,000,000 shares authorized; 46,848,876 shares issued and 45,847,865 outstanding at December 31, 2002 and 47,449,127 shares issued and 46,429,163 outstanding at December 31, 2003	469	475
Additional paid-in capital	196,649	197,187
Accumulated deficit	(210,918)	(214,528)
Treasury stock at cost; 1,001,011 and 1,019,964 shares at December 31, 2002 and December 31, 2003 respectively	(149)	(151)

Total stockholders’ equity	13,707	10,095

Total liabilities and stockholders’ equity	$18,789	$13,026

See accompanying notes to consolidated financial statements.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2001, 2002 and 2003

	2001	2002	2003

	(In thousands, except per share data)
Revenue:
Professional services and other	$8,867	$5,154	$16,590
License fees	3,565	1,450	1,562

Total revenue	12,432	6,604	18,152

Cost of revenue:
Professional services and other	7,302	2,523	5,312
License fees	1,646	232	506

Total cost of revenue	8,948	2,755	5,818

Gross Margin	3,484	3,849	12,334
Operating expenses:
Sales and marketing	10,895	3,738	3,315
Research and development	12,502	3,967	6,521
General and administrative	13,820	5,817	5,829
Amortization of goodwill and other intangibles	12,014	—	—
Impairment of long-lived assets	34,604	—	500
Restructuring charges	11,763	745	—

Total operating expenses	95,598	14,267	16,165

Operating loss	(92,114)	(10,418)	(3,831)

Nonoperating income:
Interest income, net	875	217	64
Gain on sale of subsidiary	—	391	—
Other income	250	149	157

Total nonoperating income	1,125	757	221

Net loss	(90,989)	(9,661)	(3,610)
Preferred stock dividends arising from beneficial conversion features	(28,512)	—	—

Net loss applicable to common stockholders	$(119,501)	$(9,661)	$(3,610)

Net loss applicable to common stockholders per share — basic and diluted	$(5.47)	$(0.40)	$(0.08)

Weighted average shares — basic and diluted	21,836	23,919	45,980

See accompanying notes to consolidated financial statements.

DALEEN TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
Years ended December 31 2001, 2002, and 2003

	Series F Preferred
	Stock		Treasury Stock		Common Stock
							Stockholder	Deferred	Additional
	Number of		Number of		Number of	Par	Notes	Stock	Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Value	Receivable	Compensation	Capital	Deficit	Total

	(In thousands, except share data)
Balance, December 31, 2000	—	$—	—	$—	21,781,727	$218	$(274)	$(2,148)	$161,460	(81,755)	$77,501
Issuance of preferred stock-Series F, net	247,882	25,564									25,564
Options issued for consulting services related to Series F issuance	—	—	—	—	—	—	—	—	8	—	8
Preferred stock dividends arising from beneficial conversion features	—	—	—	—	—	—	—	—	19,067	(19,067)	—
Issuance of warrants related to Series F preferred stock	—	—	—	—	—	—	—	—	9,446	(9,446)	—
Forfeitures of unvested stock options	—	—	—	—	—	—	—	421	(421)	—	—
Non-cash stock compensation expense	—	—	—	—	—	—	—	1,639	—	—	1,639
Exercise of stock options and warrants	—	—	—	—	94,827	1	—	—	10	—	11
Payment of stockholder note receivable	—	—	—	—	—	—	53	—	—	—	53
Non-cash interest on stockholder note	—	—	—	—	—	—	(20)	—	—	—	(20)
Warrants issued-non-cash settlement expense	—	—	—	—	—	—	—	—	495	—	495
Net loss	—	—	—	—	—	—	—	—	—	(90,989)	(90,989)

Balance, December 31, 2001	247,882	25,564	—	—	21,876,554	219	(241)	(88)	190,065	(201,257)	14,262
Issuance of stock related to Abiliti asset purchase, net	115,681	2,471	—	—	11,406,284	114	—	—	1,825	—	4,410
Warrants issued for transaction costs related to Abiliti asset purchase	—	—	—	—	—	—	—	—	615	—	615
Issuance of stock related to 2002 Private Placement, net	115,681	1,953	—	—	10,992,136	110	—	—	1,210	—	3,273
Issuance of warrants related to 2002 Private Placement	—	—	—	—	—	—	—	—	648	—	648
Forfeitures of unvested stock options	—	—	—	—	—	—	—	20	(20)	—	—
Non-cash stock compensation	—	—	—	—	—	—	—	68		—	68
Conversion of preferred stock- Series F- to common stock	(21,020)	(2,332)	—	—	2,573,902	26	—	—	2,306	—	—
Payment of stockholder note receivable	—	—	—	—	—	—	73	—	—	—	73
Write-off of shareholder note receivable	—	—	—	—	—	—	28	—	—	—	28
Acquisition of treasury stock	—	—	1,001,011	(149)	—	—		—	—	—	(149)
Non-cash interest on stockholder note	—	—	—	—	—	—	(8)	—	—	—	(8)
Sale of PartnerCommunity, Inc.	—	—	—	—	—	—	148	—	—	—	148
Net loss	—	—	—	—	—	—	—	—	—	(9,661)	(9,661)

Balance, December 31, 2002	458,224	27,656	1,001,011	(149)	46,848,876	469	—	—	196,649	(210,918)	13,707
Conversion of preferred stock- Series F- to common stock	(4,902)	(544)	—	—	600,251	6	—	—	538	—	—
Acquisition of treasury stock	—	—	18,953	(2)	—	—	—	—	—	—	(2)
Net loss	—	—	—	—	—	—	—	—	—	(3,610)	(3,610)

Balance, December 31, 2003	453,322	27,112	1,019,964	(151)	47,449,127	475	0	0	197,187	(214,528)	10,095

See accompanying notes to consolidated financial statements

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001, 2002 and 2003

	2001	2002	2003

	(In thousands)
Cash flows from operating activities:
Net loss	$(90,989)	$(9,661)	$(3,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,304	2,747	3,538
Amortization of deferred stock compensation	1,639	68	—
Amortization of goodwill and other intangibles	12,014	—	—
Loss on disposal of property and equipment	3,185	14	36
Impairment of long lived assets and other assets	36,803	—	500
Bad debt expense (recovery)	2,863	729	(72)
Interest income on stockholders’ notes receivable	(168)	(75)	(4)
Non-cash stock settlement expense	495	—	—
Gain on sale of subsidiary	—	(391)	—
Purchased in-process research and development	—	104	—
Change in assets and liabilities (net of effects of Abiliti Acquisition):
Restricted cash	101	—	(531)
Accounts receivable	8,992	324	2,159
Costs in excess of billings	2,202	(51)	(2,032)
Unbilled revenue	350	101	(189)
Other current assets	(26)	(949)	(1,312)
Other assets	(42)	16	(7)
Accounts payable	(2,274)	210	(120)
Accrued payroll and other accrued expenses	(8,314)	(1,696)	(164)
Billings in excess of costs	(143)	(708)	(519)
Deferred revenue	(1,931)	33	(1,636)
Other current liabilities	(924)	—	(53)

Net cash used in operating activities	(31,863)	(9,185)	(4,016)

Cash flows provided by (used in) financing activities:
Proceeds from sale of Series F preferred stock and warrants, net	25,564	3,551	—
Payment of capital lease	(476)	—	(164)
Proceeds from exercise of stock options and bridge warrants	11	—	—
Acquisition of cash from Abiliti	—	92	—

Net cash provided by (used in) financing activities	25,099	3,643	(164)

Cash flows used in investing activities:
Issuance of stockholder’s notes receivable	(1,187)	—	—
Proceeds from sale of fixed assets	—	1	—
Net proceeds from sale of subsidiary	—	68	—
Repayment of stockholder’s notes receivable	33	141	30
Payments related to the asset purchase of Daleen Solutions, Inc.	—	(1,094)	(262)
Capital expenditures	(780)	(211)	(340)

Net cash used in investing activities	(1,934)	(1,095)	(572)

Effect of exchange rates on cash and cash equivalents	(477)	133	660
Net decrease in cash and cash equivalents	(9,175)	(6,504)	(4,092)
Cash and cash equivalents-beginning of period	22,268	13,093	6,589

Cash and cash equivalents-end of period	$13,093	$6,589	$2,497

Non-cash investing and financing activities (in thousands)
Forfeiture of unvested stock options	$421	$20	$—

Sale of equipment at book value	$389	$—	$—

Issuance of notes receivable	$1,241	$—	$—

Fixed assets exchanged for receivables	$—	$131	$—

Acquisition of treasury stock in exchange of notes receivable	$—	$149	$2

Warrant received in sale of PartnerCommunity	$—	$166	$—

Conversion of preferred stock to common	$—	$2,332	$544

Issuance of common and preferred stock related to asset purchase and 2002 private placement	$—	$5,017	$—

See accompanying notes to consolidated financial statements.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 and 2003

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Business

      Daleen Technologies, Inc. (“Daleen” or the “Company”) is a global provider of advanced billing and customer care, event management, and revenue assurance software for convergent communication service providers and other technology solutions providers. Daleen’s solutions are designed using the latest open Internet technologies to enable providers to enhance operational efficiency while driving maximum revenue from their products and services. The Company’s products and services are used by communications providers to support a variety of voice, data, and internet based services across wireless, wireline and satellite networks. The Company’s RevChain® billing and customer management and AsuritiTM event management and revenue assurance applications deliver proven interoperability with other legacy billing systems and other downstream operational support systems applications. RevChain and Asuriti can be purchased as licensed software applications or as part of a turnkey solution through BillingCentral®, a carrier-class outsourcing operation. BillingCentral provides the flexibility to offer the Company’s products on a licensed basis or outsourced solution. This outsourcing solution has the capacity to provide multiple levels of services to customers of all sizes.

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

      On October 3, 2002, the Company formed a wholly-owned subsidiary DSI, Inc. and a wholly-owned subsidiary of DSI, Inc., Daleen Solutions, Inc. (“Daleen Solutions”). These entities were formed for the purpose of purchasing the assets and assuming certain liabilities of Abiliti Solutions, Inc. (“Abiliti”), which was consummated on December 20, 2002. See note 3 for description of transaction.

      On July 4, 2003, the Company formed a branch office in Bogotá, Colombia, Daleen Technologies Surcursal Colombia. This branch was formed for the purpose of doing business with a customer in Bogotá, Colombia.

(b)	Principles of Consolidation

      The consolidated financial statements include the accounts and operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Revenue Recognition

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

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenue related to undelivered elements of the arrangement is valued by the price charged when the element is sold separately and is recognized as follows:

•	Revenue related to customer maintenance agreements is deferred and recognized ratably using the straight-line method basis over the applicable maintenance period. The VSOE of maintenance is determined using the rate at which maintenance is renewed each year and is dependent on the amount of the license fee as well as the type of maintenance the customer chooses.

•	Revenue related to professional service fees is recognized separately from the license fee since the services are not considered significant to the functionality of the software and the software does not require significant modification, production or customization. In instances when the services performed in conjunction with certain contracts are significant to the functionality of the software and the software requires significant modification and customization at the customer’s site, the Company recognizes the total license and services amount together. There are two types of service contracts that are entered into with customers: fixed fee and time and materials.

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

Revenue under a time and materials arrangement is recognized as services are performed.

•	Revenue related to third party software is recognized when delivered to the customer. The value of third party software is based on the Company’s acquisition cost plus a reasonable margin and is readily determinable since the Company frequently sells these licenses separate of the other elements.

•	Training revenue is recognized when training is provided to customers and is based on the amount charged for training when it is sold separately.

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

      In October 2003, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 104, “Revenue Recognition,” (“SAB No. 104”) which was effective as of December 31, 2003. The Company’s revenue recognition policies described above are in compliance with SAB No. 104.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets,”(“SFAS No. 144”) long lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The asset and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

      Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25,”issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of the grant only if the current price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The fair value of each option granted to employees is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

	2001	2002	2003

Expected life	5 years	5 years	5 years
Dividends	None	None	None
Risk-free interest rate	2.17- 5.07%	1.19-3.78%	4.27%
Expected volatility	106.4%	195.6%	141.71%

      Had compensation expense for the Company’s plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would have been increased to pro forma amounts indicated below (in thousands):

	2001	2002	2003

Net Loss, as reported	$(90,989)	(9,661)	(3,610)
Deduct Additional stock based employee compensation expense determined under the fair-value based method for all awards	(6,041)	(2,915)	(3,037)

Proforma net loss	$(97,030)	(12,576)	(6,647)

Net loss per share basic and diluted	$(4.17)	(0.40)	(0.08)
Basic and diluted, proforma	$(4.44)	(0.53)	(0.14)

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123.” This Statement amends SFAS No.123, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements which the Company has adopted on January 1, 2003 (see note 6).

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

      Goodwill represents the excess of costs over the fair value of assets of business acquired. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets‘(“SFAS No. 142”). Goodwill and other intangible assets acquired in a purchase business combination and determined to have an infinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

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

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      At December 31, 2003, goodwill represents the excess of cost over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142 as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

      Amortization expense related to goodwill and other intangible assets was $15.3 million for the year ended December 31, 2001. The following table reconciles previously reported net loss applicable to common stockholders as if the provisions of SFAS No. 142 were in effect in 2001:

2001

Reported loss applicable to common stockholders	$(119,501)
Add back goodwill amortization	15,282

Adjusted net loss applicable to common stockholders	$104,219

Net loss applicable to common stockholders per share — basic and diluted:
Reported net loss applicable to common stockholders	$(5.47)
Goodwill amortization	0.70

Adjusted net income	$(4.77)

(n)	Basic and Diluted Net Loss per Share

      Basic and diluted net loss applicable to common stockholders per share was computed by dividing net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for each period presented. Common stock equivalents were not considered for each of the years in the three-year period ended December 31, 2003 since their effect would be antidilutive. Common stock equivalents amounted to 56,653,497 and 56,144,804 shares as of December 31, 2003 and 2002, respectively. Net loss applicable to common stockholders differs from net loss in the year ended December 31, 2001 due to the preferred stock dividends arising from the beneficial conversion features from the sale (“2001 Private Placement”) of the Series F convertible preferred stock (“Series F preferred stock”) and warrants to purchase additional shares of Series F preferred stock (“Series F Warrants”). See note 6.

(o)	Comprehensive Income(Loss)

      Comprehensive income(loss) is defined as a change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. There were no differences between net loss and comprehensive loss for each of the years in the three-year period ended December 31, 2003.

(p)	Foreign Currency Translation

      The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using the current exchange rates in

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect at the balance sheet date and for revenue and expense accounts using average rates prevailing during the year. The adjustments resulting from the translation of foreign currency financial statements for the three-year period ended December 31, 2003 were immaterial and were recorded in the consolidated statements of operations for the respective periods.

      The Company enters into transactions based on the Company’s local currency, which results in limited foreign currency risk. The Company did not engage in foreign currency hedging in the three-year period ended December 31, 2003.

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

(r)	Asset Retirement Obligations

      In June 2001, the FASB Issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires a company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. A company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The Company does not have asset retirement obligations and the adoption of SFAS No. 143 did not have an impact on the Company’s financial statements.

(s)	Equity Instruments

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and the Company adopted this on July 1, 2003. The adoption of SFAS No. 150 did not have an impact on the Company’s consolidated financial statements.

(2)	Liquidity

      The Company incurred net losses of approximately $3.6 million for the year ended December 31, 2003 and had an accumulated deficit of $214.5 million at December 31, 2003. Cash and cash equivalents and restricted cash at December 31, 2003 were $3.1 million. Cash used in operations for the year ended December 31, 2003 was $4.0 million. As a result of the Company’s business concentration risk, past recurring losses from operations and accumulated deficit, it raises substantial doubt about the Company’s ability to continue as a going concern.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In February 2004, the Company closed a revolving loan facility (the “Operating Loan”) with Silicon Valley Bank (“SVB”) and guaranteed by EXIM Bank. The term of the Operating Loan is fifteen months. Total funding under the Operating Loan is $2,700,000. The Company can borrow against the Operating Loan based on estimated funding dates and may have outstanding borrowings at any given time of up to $2,000,000. The proceeds for the Operating Loan will be used for operating costs associated with its contract with Empresa De Telecomunicaciones de Bogotá (“ETB”), (the “ETB Contract”). The Company has borrowed $1,732,000 through March 1, 2004 under the Operating Loan (see Note 18(a) for a description of terms).

      The Company filed a preliminary proxy statement on January 28, 2004 in connection with a proposed one-for-500 reverse stock split of our issued and outstanding common stock (the “Reverse Split”). See Note 18(b) for description of this transaction.

      The Company is exploring the possibility of entering into a convertible bridge loan arrangement (the “Bridge Loan”) with certain of the current holders of our Series F convertible preferred stock (“Series F preferred stock”). See Note 18(c) for additional information.

      The Company believes the cash and cash equivalents at December 31, 2003, together with the Operating Loan proceeds, may be sufficient to fund operations for the foreseeable future, assuming continued improvement in the Company’s overall cost structure resulting from overall cost reduction activities, ongoing efforts aimed at controlling costs, including without limitation, the cost savings expected to result if the Company implements the Reverse Split and terminates its public company status and anticipated future revenues including a continued significant, but declining, customer relationship with Allegiance Telecom Company Worldwide (“Allegiance”), the Company’s largest customer in 2003.

      The Company provides outsourcing services to Allegiance pursuant to an agreement expiring on December 31, 2004. Allegiance accounted for 38.7% of total revenue for the year ended December 31, 2003. There are no minimum revenues from Allegiance under this agreement. Allegiance has informed the Company that they are migrating data to another software system and intend to discontinue use of the Company’s services gradually so that all data will be migrated by June 2004. When Allegiance ceases doing business with us, the Company may be required to reduce operations and/or seek additional private equity financing or financing from other sources including the possible Bridge Loan, or consider other strategic alternatives, including a possible merger, sale of assets, or other business combination or restructuring transactions. There can be no assurances that additional financing or strategic alternatives will be obtainable on terms acceptable to the Company or that any additional financing would not be substantially dilutive to existing stockholders. At such time as Allegiance ceases doing business with us, the Company may need to obtain additional financing or engage in one or more strategic alternatives, or such events may have a material adverse effect on our ability to continue to operate as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)	Abiliti Acquisition and 2002 Private Placement

      On December 20, 2002, pursuant to an Asset Purchase Agreement dated October 7, 2002 (the “Asset Purchase Agreement”), Daleen Solutions, an indirect wholly-owned subsidiary of Daleen, consummated its purchase of substantially all of the assets and assumption of certain liabilities of Abiliti (the “Abiliti Acquisition”). As consideration for the Abiliti Acquisition, Daleen issued to Abiliti 11,406,284 shares of common stock, 115,681 shares of Series F preferred stock and warrants to purchase 5,666,069 additional shares of common stock at an exercise price of $0.9060 per share (the “Asset Purchase Warrants”). The total consideration for the Abiliti Acquisition was $6.1 million. A portion of the securities are currently held in escrow pending resolution of certain retained liabilities (see note 16), including 1,140,629 shares of common stock, 11,568 shares of Series F preferred stock, and warrants to purchase 566,607 additional shares of the Company’s common stock at an exercise price of $.9060 per share (collectively the “Escrowed Shares”).

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The stockholders of Daleen approved the Abiliti Acquisition and the 2002 Private Placement, including an amendment to Daleen’s Certificate of Incorporation to amend the terms and preferences of the Series F preferred stock, at a special meeting of Daleen’s stockholders held on December 20, 2002.

      The Asset Purchase Warrants, Investment Warrants and Additional Warrants expire on June 7, 2006. The fair value of each of the Asset Purchase Warrants and Investment Warrants issued was approximately $580,000 using the Black-Scholes Model. The fair value of the Additional Warrants issued was approximately $69,000 using the Black Scholes Model. The Company used the following assumptions in calculating the fair value of the Asset Purchase Warrants, Investment Warrants and Additional Warrants:

Expected Life	3.5 years
Dividends	None
Risk-free interest rate	2.15%
Expected volatility	137.26%
Stock price	$0.17 per share for Additional Warrants $0.9060 per share for Investment Warrants and Asset Purchase Warrants

      Daleen has agreed to file up to three registration statements at any time after the closing of the transactions upon the demand of holders of more than a majority of, and covering, the following (i) the common stock issuable upon conversion of the Series F preferred stock issued in each of the Abiliti Acquisition and the 2002 Private Placement, (ii) the common stock issued in the Abiliti Acquisition and the 2002 Private Placement, and (iii) the common stock issuable upon exercise of the warrants issued in the Abiliti Acquisition and the 2002 Private Placement.

      The Abiliti Acquisition resulted in a charge of $104,000 related to the write-off of purchased in-process research and development. In-process research and development relates to the development of Abiliti’s products at the time of the Abiliti Acquisition. The products were in the early stages of their development and were undergoing further development and integration with Daleen’s products. The value assigned to in-process research and development was determined based on management’s estimates of the percentage of completion of the underlying development effort, resulting net cash flows from Abiliti’s products and the discounting of such cash flows back in their present value.

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

$6,111

      The following unaudited proforma results of operations of the Company for the year ended December 31, 2002 and 2001 assume the acquisition occurred as of January 1, 2001. The costs associated with the in-process research and development of $104,000 were not included in the proforma results in 2001 since they are considered to be a non-recurring charge in 2002. The proforma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would have actually occurred had the combinations been in effect on the dates indicated, or which may occur in the future. The unaudited proforma results of operations are as follows (in thousands):

	2002	2001

Total Revenue	$18,246	$27,501

Net loss applicable to common stockholders	$(11,274)	$(121,910)

Net loss applicable to common stockholders per share basic and diluted	$(0.25)	$(2.76)

Weighted average outstanding shares	45,447	44,234

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

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In May 2002, management initiated another business review continuing to identify additional areas for cost reduction. As a result, the Company’s Board of Directors formally approved a plan to further reduce operating expenses on May 13, 2002 (the “2002 Restructuring”). On May 14, 2002 we announced and immediately began to implement the 2002 Restructuring. The Company recorded a $745,000 restructuring charge for the year ended December 31, 2002 related to the 2002 Restructuring. Such charge included the estimated costs related to workforce reductions, due to termination of 35 employees from substantially all of the Company’s employee groups.

      The January Restructuring, April Restructuring, October Restructuring, and 2002 Restructuring encompassed the following components (in thousands):

	January	April	October	2002
	Restructuring	Restructuring	Restructuring	Restructuring	Total

Employee termination benefits	$1,405	$3,193	$1,641	$745	$6,984
Facility costs/rent on idle facilities	854	1,274	443	—	2,571
Asset writedowns (see note 5)	620	240	1,999	—	2,859
Other costs	114	58	32	—	204
Foreign currency translation charges	—	—	—	—	(110)

	$2,993	$4,765	$4,115	$745	$12,508

      The costs were from the following financial statement captions (in thousands):

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January	April	October	2002
	Restructuring	Restructuring	Restructuring	Restructuring	Total

Costs of sales-professional services	$387	$1,198	$134	$140	$1,859
Research and development	522	1,392	694	168	2,776
Sales and marketing	278	725	568	148	1,719
General and administrative	1,806	1,450	2,719	289	6,264

	$2,993	$4,765	$4,115	$745	$12,618

      Included in the above totals is $110,000 related to foreign currency translation exchange losses.

      Amounts charged against the restructuring accrual through the year ended December 31, 2003 were as follows (in thousands):

	January	April	October	2002
	Restructuring	Restructuring	Restructuring	Restructuring	Total

Employee termination benefits	$1,405	$3,193	$1,641	$745	$6,984
Facility costs/rent on idle facilities	828	1,274	443	—	2,545
Asset writedowns	620	240	1,999	—	2,859
Other costs	114	58	32	—	204
Foreign exchange currency translation changes	—	—	—	—	(110)

	$2,967	$4,765	$4,115	$745	$12,482

      As of December 31, 2003, a restructuring accrual remains on the consolidated balance sheet in accrued payroll and other accrued expenses consisting of $26,000 related to rent on idle facilities.

(5)	Impairment Charges

      The Company recorded an impairment of $500,000 in the year ended December 31, 2003 related to an investment in a third party technology company due to a decline in fair value which was other than temporary. As result of an assessment preformed by management, the Company determined that the asset was impaired, and the investment was written off in full during the year ended December 31, 2003.

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

(6)     2001 Private Placement

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

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The total number of shares of Series F preferred stock outstanding as of February 1, 2004 is 449,237 shares.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Property and Equipment, Net

      Property and equipment, net consist of the following at December 31 (in thousands):

			Estimated
	2002	2003	Useful Life

Computer hardware	$4,198	$4,408	3-5 years or lease term
Purchased computer software	1,952	1,920	3-5 years
Office furniture and equipment	1,116	1,218	5-7 years or lease term
Leasehold improvements	1,027	1,058	lease term
Patents and trademarks	107	130	20 years

	8,400	8,734
Less accumulated depreciation and amortization	(6,576)	(7,803)

Property and equipment, net	$1,824	$931

      For the year ended December 31, 2002, and 2003 depreciation and amortization expense related to property and equipment was approximately $1.6 million and $1.1 million, respectively.

(8)	Income Taxes

      Pretax losses are derived from the following sources (in thousands):

	2001	2002	2003

Domestic	$82,185	$9,146	$3,726
Foreign	8,804	515	(116)

	$90,989	$9,661	$3,610

      The Company did not recognize an income tax benefit for any of the years in the three year period ended December 31, 2003. This differed from an income tax benefit computed by applying the Federal income tax rate of 34 percent to pretax losses as a result of the following (in thousands):

	2001	2002	2003

Computed “expected” tax benefit	$30,936	$3,285	$1,228
Increase (reduction) in income taxes resulting from:
State income taxes (net of federal benefit)	3,197	328	131
Increase in the valuation allowance for deferred tax assets	(33,449)	(3,389)	(1,378)
Other items	(684)	(224)	19

	$—	$—	$—

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2002 and 2003, are presented below (in thousands):

	2002	2003

Deferred tax assets:
Net operating loss carryforwards	$47,527	$53,819
Depreciation and amortization	136	695
Goodwill amortization	18,146	17,139
Allowance for doubtful accounts	1,449	350
Research and experimentation credit carryforwards	1,664	1,412
Accrued expenses	452	360
Other	830	1,712

Gross deferred tax assets	70,204	75,487
Less valuation allowance	(70,204)	(75,487)

Total deferred tax asset	$—	$—

      Realization of deferred tax assets is dependent upon generating sufficient taxable income. Management believes that it is more likely than not that these assets will not be realized and, therefore, has established a valuation allowance for the entire deferred tax assets, net of the deferred tax liabilities. The valuation allowance increased $5.3 million and $2.3 million for the years ended December 31, 2003 and 2002, respectively. Included in the $5.3 million valuation allowance change is a net increase of $3.9 million attributed to changes in estimates of temporary differences.

      Net operating loss carryforwards for U.S. and State income tax purposes amount to approximately $136.2 million and expire through year 2018. Of the total net operating loss carry forward, the future utilization of approximately $14,842,000 will be subject to an annual limitation prescribed by the tax law as a result of a change in the ownership of the Company which occurred in 1998. In addition, approximately $66,900,000 of net operating losses may be limited due to the 2001 Private Placement. In addition, the Company has net operating loss carryforwards for Canada of approximately $24,000,000, which expire through year 2008.

(9)	Accrued Payroll and Other Accrued Expenses

      Accrued payroll and other accrued expenses consist of the following at December 31 (in thousands):

	2002	2003

Accrued payroll and related expenses	$1,571	$1,284
Due to subcontractors	194	612
Accrued professional fees	377	209
Restructuring accrual	144	26
Other accrued expenses	290	136

	$2,576	$2,267

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Commitments

(a)	Leases

      The Company signed a lease agreement renewal in Boca Raton, FL in January 2004, which is effective March 1, 2004. This operating lease expires on February 28, 2009. The Company also has agreements to lease office facilities in Atlanta Georgia, Chesterfield, Missouri, Town and Country, Missouri and Toronto, Ontario, Canada. These leases expire on various dates through November 2004. The facilities in Atlanta were closed during 2001. These leases were bought out or terminated or the space is currently being sublet. See Note 4 on restructuring activities.

      The Abiliti Acquisition included certain computer hardware and furniture and equipment that are under capital leases, which expire on various dates in 2004. The gross amount of the leased equipment and related accumulated amortization recorded under capital leases as of December 31, 2003 are as follows (in thousands):

Furniture and Equipment	$141
Less accumulated amortization	(119)

$22

      Future minimum lease payments under non cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2003 are as follows (in thousands):

Year Ending December 31:	Capital Leases	Operating Leases

2004	$27	$1,011
2005	—	265
2006	—	271
2007	—	278
2008 and thereafter	—	266

Total minimum lease payments	27	2,139

Less amount representing interest	1

Present value of minimum capital lease payments	$26
Less current installment of obligations under capital lease payments	26

Obligation under capital leases, excluding current installment	$0

      The Company subleases office space in Toronto and in Atlanta. The amounts of minimum operating lease payments reflected in the above table are offset by future minimum rental receipts from sublessees of $180,921 in 2004.

      The Company is currently reviewing its options regarding the Missouri offices and expects to decrease the square footage occupied, however nothing has been finalized.

      Total rent expense for operating leases was $3,611,288, $901,918, and $1,708,090 for the years ended December 31, 2001, 2002 and 2003, respectively. The expense for year 2001, 2002 and 2003 was offset by $137,606, $268,154 and $356,029 of sublease income. In addition to rent payments, the Company paid $1,646,354 for lease termination agreements in Atlanta, Toronto and Boca Raton, which was included in restructuring charges for the year ended December 31, 2001. See note 4.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Contribution Plans

      Daleen Technologies, Inc. 401(k) Profit Sharing Plan (“the Plan”) covers substantially all of its U.S. employees. In 2000, 2001, and through July 12, 2002 the Company matched 35% of the employees’ contribution, up to a maximum of 8 percent deferral made by the employees. The Company match was terminated on July 13, 2002. The Plan allows for discretionary contributions from the Company. The total expense associated with the Plan for 2001 and 2002 was $185,507 and $75,423 respectively. In February 2003 the Company made a discretionary contribution to employees by matching their contributions made from July 13, 2002 to December 31, 2002. The amount of $17,354 was paid out of the Company’s forfeiture accounts under the Plan.

      In 2000, Daleen Canada established a Group Retirement Plan (the “Daleen Canada Plan”). The Daleen Canada Plan consisted of a Deferred Profit Sharing Plan (DPSP) and a Group Registered Retirement Savings Plan (RRSP). The Daleen Canada Plan covered substantially all of its Canadian employees. The Plan contributed to the DPSP $0.35 for each $1.00 of employee contribution to the RRSP, to a maximum of 2.8% of total earnings subject to maximum limits set by the Income Tax Act. The total expense for this plan was $28,854 in the year 2001. The Daleen Canada Plan is currently inactive due to the implementation of the April Restructuring and termination of all of the Canadian employees.

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

      The Company also has agreements with other executive officers and senior management employees, which provide for severance payments of up to one year base salary and they also have bonus provisions included.

(d)	Letters of Credit

      In October 2003, the Company entered into a letter of credit in the amount of $531,000 to collateralize insurance premiums due from November 2003 through August 2004. Beginning in February 2004, the letter of credit will be reduced $53,000 per month.

      In January 2004, the Company entered into a letter of credit in the amount of $52,000 to partially collateralize the lease commitments the Company has under the Boca Raton corporate lease that was signed in January 2004. Beginning one year after the commencement date of the lease the letter of credit will be reduced 20% per year.

      In 2001, the Company entered into a letter of credit in the amount of $30,000 to collateralize any balances on corporate cards from employees that are not made by employees in a timely manner. The letter of credit will be in existence for as long as the Company keeps the corporate card program.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Stockholders’ Equity

(a)	Stock Options

      The Company has eight stock option plans: the 1994 Employee Non-Qualified Stock Option Plan (“the 1994 Plan”), the 1995 Qualified Employee Incentive Stock Option Plan (“the 1995 Plan”), the 1996 Employee Non-Qualified Stock Option Plan (“the 1996 Plan”), the 1997 Employee Incentive Stock Option Plan (“the 1997 Plan”), the 1998 Non-Qualified Employee Stock Option Plan (“the 1998 Plan”), the 1998 Qualified Employee Incentive Stock Option Plan (“the 1998 ISO Plan”), the Amended and Restated 1999 Stock Incentive Plan (“the 1999 Plan”) and the 2001 Broad-Based Stock Incentive Plan (“the 2001 Plan”). Each Plan provides that the exercise price of the options granted will be issued at no less than the fair market value of the underlying common stock at the date of grant. A summary of the Company’s active stock option plans are presented below:

	Shares
	Authorized
	for Issuance		Contractual Life of
	Under Plan	Vesting Period	Options

1998 ISO Plan*	7,100	25% each year for first four years from grant	5 years from grant
1999 Plan	13,466,944	Discretion of the Board of Directors	10 years from grant
2001 Plan	2,000,000	Discretion of the Board of Directors	10 years from grant

*	The Company is no longer authorized to grant awards under this Plan.

      The 1999 Plan authorizes the Company to automatically adjust the number of shares of common stock available for issuance on the first day of each fiscal year beginning in 2000, up to an annual increase of 5,000,000 shares subject to a maximum of 20% of the fully-diluted shares outstanding at the time. The number of shares authorized under the 1999 Plan was increased to 18,466,944 shares on January 1, 2004.

      The options issued in 2001 under the 2001 Plan have a vesting period of two years from grant. The options issued in 2002 under the 2001 Plan have a vesting period of four years from grant.

      A summary of the status of the Company’s stock option plans, as of December 31, 2001, 2002 and 2003, and changes during the years then ended, is presented below:

	2001		2002		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	5,420,963	$11.75	5,740,532	$5.33	3,092,743	$4.82
Granted	4,196,851	0.96	162,500	0.19	1,500,000	0.11
Exercised	(94,827)	0.23	—	—	—	—
Forfeited	(3,782,455)	9.94	(2,810,289)	5.53	(478,966)	3.65

Outstanding at end of year	5,740,532	5.33	3,092,743	4.82	4,113,777	3.24

Options exercisable at end of year	1,730,079	$8.24	1,556,270	$6.29	2,025,758	$5.74

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

	Options Outstanding
				Option Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$.09	1,250,000	9.30	$.09	—	$—
$.11-.22	287,500	9.43	.21	9.375	.14
$.30-.35	532,500	7.87	.35	260,000	.35
$.38-$.85	235,025	7.41	.80	159,939	.81
$.86 to .88	826,625	7.54	.88	825,125	.88
$1.03-$9.44	502,418	6.74	5.29	333,042	5.94
$10.38-$21.38	444,459	6.08	19.00	407,778	19.33
$21.88-$32.00	33,250	6.08	25.62	28,499	25.94
$38.81	1,000	5.88	38.81	1,000	38.81
$52.69	1,000	5.90	52.69	1,000	52.69

	4,113,777	7.98	$3.24	2,025,758	$5.74

      In June 2000, the Company granted stock options to a marketing executive under the 1999 Plan at an exercise price less than the fair market value of the underlying common stock of the Company at the date of grant. These grants resulted in the recognition of compensation expense of $586,000 over their one-year vesting period, which began in July 2000. Approximately $293,000 was recorded as sales and marketing expense for the year ended December 31, 2001.

      In 2003, the Company granted stock options to each member of the Board of Directors under the 1999 Plan at an exercise price at the fair market value of the underlying common stock of the Company on the date of grant. The total number of stock options granted was 1,500,000 shares and they have a vesting period of 33% each year starting one year from date of grant.

(12)	Business and Credit Concentrations

      For the year ended December 31, 2001, 27% of the Company’s total revenue was attributed to two customers. Sales to two customers accounted for 15% and 12%. For the year ended December 31, 2002, 14% of the Company’s total revenue was attributed to one customer. For the year ended December 31, 2003 64.7% of the Company’s total revenue was attributed to three customers. Sales to three customers accounted for 38.7%, 15.1%, and 10.9%. For the three-year period ended December 31, 2003, all of the Company’s sales were to customers in or related to the telecommunications industry.

      There were accounts receivable from four customers and three customers at December 31, 2002 and 2003 respectively, each of which exceeded 10% of total accounts receivable and aggregated approximately $4,566,262 and $311,272 respectively. See unaudited proforma business concentration risk in Note 3 for 2002.

(13)	Related Party Transactions

      Science Applications International Corporation (“SAIC”) through its subsidiary SAIC Venture Capital Corporation is a significant stockholder of the Company. Revenue related to SAIC for the years ended December 31, 2003, 2002 and 2001 was $66,800, $101,800, and $36,893, respectively. SAIC owns 48.84% of the voting stock of Danet, Inc. (“Danet”), 100 percent of the voting stock of Telcordia Technologies, Inc.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“Telcordia”) and 60% of the voting stock of Intesacol. Danet is a customer and a distributor of the Company’s products. Revenue related to Danet for each of the years in the three year period ended was less than one percent. The Company paid Danet, in its capacity as a subcontractor for assistance with product development services $283,000, $0 and $249,018 for the years ended December 31, 2003, 2002, and 2001 respectively. The Company has a strategic alliance relationship and an OEM Agreement with Telcordia. Revenue related to Telcordia for the years ended December 31, 2003, 2002 and 2001 was $3,590, $665,150, and $219,315. Intesacol became a subcontractor of the Company to perform services under the ETB Contract. In the year ended December 31, 2003, the Company paid $213,300 to Intesacol for professional services.

      The chairman of our board of directors, James Daleen, is the chief financial officer of Affinity Express, Inc. (“Affinity”). The Company derived $18,000 of revenue in 2003 pursuant to a services agreement between Affinity and the Company.

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

      The Company has made loans to several executive officers who are no longer employed with the Company and other employees for purposes of providing funds primarily for the payment of tax obligations resulting from the exercise of options to purchase the Company’s common stock. The loans bear interest at a rate of 8.75% per annum. All principal and accrued interest payable under the notes were due not later than five years from their issue date. The loans are full recourse. Additionally, each borrower has pledged the common stock issued upon exercise of his options as security for the loan. As of December 31, 2002 and 2003, the balance on these loans was approximately $77,000, and $0. During 2002, one of the original loans was paid in its entirety; two of the loans were partially paid, the collateralized stock surrendered, and the remainder written off. The stock was recorded as treasury stock at various values depending on the price per share on the surrender date. All loans were deemed satisfied.

      The Company also had loans to executive officers who are no longer employed with the Company for purposes of providing funds for the exercise of vested, non-qualified stock options. The loans bore interest at a rate of 8.75% per annum. These loans were full recourse against the borrower. In addition, each officer pledged the stock issued upon exercise of the non-qualified option as security for his respective loan. As of December 31, 2002, and 2003, the aggregate outstanding balance on these loans was approximately $241,000 and $0 respectively. During 2002, two of these loans were partially paid, the collateralized stock surrendered and the balance written off. The stock was recorded as treasury stock at various values depending on the price per share on the surrender date.

      Total bad debt expense related to the write-off of notes receivable for the years ended December 31, 2001, 2002 and 2003 was $0, $458,426 and $0, respectively.

      BizProLink.Com, Inc. (“BizProLink”), a nonpublic entity, is a customer of the Company. BizProLink purchased a software license from the Company. Revenue recognized related to BizProLink during the years

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2001, 2002, and 2003 amounted to $422,300, $0, and $20,200, respectively. In November 2000, the Company made an investment in BizProLink for $1,500,000. The investment was written down to $500,000 during 2001 due to BizProLink receiving a lower valuation since the initial investment. The Company recorded an impairment charge of $500,000 in the year ended December 31, 2003 related to an investment in a third party technology company due to a decline in fair value which was other than temporary. As a result of an assessment performed by management, the Company determined that the asset was impaired, and the investment was written off in full during the year ended December 31, 2003.

(14)	Sale of Subsidiary

      On June 24, 2002, the Company sold all of its common and preferred stock in PartnerCommunity, a majority owned subsidiary, in exchange for net cash proceeds of approximately $69,000; a promissory note for $200,000 payable in 30 months which bears interest at a rate of 8% per year payable annually; and five year warrants to purchase 1,200,000 shares of PartnerCommunity preferred stock at a price of $0.10 per share. The estimated fair value of the warrants of $165,700 was recorded as another asset in the accompanying balance sheet. The fair value of the warrants was calculated using the Black-Scholes model. The investment in PartnerCommunity was evaluated for impairment and no write-down was necessary for the year ended December 31, 2002. The Company recorded a gain on sale of the subsidiary of approximately $391,000 in the year ended December 31, 2002.

      The Company placed a 100% reserve against the note receivable due to the long-term nature of the note and the uncertainty of collectibility. As cash is received, the Company will record an additional gain on the transaction.

(15)	Quarterly Financial Information (unaudited)

Supplementary Financial Information-Reg SK229.302

	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended

	March 31,	March 31,	June 30,	June 30,	September 30,	September 30,	December 31,	December 31,
	2003	2002	2003	2002	2003	2002	2003	2002

	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Net Sales	$4,069	$1,900	$4,213	$2,043	$4,924	$1,246	$4,951	$1,283

Gross profit	2,699	861	2,939	1,372	3,467	808	3,224	768

Operating loss	(1,496)	(2,949)	(1,511)	(2,760)	(396)	(1,787)	(431)	(2,941)

Net loss applicable to common stockholders	$(1,418)	$(2,802)	$(1,412)	$(2,251)	$(371)	$(1,745)	$(409)	$(3,006)

Net loss per share-basic and diluted	$(0.03)	$(0.13)	$(0.03)	$(0.10)	$(0.01)	$(0.07)	$(0.01)	$(0.11)

Note:	These numbers do not agree to the years ended December 31, 2003 and 2002 due to foreign currency adjustment

      The results of operations in the three months ended December 31, 2002 include the Abiliti Acquisition on December 20, 2002 through December 31, 2002. In the three months ended December 31, 2003, the results of operations include the entire three months.

      In the three months ended December 31, 2002, the Company recorded a severance expense of $696,500 related to James Daleen’s termination of employment in connection with the Abiliti Acquisition of Abiliti. In December 2002, $328,900 of that amount was paid. The remainder will be paid over twenty-four months beginning January 1, 2004.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In the three months ended December 31, 2002, the Company recorded bad debt expense of $220,000 related to an accounts receivable that was deemed to be uncollectible. In the three months ended December 31, 2003 there was a recovery of bad debt expense in the amount of $72,000.

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

      In June 2003, the Company approved the terms of a proposed settlement involving the plaintiffs, the insurance companies and numerous issuers, including the Company and the individual defendants, that includes a waiver by the insurance companies of any retention amounts under the policies. Court approval of the settlement is required. Under the terms of the proposed settlement, there would be no liability to be

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded by the Company other than legal fees incurred in the initial defense of the action, which are immaterial. There is no assurance that a settlement with the plaintiffs will be finalized. In the event that the settlement is not finalized and approved by the court, the Company intends to defend vigorously against the plaintiffs’ claims. The Company believes that it is entitled to indemnification by the underwriters under the terms of the underwriting agreements. The Company has notified the underwriters of the action, but the underwriters have not yet agreed to indemnify the Company. The lead underwriter, BancBoston Robertson Stephens Inc., has ceased doing business and there is no assurance it will have the financial resources to provide indemnification. Currently the amount of a loss, if any, cannot be determined and, accordingly no amounts have been recorded by the Company in the accompanying consolidated financial statements with respect to this litigation.

Abiliti-Related Litigation

      On August 1, 2003, a First Amended Petition, styled as James E. Kientzy and David K. Wilson vs. Abiliti Solutions, Inc., a corporation, and Daleen Technologies, Inc., a corporation, and Daleen Solutions, Inc., a corporation and wholly-owned subsidiary of Daleen, was filed in the Circuit Court of the County of St. Louis, State of Missouri. The First Amended Petition added Daleen Technologies and Daleen Solutions as defendants in the named action. The First Amended Petition contains certain allegations against Abiliti related to the non-payment of certain promissory notes in the aggregate principal amount of $1.2 million. The promissory notes that are the subject of the First Amended Petition are liabilities that were retained by Abiliti pursuant to the terms of the Abiliti Acquisition. The plaintiffs allege that the purchase of substantially all of the assets and certain liabilities of Abiliti constituted a de facto merger and, as a result, Daleen Technologies and its indirect wholly owned subsidiary, Daleen Solutions, are responsible for payment of the promissory notes and indemnification of the plaintiffs in connection with Abiliti’s counterclaim against the plaintiffs. The First Amended Petition also seeks to set aside the transfer of Abiliti assets as a fraudulent transfer. In December 2003, the court granted summary judgment to the plaintiffs against Abiliti n/k/a Albacore Holdings, Inc. (“Albacore”) on the promissory notes awarding a judgment in the amount of $1,796,938.14. However, the judgment provides that it is not subject to execution until such time as the senior debt (certain promissory notes and series B preferred stock) is paid in full. Albacore currently has insufficient assets and no operating income with which to pay the senior debt. The trial on the remaining claims in this matter has been set for July 2004. Daleen Solutions and Daleen Technologies believe that they are entitled to indemnification by Albacore pursuant to the terms of the purchase agreement relating to the Abiliti Acquisition. The Company has provided notice to Albacore of the action and Albacore has assumed the defense of the First Amended Petition on the Company’s behalf. However, there can be no assurance that Albacore will have the financial resources to defend and/or settle the claims, pay any judgment ultimately obtained by plaintiffs, or continue to provide indemnification in connection with this matter. Due to the early stage of the proceeding, a loss and its effect on the Company, if any, cannot be determined and, accordingly, no amounts have been recorded in the accompanying consolidated financial statements with respect to this litigation. All or a portion of the Escrowed Shares described in note 3 may be retained by the Company in the event it is required to fund any of its own defense costs or costs related to a settlement or judgment in this matter.

      On October 14, 2003, the Company, Daleen Solutions and Albacore filed a declaratory judgment action against Houlihan Lokey Howard & Zukin Capital, Inc. and Houlihan Lokey Howard & Zukin Financial Advisors, Inc. (“Houlihan”) seeking a declaration that they are not liable to Houlihan for fees under an engagement letter between Abiliti Solutions, Inc. and Houlihan (a liability Daleen assumed in the acquisition of Abiliti). Houlihan filed a counterclaim for fees in excess of $800,000. The parties have agreed in principal to settle the action and counterclaim and are preparing the settlement documents. The Company expects to pay Houlihan approximately $55,000. The purchase price allocation of the Abiliti Acquisition described in note 3 may be adjusted if the settlement is consummated.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On December 24, 2003, Daleen Solutions filed a collection action against Data Integration Systems, Inc. (“DIS”) seeking payment of license fees, services fees and equipment in the amount of $694,600 (which includes DIS’ obligation to make future payments under the contract). On January 30, 2004, DIS filed a cross-complaint against Daleen Solutions alleging damages of $1,500,000. Due to the early stage of the proceeding, a loss and its effect on the Company, if any, cannot be determined with respect to this litigation.

General litigation

      On August 5, 2003, the Company reached a settlement in satisfaction of an outstanding obligation with a customer under a software license agreement. Under the terms of the settlement, this customer satisfied their obligations by agreeing to make payments in cash of $365,000 plus interest. The Company received $250,000 on August 20, 2003, and $57,500 plus interest on November 5, 2003 and received $57,500 plus interest in February 2004. In accordance with SOP 97-2, the revenue related to the contractual agreement with this customer is recognized on a cash basis. Therefore, the Company recorded $307,500 as license revenue in the year ended December 31, 2003.

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

      In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 did not have an impact on the Company’s consolidated financial position and results of operations.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(18)	Subsequent Events

(a)	Operating Loan

      In February 2004, the Company closed the Operating Loan with SVB and guaranteed by EXIM Bank. The term of the Operating Loan is fifteen months. Total funding under the Operating Loan is $2,700,000. The Company can borrow against the Operating Loan based on estimated funding dates and may have outstanding borrowings at any given time up to $2,000,000. The proceeds of the Operating Loan will be used for operating costs associated with the ETB Contract. We have borrowed $1,732,000 against this loan as of March 1, 2004. Interest accrues at the rate of prime plus 2% (minimum 4%) per annum. SVB will have a first priority security interest in all of our assets until the Operating Loan is paid in full. The Operating Loan contains customary representations and warranties and covenants including maintaining a tangible net worth requirement of $4,000,000. The Company is currently in compliance with all covenants under the Operating Loan. The Company intends to repay the Operating Loan solely from revenues received from the ETB Contract.

(b)	Reverse Split

      The Company filed a preliminary proxy statement on January 28, 2004 in connection with the Reverse Split. If implemented, the Reverse Split would enable the Company to terminate the Company’s obligations to file annual,periodic reports and other filings with the SEC. If the Reverse Split is implemented, stockholders holding fractional shares of common stock after the Reverse Split would receive a cash payment equal to $.30 per pre-split share of common stock in lieu of the issuance of fractional shares. Stockholders holding less than 500 shares of common stock before the Reverse Split would be cashed out and would have no further equity interest in the Company. With respect to shares of common stock held in brokerage accounts, the Company intends to look through the stockholders of record to the beneficial owners of such shares for purposes of determining whether or not the Reverse Split results in such beneficial owners holding fractional shares on common stock. Payment also would be made to such beneficial owners in lieu of the issuance of any such fractional shares. The total estimated consideration (excluding fees and expenses) that would be paid as a result of the Reverse Split is expected to be approximately $225,000 and would be paid out of working capital or from the possible Bridge Loan. The Board of Directors has retained the discretion to determine whether or not to implement the Reverse Split even after receipt of the requisite stockholder approval.

(c)	Bridge Loan

      The Company is exploring the possibility of entering into the Bridge Loan with certain of the current holders of the Series F preferred stock. Discussions regarding the possible Bridge Loan are in the initial stages. It is unclear at this time whether such a transaction will be consummated and the timing is unknown.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
For Each of the Years in the Three Year Period
Ended December 31, 2003

	Balance at			Partner		Balance at
	Beginning of		Daleen Solutions	Community		End of
	Year	Charges(a)	Acquisitions(b)	Sale(c)	Deductions(d)	Year

Description:
Reserves and allowances deducted from asset accounts
2001
Allowance for doubtful accounts	$4,600,000	1,675,000	—	—	(2,486,346)	3,788,654
Valuation allowance for deferred taxes	34,438,000	33,449,000	—	—	—	67,887,000
Reserve for notes receivable	—	1,188,102	—	—	—	1,188,102

Total	$39,038,000	36,312,102	—	—	(2,486,346)	72,863,756

Description:
Reserves and allowances deducted from asset accounts
2002
Allowance for doubtful accounts	$3,788,654	270,000	348,956	—	(431,893)	3,975,717
Valuation allowance for deferred taxes	67,887,000	2,317,000	—	—	—	70,204,000
Reserve for notes receivable	1,188,102	343,516	—	200,000	(1,531,618)	200,000

Total	$72,863,756	2,930,516	348,956	200,000	(1,963,511)	74,379,717

Description:
Reserves and allowances deducted from asset accounts
2003
Allowance for doubtful accounts	$3,975,717	20,000	—	—	(3,109,028)	886,689
Valuation allowance for deferred taxes	70,204,000	5,283,000	—	—	—	75,487,000
Reserve for notes receivable	200,000	—	—	—	—	200,000

Total	$74,379,717	5,303,000	—	—	(3,109,028)	76,573,689

(a)	Charges to the account represent increase in reserve levels and establishment of specific reserves charged to expense.
(b)	Amount acquired in Abiliti Acquisition
(c)	Amount of reserve placed on note receivable related to the sale of PartnerCommunity
(d)	Deductions to the reserve account represent write-offs net of recoveries which occurred during the year.