Form 10-Q
period 2004-03-31
DALEEN TECHNOLOGIES INC
filed 2004-05-17
CIK 1002658

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 1, 2004, the Registrant had outstanding 46,929,372 shares of common stock.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED MARCH 31, 2004

		PAGE
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Unaudited Consolidated Balance Sheets as of December 31, 2003 and March 31, 2004	3

	Condensed Unaudited Consolidated Statements of Operations for the three months ended March 31, 2003 and 2004	4

	Condensed Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2004	5

	Notes to Condensed Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	33

Item 4.	Controls and Procedures.	34

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	35

Item 5.	Other Information	37

Item 6.	Exhibits and Reports on Form 8-K.	38

	Signatures	40
First Amendment to Lease
Agreement & Plan of Merger
Form of Indemnity Escrow Agreement
Stock Purchase Agreement
Form of Indemnity Promissory Note
Investment Agreement
Form of Certificate of Incorporation
Form of Certificate of Designation
Form of Stockholders Agreement
Form of Registration Rights Agreement
Form of Stock Incentive Plan
Transaction Support Agreement
Employment Agreement with Gordon Quick
Subordinated Bridge Loan Agreement
Form of Revolving Promissory Note
Subordination Agreement
Loan Modification Agreement
Working Capital Facility Agreement
Retention Bonus Agreement with Gordon Quick
Retention Bonus Agreement with David McTarnaghan
Section 302 PEO Certification
Section 302 PFO Certification
Section 906 PEO Certification
Section 906 PFO Certification

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Unaudited Consolidated Balance Sheets

	December 31,	March 31,
	2003	2004
	(in thousands, except share and
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,497	$2,195
Restricted cash	561	506
Accounts receivable, less allowance for doubtful accounts of $887 and $862 at December 31, 2003 and March 31, 2004 respectively	610	1,151
Costs in excess of billings	2,032	2,975
Unbilled revenue	392	806
Other current assets	487	568

Total current assets	6,579	8,201
Property and equipment, net	931	786
Goodwill	5,086	5,086
Other assets	430	481

Total assets	$13,026	$14,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$148	$86
Accrued payroll and other accrued expenses	2,267	2,825
Current portion of capitalized lease	26	9
Operating loan	—	2,000
Billings in excess of costs	97	320
Deferred revenue	372	508
Other current liabilities	16	3

Total current liabilities	2,926	5,751
Other long term liabilities	5	11

Total liabilities	2,931	5,762

Stockholders’ equity:
Series F convertible Preferred Stock $.01 par value; 588,312 shares authorized ; 453,322 and 449,237 issued and outstanding at December 31, 2003 and March 31, 2004, respectively ($110.94 per share liquidation value)	27,112	26,659
Common stock-$.01 par value; 200,000,000 shares authorized; 47,449,127 shares issued and 46,429,163 outstanding at December 31, 2003 and 47,949,336 shares issued and 46,929,372 outstanding at March 31, 2004	475	479
Additional paid-in capital	197,187	197,636
Accumulated deficit	(214,528)	(215,831)
Treasury stock at cost; 1,019,964 shares at December 31, 2003 and March 31, 2004 respectively	(151)	(151)

Total stockholders’ equity	10,095	8,792

Total liabilities and stockholders’ equity	$13,026	$14,554

See accompanying notes to condensed unaudited consolidated financial statements.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Unaudited Consolidated Statements of Operations

	Three months ended
	March 31,
	2003	2004
	(In thousands, except per share data)
Revenue:
Professional services and other	$3,824	$3,667
License fees	245	587

Total revenue	4,069	4,254

Cost of revenue:
Professional services and other	1,370	1,584
License fees	—	—

Total cost of revenue	1,370	1,584

Gross margin	2,699	2,670

Operating expenses:
Sales and marketing	900	734
Research and development	1,681	1,652
General and administrative	1,614	1,623

Total operating expenses	4,195	4,009

Operating loss	(1,496)	(1,339)

Total interest income and nonoperating income, net	78	36

Net loss applicable to common stockholders	$(1,418)	$(1,303)

Net loss applicable to common stockholders per share -basic and diluted	$(0.03)	$(0.03)

Weighted average shares outstanding- basic and diluted	45,829	46,858

See accompanying notes to condensed unaudited consolidated financial statements.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,	March 31,
	2003	2004
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,418)	$(1,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,410	649
Bad debt expense	5	11
Interest income on stockholders’ notes receivable	(1)	—
Changes in assets and liabilities
Restricted cash	—	55
Accounts receivable	699	(519)
Costs in excess of billings	(7)	(943)
Unbilled revenue	5	(414)
Other current assets	(308)	(557)
Other assets	(5)	(44)
Accounts payable	—	(61)
Accrued payroll and other accrued expenses	73	558
Billings in excess of costs	89	223
Deferred revenue	(616)	135
Other current liabilities	8	(6)

Net cash used in operating activities	(66)	(2,216)

Cash flows (used in) provided by financing activities:
Payment of capital lease	(72)	(17)
Proceeds from operating loan	—	2,000

Net cash (used in) provided by financing activities	(72)	1,983

Cash flows used in investing activities:
Repayment of stockholder’s notes receivable	12	—
Payments related to the Abiliti acquisition	(262)	—
Capital expenditures	(104)	(68)

Net cash used in investing activities	(354)	(68)

Effect of exchange rates on cash and cash equivalents	(13)	(1)
Net decrease in cash and cash equivalents	(492)	(301)
Cash and cash equivalents-beginning of period	6,585	2,497

Cash and cash equivalents-end of period	$6,080	$2,195

See accompanying notes to condensed unaudited consolidated financial statements.

Daleen Technologies, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements
March 31, 2004

(1) Basis of Presentation

     The accompanying condensed unaudited consolidated financial statements for Daleen Technologies, Inc. and subsidiaries (collectively referred to as “Daleen” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included. The condensed unaudited consolidated balance sheet at December 31, 2003 has been derived from the Company’s audited consolidated financial statements at that date. These condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Company’s annual report on Form 10-K as of and for the year ended December 31, 2003, filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2004.

     The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

(2) Principles of Consolidation and Reclassifications

     The accompanying financial statements include the accounts and operations of Daleen Technologies, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Certain reclassifications have been made to the 2003 condensed unaudited consolidated financial statements to conform to the 2004 presentation.

(3) Basic and Diluted Net Loss Per Share

     Basic and diluted net loss per share was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for each period presented. Common stock equivalents were not considered since their effect would be antidilutive. Common stock equivalents amounted to 55,523,212 shares and 56,109,665 shares for the three months ended March 31, 2004 and 2003, respectively.

(4) Liquidity

     The Company incurred net losses of approximately $1.3 million for the three months ended March 31, 2004 and had an accumulated deficit of $215.8 million at March 31, 2004. Cash and cash equivalents and restricted cash at March 31, 2004 were $2.7 million. Cash used in operations for the three months ended March 31, 2004 was $2.2 million. The Company continued to provide outsourcing services to Allegiance Telecom Company Worldwide (“Allegiance”) pursuant to an agreement expiring on December 31, 2004. Allegiance accounted for 24.8% of total revenue for the three months ended March 31, 2004. There are no minimum revenues from Allegiance under this agreement. Allegiance has informed the Company that they are migrating data to another software system and intend to discontinue use of the Company’s services gradually so that all data will be migrated by June 2004.

     As a result of the Company’s business concentration risk, past recurring losses from operations and accumulated deficit, it raises substantial doubt about the Company’s ability to continue as a going concern.

     In February 2004, the Company closed a revolving loan facility (the “Operating Loan”) with Silicon Valley Bank (“SVB”) and guaranteed by EXIM Bank. (See Note 5 for a description of terms and financial covenant requirements). Total funding under the Operating Loan is $2,700,000. The Company can borrow against the Operating Loan based on estimated funding dates and may have outstanding borrowings at any given time of up to $2,000,000. The balance on the Operating Loan as of March 31, 2004 was $2,000,000. Approximately $1.3 million of the Operating Loan was repaid in May 2004.

     On May 7, 2004 definitive agreements were signed by affiliates of Quadrangle Capital Partners L.P. (“Quadrangle”) and Behrman Capital (“Behrman”) for investments of $25 million and $5 million, respectively, into Daleen Holdings, Inc. (“DHI”) a newly formed holding company that will simultaneously acquire Daleen and Protek Telecommunications Solutions Limited (“Protek”), (the “Investment and Acquisition Transactions”). As part of the Investment and Acquisition Transactions, Daleen will become a private company. The Investment and Acquisition Transactions are subject to the satisfaction of customary closing conditions including the approval of Daleen stockholders. Upon signing the definitive agreements, Behrman entered into a $5.1 million bridge loan facility.(the“Bridge Loan Facility”). The aggregate principal amount outstanding under the Bridge Loan Facility will be credited against Behrman’s commitment under the Investment and Acquisition Transactions. (See note 15 for a description and the terms of the Investment and Acquisition Transactions and Bridge Loan Facility).

     The Company believes the cash and cash equivalents at March 31, 2004, together with the Operating Loan proceeds, Bridge Loan Facility and the additional funding resulting from the Investment and Acquisition Transactions, may be sufficient to fund operations for the foreseeable future. The Investment and Acquisition Transactions are subject to a number of closing conditions, including the approval of the Company’s stockholders, and there can be no assurance that the transactions will be consummated. If the transactions are not consummated the Company believes the cash and cash equivalents at March 31, 2004 may not be sufficient to fund the operations and the Company will be required to further reduce operations and/or seek additional financing. Although the Company is precluded from considering other strategic alternatives pending completion or termination of the Investment and Acquisition Transactions, if the transactions are not completed, the Company will consider other strategic alternatives.

     There can be no assurance that additional financing will be available, or that, if available the financing will be obtainable on terms acceptable to the Company or that additional financing would not be substantially dilutive to the Company’s existing stockholders. There can be no assurance that any other strategic alternatives will be available, or if available, will be on terms acceptable to the Company, or all of its stockholders. Failure to consummate the Investment and Acquisition Transactions will have a material adverse affect on the Company’s ability to operate as a going concern, which may result in filing for bankruptcy protection, winding down operations and/or liquidation of assets. The condensed unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty.

(5) Operating Loan

     In February 2004, the Company closed the Operating Loan with SVB and guaranteed by EXIM Bank. The term of the Operating Loan is fifteen months. Total funding under the Operating Loan is $2.7 million. The Company can borrow against the Operating Loan based on estimated funding dates and may have outstanding borrowings at any given time of up to $2,000,000. The proceeds of the Operating Loan will be used for operating costs associated with its contract with Empresa de Telecomunicaciones de Bogotá (“ETB”), (the” ETB Contract”). The Company intends to repay the Operating Loan solely from revenues received from the ETB Contract. Interest accrues at the rate of prime plus 2% (minimum 4%) per annum. SVB has a first priority security interest and EXIM Bank has a second priority security interest in substantially all of the Company’s assets until the Operating Loan is paid in full. The Operating Loan contains customary representations and warranties and covenants including maintaining a tangible net worth requirement of $4.0 million. In May 2004, the Operating Loan was amended effective March 31, 2004 to change the tangible net worth requirement to $3.0 million. The Company is currently in compliance with all covenants under the Operating Loan. The balance on the Operating Loan as of March 31, 2004 was $2,000,000.. Approximately $1.3 million of the Operating Loan was repaid in May 2004 as a result of payments received from ETB..

(6) Revenue Recognition

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

(7) Stock-Based Compensation

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

	Three Months Ended March 31,
	2003	2004
Expected life	5 years	5 years
Risk-free interest rate	1.19% - 3.83%	1.20% - 3.86%
Volatility	173.6%	145.03%
Dividends	None	None

     Had compensation expense for the Company’s plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would have been increased to proforma amounts indicated below (in thousands):

	For the Three Months
	Ended March 31,
	2003	2004
Net loss, as reported	$(1,418)	(1,303)
Deduct: Additional stock-based employee compensation expense determined under the fair value based method for all awards	(713)	(326)

Pro forma net loss	$(2,131)	(1,629)

Loss per share:
Basic and diluted — - as reported	$(.03)	(.03)
Basic and diluted — - pro forma	$(.05)	(.04)

(8) Abiliti Acquisition and 2002 Private Placement

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

     Concurrently with the consummation of the Abiliti Acquisition, on December 20, 2002, pursuant to an Investment Agreement dated October 7, 2002 (the “Investment Agreement”), Daleen completed its private placement of 10,992,136 shares of common stock, 115,681 shares of Series F preferred stock, warrants to purchase 5,666,069 additional shares of common stock at an exercise price of $0.906 (the “Investment Warrants”) per share, and warrants to purchase 500,000 additional shares of common stock at an exercise price of $0.17 per share (the “Additional Warrants”), for total proceeds of $5.015 million in cash (the “2002 Private Placement”). A portion of the securities were held in escrow , including 1,140,629 shares of common stock, 11,568 shares of Series F preferred stock, and warrants to purchase 566,607 additional shares of the Company’s common stock at an exercise price of $.9060 per share (collectively the “Escrowed Shares”). The Escrowed Shares and claims related thereto were released by the Company in partial consideration of the Bridge Loan Facility.

     The Abiliti Acquisition was accounted for as a purchase transaction and accordingly, the acquisition price was allocated to the acquired assets and assumed liabilities based on their estimated fair value as of the acquisition date. The excess of the consideration paid over the estimated fair value of net assets and purchase in-process research and development acquired was recorded as goodwill. The purchase price was allocated as follows (in thousands):

Purchase in-process research and development	$104
Net assets	$921
Goodwill	$5,086

$6,111

(9) Goodwill

     At December 31, 2003 and March 31, 2004, goodwill represents the excess of costs over the fair value of assets related to the Abiliti Acquisition (See Note 8). The Company follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Goodwill and other intangible assets acquired in a purchase business combination and determined to have an infinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. There has been no impairment to date related to the goodwill recorded in connection with the Abiliti Acquisition.

(10) Business and Credit Concentrations

     During the three months ended March 31, 2004, 65.4 percent of the Company’s total revenue was attributed to three customers. Sales to these three customers accounted for 30.1 percent, 24.8 percent, and 10.6 percent of the total revenue for the three month period. During the three months ended March 31, 2003, 75.2 percent of the Company’s total revenue was attributable to three customers. Sales to these three customers accounted for 47.7 percent, 15.1 percent and 12.4 percent of the total revenue for the three month period.

     Three customers accounted for 64.3 percent and 45.7 percent of total accounts receivable at March 31, 2004 and December 31, 2003, respectively.

(11) Related Party Transactions

     Science Applications International Corporation (“SAIC”) through its subsidiary SAIC Venture Capital Corporation is a significant stockholder of the Company. Revenue related to SAIC for the three months ended March 31, 2004 and March 31, 2003 was $7,500 and $13,800, respectively. SAIC owns 49 percent of the voting stock of Danet, Inc. (“Danet”), 100 percent of the voting stock of Telcordia Technologies, Inc. (“Telcordia”) and 60 percent of the voting stock of Intesacol. Danet is a customer and a subcontractor of the Company’s product. There was no revenue recognized related to Danet for the three months ended March 31, 2004 and 2003. In the three months ended March 31, 2004 and March 31, 2003, we paid Danet $35,000 and $103,442, respectively, related to professional services. The Company has a strategic alliance relationship and an Original Equipment Manufacturer Agreement with Telcordia. Revenue related to Telcordia for the three months ended March 31, 2004 and March 31, 2003 was $0 and $36,000, respectively. In 2003, Intesacol became a subcontractor of the Company to perform services under the ETB Contract. In the three months ended March 31, 2004 and March 31, 2003, the Company paid $0 to Intesacol for professional services.

     On May 7, 2004, the Company entered into the Bridge Loan Facility and the Investment and Acquisition Transactions with Behrman who is a significant stockholder of the Company. See note 15 for terms and conditions.

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

     In June 2003, the Company approved the terms of a proposed settlement involving the plaintiffs, the insurance companies and numerous issuers, including the Company and the individual defendants, that includes a waiver by the insurance companies of any retention amounts under the policies. Court approval of the settlement is required. Under the terms of the proposed settlement, there would be no liability to be recorded by the Company other than legal fees incurred in the initial defense of the action, which are immaterial. There is no assurance that a settlement with the plaintiffs will be finalized. In the event that the settlement is not finalized and approved by the court, the Company intends to defend vigorously against the plaintiffs’ claims. The Company believes that it is entitled to indemnification by the underwriters under the terms of the underwriting agreements. The Company has notified the underwriters of the action, but the underwriters have not yet agreed to indemnify the Company. The lead underwriter, BancBoston Robertson Stephens Inc., has ceased doing business and there is no assurance it will have the financial resources to provide indemnification. Currently the amount of a loss, if any, cannot be determined and, accordingly no amounts have been recorded by the Company in the accompanying unaudited condensed consolidated financial statements with respect to this litigation.

     Kops v. Daleen Technologies, Inc., et al.

     On or about April 7, 2004, a class action complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County. The complaint is styled Kops Investment Advisors LLC v. Daleen Technologies, Inc., James Daleen, Gordon Quick, Ofer Nemirovsky, Daniel J. Foreman, Dennis G. Sisco, Stephen J. Getsy, and John S. McCarthy. The plaintiff is seeking a temporary and permanent injunction enjoining defendants from proceeding with the reverse stock split contemplated by the preliminary proxy filed in January, 2004, as well as costs and unspecified damages related to the reverse split. On May 7, 2004, the Company announced that it will not pursue a stockholder vote on or the completion of the reverse stock split proposed by the preliminary proxy statement and the transaction which is the subject of this litigation has been abandoned. Accordingly, no amounts have been recorded by the Company in the accompanying unaudited condensed consolidated financial statements with respect to this litigation.

     Abiliti-Related Litigation

     On August 1, 2003, a First Amended Petition, styled as James E. Kientzy and David K. Wilson vs. Abiliti Solutions, Inc., a corporation, and Daleen Technologies, Inc., a corporation, and Daleen Solutions, Inc., a corporation and wholly-owned subsidiary of Daleen, was filed in the Circuit Court of the County of St. Louis, State of Missouri. The First Amended Petition added Daleen Technologies and Daleen Solutions as defendants in the named action. The First Amended Petition contains certain allegations against Abiliti related to the non-payment of certain promissory notes in the aggregate principal amount of $1.2 million. The promissory notes that are the subject of the First Amended Petition are liabilities that were retained by Abiliti pursuant to the terms of the Abiliti Acquisition. The plaintiffs allege that the purchase of substantially all of the assets and certain liabilities of Abiliti constituted a de facto merger and, as a result, Daleen Technologies and its indirect wholly owned subsidiary, Daleen Solutions, are responsible for payment of the promissory notes and indemnification of the plaintiffs in connection with Abiliti’s counterclaim against the plaintiffs. The First Amended Petition also seeks to set aside the transfer of Abiliti assets as a fraudulent transfer. In December 2003, the court granted summary judgment to the plaintiffs against Abiliti n/k/a Albacore Holdings, Inc. (“Albacore”) on the promissory notes awarding a judgment in the amount of $1,796,938.14. However, the judgment provides that it is not subject to execution until such time as the senior debt (certain promissory notes and series B preferred stock) is paid in full. Albacore currently has insufficient assets and no operating income with which to pay the senior debt. The trial on the remaining claims in this matter has been set forJuly 2004. The Company has provided notice to Albacore of the action and Albacore temporarily assumed the defense of the First Amended Petition on the Company’s behalf. However, Albacore has notified the Company that it does not have the financial resources to defend and/or settle the claims, pay any judgment ultimately obtained by plaintiffs, or continue to provide indemnification in connection with this matter. The Escrowed Shares securing Albacore’s indemnification obligations were released in partial consideration of the Behrman’s entry into the Bridge Loan Facility. It appears probable that a settlement has been reached for $250,000 in this matter. An accrual has been placed in the condensed unaudited consolidated financial statements as of March 31, 2004.

     On October 14, 2003, the Company, Daleen Solutions and Albacore filed a declaratory judgment action against Houlihan Lokey Howard & Zukin Capital, Inc. and Houlihan Lokey Howard & Zukin Financial Advisors, Inc. (“Houlihan”) seeking a declaration that they are not liable to Houlihan for fees under an engagement letter between Abiliti Solutions, Inc. and Houlihan (a liability Daleen assumed in the acquisition of Abiliti). Houlihan filed a counterclaim for fees in excess of $800,000. The parties agreed to a settlement and the Company paid Houlihan $55,000 on April 1, 2004. This amount was recorded in accrued payroll and other accrued expenses at March 31, 2004 in the accompanying unaudited condensed balance sheet.

     On December 24, 2003, Daleen Solutions filed a collection action against Data Integration Systems, Inc. (“DIS”) seeking payment of license fees, services fees and equipment in the amount of $694,600 (which includes DIS’ obligation to make future payments under the contract). On January 30, 2004, DIS filed a cross-complaint against Daleen Solutions alleging damages of $1,500,000. Due to the early stage of the proceeding, a loss and its effect on the Company, if any, cannot be determined with respect to this litigation and, accordingly, no amounts have been recorded in the accompanying unaudited condensed financial statements with respect to this litigation.

     General litigation

     On August 5, 2003, the Company reached a settlement in satisfaction of an outstanding obligation with a customer under a software license agreement. Under the terms of the settlement, this customer satisfied their obligations by agreeing to make payments in cash of $365,000 plus interest. The Company received $250,000 on August 20, 2003, and $57,500 plus interest on November 5, 2003 and received $57,500 plus interest in February 2004. In accordance with SOP 97-2, the revenue related to the contractual agreement with this customer is recognized on a cash basis. Therefore, the Company recorded $57,500 as license revenue in the three months ended March 31, 2004.

     The Company is involved in other lawsuits and claims incidental to its ordinary course of business. Management does not believe the outcome of any of these other activities would have a material adverse effect on the Company’s financial position or results of operations.

(13) Capital and Operating Leases

     The Company signed a lease agreement renewal in Boca Raton, FL in January 2004, which was effective March 1, 2004. This operating lease expires on February 28, 2009. The Company also signed a lease agreement renewal in Chesterfield, Missouri on March 25, 2004. The operating lease becomes effective October 1, 2004 and expires October 31, 2009. In March 2004, the Company also entered into a lease agreement with a co-location facility in St. Louis, Missouri to house its data center. The operating lease is effective June 1, 2004 and expires June 30, 2007. The Company also has agreements to lease office facilities in Atlanta Georgia, and Town and Country, Missouri. These leases expire in August 2004 and June 2004, respectively.

     The Abiliti Acquisition included certain computer hardware and furniture and equipment that are under capital leases, which expire on various dates in 2004. The gross amount of the leased equipment and related accumulated amortization recorded under capital leases are as follows (in thousands):

Furniture and Equipment	$141
Less accumulated amortization	(134)

$7

     Future minimum lease payments under non cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of March 31, 2004 are as follows (in thousands):

Year Ending December 31:	Capital Leases	Operating Leases
2004	$9	$632
2005	—	697
2006	—	720
2007	—	644
2008 and thereafter	—	857

Total minimum lease payments	9	3,550

Less amount representing interest	—

Present value of minimum capital lease payments	9
Less current installment of obligations under capital lease payments	9

Obligation under capital leases, excluding current installment	$—

     The Company subleases office space in Atlanta and in St. Louis. The amounts of minimum operating lease payments reflected in the above table are offset by future minimum rental receipts from sublessees of $94,808 in 2004.

(14) New Accounting Pronouncements

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

     In October 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on its tentative conclusions for EITF 03-05, “Applicability of SOP 97-2 to Non-Software Deliverables in an Arrangement Containing More- Than-Incidental Software” (“EITF 03-05”). EITF 03-05 discusses that software deliverables are within the scope of SOP 97-2 as are non-software deliverables. The Company is required to adopt this consensus for fiscal periods beginning after August 2003. The Company believes the adoption of EITF 03-05 will not have an impact on the Company’s consolidated financial statements.

     In March 2004, the FASB issued a proposed Statement, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value based method. The proposed Statement is effective for awards granted, modified, or settled in fiscal years beginning after December 15, 2004, for public entitles that used the fair-value based method of accounting under the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation for recognition or pro forma disclosure purposes. The Company is currently evaluating the impact the proposed Statement may have on its consolidated financial position, cash flows and results of operations.

     In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company is currently evaluating the impact the proposed Statement may have on its consolidated financial position, cash flows and results of operations.

(15) Subsequent Events

     Investment and Acquisition Transactions

     On May 7, 2004 affiliates of Quadrangle and Behrman signed definitive agreements to invest $25 million and $5 million, respectively, in cash into DHI, a newly formed holding company, that will simultaneously acquire Daleen and Protek.

     Quadrangle and Behrman will receive senior convertible redeemable preferred stock in DHI (“DHI Preferred”) in consideration for their cash investment. The DHI Preferred will have a dividend of 8% per annum, payable in kind or in cash at DHI’s election. The DHI Preferred will also carry the right to the issuance of additional shares of preferred equity should DHI not attain certain specified financial targets.

     DHI will acquire Protek by purchase of stock from its shareholder and conversion of outstanding options, for aggregate consideration of up to $20 million, consisting of up to $13 million in cash, $5 million in common stock of DHI (the “DHI Common”), and contingent earn-out consisting of $1 million in cash and $1 million of DHI Common. The purchase price will be subject to reduction in respect of closing date debt and working capital shortfalls.

     In connection with the Investment and Acquisition Transactions, Daleen will become a private company. All outstanding shares of Daleen common stock will be purchased for $0.0387 per share in cash. The per share purchase price is based on an aggregate amount equal to approximately ten percent of the total value received by Daleen stockholders. In addition, as a condition of closing the Investment and Acquisition Transactions, holders of Daleen Series F convertible preferred stock (“Series F preferred stock”) will be required to waive the $49.8 million redemption value of the Series F preferred stock. These stockholders will receive an aggregate of $15.4 million in cash and securities, with the cash component limited to a maximum of $2.8 million. Immediately prior to the consummation of the Investment and Acquisition Transactions, Behrman will be contractually obligated to exchange its shares of Series F preferred stock for $5 million in DHI Preferred plus the remaining value of its shares of Series F preferred stock in DHI Common. Other holders of Series F preferred stock will receive a combination of (a) an aggregate of $2.8 million in value of DHI Common and (b) the remaining value of their Series F preferred stock in DHI Common; however, holders of Series F preferred stock will be permitted to convert all of their Series F preferred stock into DHI Common.

     In May 2004, the Company entered into the Bridge Loan Facility with Behrman. The Bridge Loan Facility is for a maximum principal amount of $5.1 million, bearing interest at the rate of 6% per annum (plus a penalty at and after an event of default). The Company will draw up to $1.5 million of this amount to fund a $1.5 million working capital facility that it is providing to Protek in connection with the Investment and Acquisition Transactions, and $100,000 to fund a facility fee payable to Behrman. Subject to Behrman’s consent, additional amounts may be drawn under the Bridge Loan Facility to fund the working capital needs of the Company. It is expected that the full remaining permitted principal amount of the Bridge Loan Facility will be drawn immediately prior to the closing of the Investment and Acquisition Transactions. At closing, the Bridge Loan Facility note will be guaranteed by DHI by offset of the principal amount thereof against the $5 million commitment of Behrman, plus a cash payment in respect of accrued by unpaid interest. The Bridge Loan Facility is secured by a lien on all assets of the Company, subordinated to the interests of SVB and EXIM Bank.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following should be read in conjunction with the condensed unaudited consolidated financial statements, and the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited consolidated financial statements and notes thereto, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Forward-Looking Statements

     This report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but are the intent, belief or current expectations, of our business and industry, and the assumptions upon which these statements are based. Words such as “anticipates”, “expects”, “intends”, “will”, “could”, “would”, “should”, “may”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and the negatives thereof and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

     You should be aware that some of these statements are subject to known and unknown risks, uncertainties and other factors, including those discussed in the section of this report entitled “Risk Factors,” that could cause the actual results to differ materially from those suggested by the forward-looking statements.

Overview

     From our founding in 1989 and through 1996, we operated as a software consulting company, performing contract consulting and software development services in a contract placement and staffing business. We sold the contract placement and staffing business to a third party in 1996. Since 1996, we have been a provider of software solutions and have evolved to become a global provider of advanced billing and customer care, event management and revenue assurance software for traditional and next generation communication service providers and other technology solutions providers. As we grew in size and geography, we added new customer care and management products to enhance our billing applications. We further expanded our product offerings as a result of the acquisition of Abiliti Solutions, Inc. in December 2002 (the “Abiliti Acquisition”), adding a proven event management software platform and a carrier-class outsourcing operation. In June 2003, we launched a new revenue assurance product. Our expanded product suite and flexible delivery channels allow us to serve a broader range of customer needs in a variety of markets. In addition to our products and applications, we offer professional consulting services, training, maintenance, support and third party software fulfillment, in each case related to the products we develop.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations included herein are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our allowance for doubtful accounts, investments, goodwill impairment, income taxes, restructuring, long-term service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We discuss below the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our unaudited condensed financial statements. Actual results may differ from these estimates under different assumptions or conditions. For further information on the critical accounting policies, see Note 1 to our Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC

     We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Accounts Receivable

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We continuously monitor collections and payments from our customers and the allowance for doubtful accounts is based on historical experience and any specific customer collection issues that we have identified. If the financial condition of our customers were to continue to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required. As payments are made from our customers related to old receivables or if the customer goes out of business with no chance of collection, the allowances will decrease with corresponding receivables as deemed appropriate.

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

Goodwill

     In 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” Goodwill is no longer amortized but tested for impairment at least annually. At December 31, 2003 and March 31, 2004 the goodwill balance was related to the Abiliti Acquisition.

     At December 31, 2003 we evaluated goodwill for impairment and determined that goodwill was not impaired. In performing this impairment assessment, management made judgments regarding the anticipated future cash flows from the Abiliti Acquisition. Different assumptions in this assessment could have led to a different result, which could have had a material effect on our reported earnings. The conditions that could trigger an impairment write-down in the future include a significant downward trend in our operating results or cash flow of Daleen Solutions, Inc., a decrease in demand for BillingCentral services, a change in the competitive environment and other economic factors.

Results of Operations

     In December 2002, we acquired substantially all of the assets and assumed certain liabilities of Abiliti Solutions, Inc. (“Abiliti”). The Abiliti Acquisition created an additional revenue stream to our business that helped position us to be a long-standing competitor in the marketplace. In addition to licensing our software, we now offer a comprehensive outsourcing solution through our BillingCentral carrier-class data center. The recurring revenue from BillingCentral is significant to our ongoing operations. Additionally, as a result of the Abiliti Acquisition, we expanded our product suite to include event management and revenue assurance applications that compliment our RevChain billing and customer management products. RevChain and Asuriti are offered as licensed software and outsourced solutions.

     In 2003, we continued to be a competitor in the billing and OSS market while managing our costs and use of cash to the lowest levels in our history. We focused on achieving growth by selling additional services and upgrades to our installed base of customers and offering our total solutions portfolio to new and existing customers. In May 2003, we signed the largest customer contract in our history when we executed a three-year license and services agreement with a customer in Bogotá, Colombia (the “ETB Contract”). The ongoing project implementation in connection with the ETB Contract is on schedule and we completed Phase 1 of our ongoing implementation.

     Although revenues from new sales declined in the first quarter 2004, we expanded our relationship with several existing customers. One customer renewed its contract for outsourced billing services through BillingCentral through 2009. Another existing customer purchased our Asuriti event management and revenue assurance software. This was offset by a decline in revenue from Allegiance Telecom Company Worldwide (“Allegiance”). Allegiance has informed us that they are migrating data to another software system and intend to discontinue use of our services gradually so that all data will be migrated by June 2004.

Recent Developments

Investment and Acquisition Transactions

     On May 7, 2004 definitive agreements were signed by Quadrangle Capital Partners L.P. (“Quadrangle”) and Behrman Capital (“Behrman”) for investments of $25 million and $5 million, respectively, into Daleen Holdings, Inc. (“DHI”) a newly formed holding company that will simultaneously acquire Daleen and Protek Telecommunications Solutions Limited (“Protek”), (the “Investment and Acquisition Transactions”).

     Quadrangle and Behrman will receive senior convertible redeemable preferred stock in DHI (“DHI Preferred”) in consideration for their cash investment. The DHI Preferred will have a dividend of 8% per annum, payable in kind or in cash at DHI’s election. The DHI Preferred will also carry the right to the issuance of additional shares of preferred equity should DHI not attain certain specified financial targets.

     DHI will acquire Protek by purchase of stock from its shareholders and conversion of outstanding options, for aggregate consideration of up to $20 million, consisting of up to $13 million in cash, $5 million in common stock of DHI (the “DHI Common”), and contingent earn-out consisting of $1 million in cash and $1 million of DHI Common. The purchase price will be subject to reduction in respect of closing date debt and working capital shortfalls.

     In connection with the Investment and Acquisition Transactions, we will become a private company. All outstanding shares of our common stock will be purchased for $0.0387 per share in cash. The per share purchase price is based on an aggregate amount equal to approximately ten percent of the total value received by our stockholders. In addition, as a condition of closing the Investment and Acquisition Transactions, holders of our Series F convertible preferred stock (“Series F preferred stock”) will be required to waive the $49.8 million redemption value of the Series F preferred stock. These stockholders will receive an aggregate of $15.4 million in cash and securities, with the cash component limited to a maximum of $2.8 million. Immediately prior to the consummation of the Investment and Acquisition Transactions, Behrman will be contractually obligated to exchange its shares of Series F preferred stock for $5 million in DHI Preferred plus the remaining value of its shares of Series F preferred stock in DHI Common. Other holders of Series F preferred stock will receive a combination of (a) an aggregate of $2.8 million in value of DHI Common and (B) the remaining value of their Series F preferred stock in DHI Common; however, holders of Series F preferred stock will be permitted to convert all of their Series F preferred stock into DHI Common.

     Despite the decrease in revenue in the first quarter 2004 from the fourth quarter 2003, we expect to continue to grow in 2004 due to an increased penetration in sales activity and the improved financial condition that is expected as a result of the completion of the Investment and Acquisition Transactions. We believe that in the future our results of operations could be adversely affected by various factors, including:

•	continued decline in business from our three significant customers;

•	the inability to close the Investment and Acquisition Transactions;

•	the success of merging Proteks and our operations;

•	lack of market acceptance of new products, upgrades and services;

•	general economic or political condition in Colombia;

•	difficulties in implementing strategic alliances;

•	inability to retain key personnel;

•	changes in accounting rules such as expensing of stock options;

•	downward trends in the telecommunications industry;

•	introduction of products and services by existing and new competitors; and

•	the inability to terminate our public company status.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     Total Revenue. Total revenue, which includes professional services and other revenue and license revenue, increased $185,000, or 4.5%, to $4.3 million in the three months ended March 31, 2004, from $4.1 million for the same period in 2003. The increase in revenue is related to the ETB Contract, which was signed in June 2003, offset by a decrease in outsourcing services revenue primarily related to a decline in revenues from Allegiance.

     Professional Services and Other. Our professional services and other revenue consists of revenue from professional consulting services, training, maintenance and support, and third-party software fulfillment, all related to the software products we develop. Consulting services are offered on a fixed fee basis and on a time and materials basis. Third-party software fulfillment is offered on a “cost plus” basis. In addition, these revenues include the BillingCentral outsourcing operation. Outsourced services are billed monthly and recognized as services are rendered. Professional services and other revenue decreased $157,000, or 4.1%, from $3.8 million in same period in 2003. The decrease was related to a decrease in revenue in our outsourcing services primarily related to Allegiance, offset by an increase in professional services and third party software related to the ETB Contract. Professional services and other revenue decreased to 86.2% of total revenue in the three months ended March 31, 2004, compared to 94.0% in the same period in 2003.

     License Fees. Our license fees are derived from licensing our software products. License fees increased $342,000, or 140.2%, in the three months ended March 31, 2004 to $587,000, compared to $245,000 for the same period in 2003. The increase was due to revenue recognized on a percentage of completion basis under the ETB Contract. In addition, we executed a contract with an existing customer and delivered an Asuriti license. This is compared to the three months ended March 31, 2003 in which we recognized a portion of license fees related to one license contract and one customer exceeding contractually specified billing revenue levels resulting in additional license fees. License fees constituted 13.8% of total revenue in the three months ended March 31, 2004, compared to 6.0% in the same period in 2003. The increase in the percentage of revenue is due to the increase in license fee revenue in the three months ended March 31, 2004.

     Cost of Revenue. Total cost of revenue increased $214,000, or 15.6%, to $1.6 million in the three months ended March 31, 2004 from $1.4 million in the same period in 2003. The cost of revenue includes both cost of license fees and cost of professional services and other. These components include the cost of direct labor, benefits, third-party fees paid for referrals, overhead and materials associated with the fulfillment and delivery of license products and related corporate overhead costs to provide professional services to customers including the delivery of outsourcing services. The total costs increased due an increase in third party subcontracting costs for work performed under the ETB Contract and an increase in third party software costs related to the increase in third party software revenue. The total cost of revenue as a percentage of total revenue increased to 37.2% in the three months ended March 31, 2004 from 33.7% in the same period in 2003. The increase in the percentage of total revenue is due to an increase in the third party software costs associated with the ETB Contract in the three months ended March 31, 2004.

     Cost of Professional Services and Other. Cost of professional services and other includes direct cost of labor, benefits, third-party software maintenance and related costs to provide professional services, maintenance and training to our customers. Cost of professional services and other increased $214,000, or 15.6%, to $1.6 million, in the three months ended March 31, 2004 from $1.4 million in the same period in 2003 mainly due to the increase in third party subcontracting costs for work performed under the ETB Contract and an increase in third party software costs related to the increase in third party software revenue. Cost of professional services and other revenue increased to 43.2% of professional services and other revenue in the three months ended March 31, 2004, compared to 35.8% for the same period in 2003. The increase as a percentage of professional services and other revenue is due to the increase in costs related to the ETB Contract in the three months ended March 31, 2004.

     Cost of License Fees. Cost of license fees includes benefits, packaging material for fulfillment and shipment of our software products. Cost of license fees was $0 for the three months ending March 31, 2004 and 2003 due to all licenses being delivered on CD-Rom and having no fulfillment costs.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, benefits and commissions earned by sales, marketing and partner management personnel, travel and entertainment, trade show and marketing program costs, promotional and related corporate overhead costs. These expenses decreased $166,000, or 18.5%, to $734,000 in the three months ended March 31, 2004, compared to $900,000 in the same period in

2003. These costs decreased as a result of our decrease in our travel and entertainment and trade show costs. As a percentage of total revenue, these expenses decreased to 17.2% in the three months ended March 31, 2004 compared to the 22.1%, for same period in 2003.

     Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product testing and benchmarking, management and quality assurance personnel, subcontractor costs and related corporate overhead costs. Our research and development expenses decreased $29,000, or 1.7%, to $1.7 million for the three months ended March 31, 2004, from $1.7 million in the same period in 2003. As a percentage of revenue, these expenses decreased to 38.8% in the three months ended March 31, 2004 compared to 41.3% in the same period in 2003.

     General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance and accounting, administrative, facilities, human resources and information systems personnel. Our general and administrative costs increased $9,000, or 0.6%, to $1.6 million in the three months ended March 31, 2004, from $1.6 million in the same period in 2003. This increase was primarily due to the settlement of the Abiliti litigation for $250,000 offset by the ongoing effort of management to continue to reduce costs. As a percentage of total revenue, these expenses decreased to 38.2% in the three months ended March 31, 2004 as compared to 39.7% in the same period in 2003.

     Other Income. Other income decreased $42,000, or 53.0%, to $36,000 in the three months ended March 31, 2004, from $78,000 for the same period in 2003. This was primarily attributable to a decrease in investment earnings in the three months ended March 31, 2004 due to the decrease in our cash balance and a decrease in interest rates in 2004.

Off – Balance Sheet Arrangements

     We had no off-balance sheet arrangements as of and for the three months ended March 31, 2004.

Liquidity And Capital Resources

     The following table provides information relating to our material contractual obligations at March 31, 2004.

		Payment Due By Period (in thousands)
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 years
Capital leases	$9	9	—	—	—
Operating leases	3,550	735	2,037	778	—
Purchase obligations	92	92	—	—	—

Total	$3,651	836	2,037	778	—

     Net cash used in operating activities was $2.2 million for the three months ended March 31, 2004, compared to $66,000 for the three months ended March 31, 2003. The principal use of cash for both periods was to fund our losses from operations.

     Net cash provided by financing activities was $2.0 million for the three months ended March 31, 2004, compared to $72,000 used in financing activities for the three months ended March 31, 2003. In 2003 the cash used was related to payments made under capital leases. In 2004, the cash provided was related to the borrowing against the Operating Loan established with Silicon Valley Bank.

     Net cash used in investing activities was $68,000 for the three months ended March 31, 2004 compared to $354,000 for the three months ended March 31, 2003. The cash used in investing activities in 2003 was mainly related to transaction costs related to the Abiliti Acquisition and capital expenditures. The cash used in 2004 was primarily related to capital expenditures.

     We incurred net losses of approximately $1.3 million for the three months ended March 31, 2004 and had an accumulated deficit of $215.8 million at March 31, 2004. Cash and cash equivalents and restricted cash at March 31, 2004 were $2.7 million. Cash used in operations for the three months ended March 31, 2004 was $2.2 million. We continued to provide outsourcing services to Allegiance pursuant to an agreement expiring on December 31, 2004. Allegiance accounted for 24.8% of total revenue for the three months ended March 31, 2004. There are no minimum revenues from Allegiance under this agreement. Allegiance has informed us that they are migrating data to another software system and intend to discontinue use of our services gradually so that all data will be migrated by June 2004.

     As a result of our business concentration risk, past recurring losses from operations and accumulated deficit, our accountants have raised substantial doubt about our ability to continue as a going concern.

     In February 2004, we closed a revolving loan facility (the “Operating Loan”) with Silicon Valley Bank (“SVB”) and guaranteed by EXIM Bank. (See Note 5 of the condensed unaudited consolidated financial statements in Item 1 for a description of terms). Total funding under the Operating Loan is $2,700,000. The Company can borrow against the Operating Loan based on estimated funding dates and may have outstanding borrowings at any given time of up to $2,000,000. The proceeds of the Operating Loan will be used for operating costs associated with the ETB Contract. The balance on the Operating Loan as of March 31, 2004 was $2,000,000. Approximately $1.3 million of the Operating Loan was repaid in May 2004.

     On May 7, 2004 we announced the Investment and Acquisition Transactions. As part of the Investment and Acquisition Transactions, we will become a private company. The Investment and Acquisition Transactions are subject to the satisfaction of customary closing conditions including the approval of our stockholders.

     In May 2004, we entered into bridge loan facility for a maximum principal amount of $5.1 million, bearing interest at the rate of 6% per annum (plus a penalty at and after an event of default) (the “Bridge Loan Facility”). We will draw up to $1.5 million of this amount to fund a $1.5 million working capital facility that it is providing to Protek in connection with the Investment and Acquisition Transactions, and $100,000 to fund a facility fee payable to Behrman. Subject to Behrman’s consent, additional amounts may be drawn under the Bridge Loan Facility to fund our working capital needs. It is expected that the full remaining permitted principal amount of the Bridge Loan Facility will be drawn immediately prior to the closing of the Investment and Acquisition Transactions. At closing, the Bridge Loan Facility note will be guaranteed by DHI by offset of the principal amount thereof against the $5 million commitment of Behrman, plus a cash payment in respect of accrued by unpaid interest. The Bridge Loan Facility is secured by a lien on all our assets of the Company, subordinated to the interests of SVB and EXIM Bank.

     We believe the cash and cash equivalents at March 31, 2004, together with the Operating Loan proceeds, Behrman Bridge Facility and the additional funding resulting from the Investment and Acquisition Transactions, may be sufficient to fund operations for the foreseeable future. The Investment and Acquisition Transactions are subject to a number of closing conditions, including the approval of our stockholders, and there can be no assurance that the transactions will be consummated. If Investment and Acquisition Transactions are not consummated we believe the cash and cash equivalents at March 31, 2004 may not be sufficient to fund the operations and we will be required to further reduce operations and/or seek additional financing. Although we are precluded from considering other strategic alternatives pending completion or termination of the Investment and Acquisition Transactions, if the transactions are not completed, we will consider other strategic alternatives.

     There can be no assurance that additional financing will be available, or that, if available the financing will be obtainable on terms acceptable to us or that additional financing would not be substantially dilutive to our existing stockholders. There can be no assurance that any other strategic alternatives will be available, or if available, will be on terms acceptable to us, or all of our stockholders. Failure to consummate the Investment and Acquisition Transactions will have a material adverse affect on our ability to operate as a going concern, which may result in filing for bankruptcy protection, winding down operations and/or liquidation of assets. The condensed unaudited financial statements have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty.

New Accounting Pronouncements

     See Note 14 to our condensed unaudited consolidated financial statements in Part I Item 1 to this Form 10-Q for certain new accounting pronouncements.

RISKS ASSOCIATED WITH DALEEN’S BUSINESS AND FUTURE OPERATING RESULTS

RISK FACTORS

     Our future operating results may vary substantially from period to period. The price of our common stock will fluctuate in the future, and an investment in our common stock is subject to a variety of risks, including but not limited to the specific risks identified below. In addition to risk factors associated with our business and operations, risk factors relating to our outstanding Series F preferred stock are set forth below under the caption “Risks Associated with our Series F Preferred Stock” and risk factors associated with the Investment and Acquisition Transactions are also set forth below. Inevitably, some investors in our securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report.

Risks Associated with the Investment and Acquisition Transactions

If the Investment and Acquisition Transactions do not close, our transaction expenses may exceed cash and cash equivalents on hand at the time of termination.

     If the Investment and Acquisition Transactions do not close, we are unlikely to have the resources needed to fund our transaction-related expenses, including without limitation the requirement that we pay Quadrangle’s expenses upon any termination. We may also owe more than $1.6 million to Behrman for advances on the Bridge Loan Facility with no guarantee of recovery of up to $1.5 million advanced to Protek. In addition, our own transaction expenses may exceed cash and cash equivalents on hand at the time of termination and we may not have sufficient working capital to repay the Bridge Loan Facility or to fund the ongoing operations of our business.

Risks Associated with our Business and Operations

Our business relies in part on a limited number of customers and unfavorable developments in relation to a major customer may adversely affect our revenues, operating results and cash flows.

     Three customers accounted for an aggregate of 65.4%of our total revenue for the three months ended March 31, 2004, with ETB accounting for 30.1%, Allegiance, accounting for 24.8%, and SBC accounting for 10.6% of our total revenue for the three months ended March 31, 2004. If an unfavorable development occurs with respect to any significant customer it would likely materially adversely impact our total revenues and financial results.

     We provide outsourcing services to our largest customer, Allegiance, pursuant to a contract expiring on December 31, 2004. There are no minimum revenues from Allegiance under this agreement. Allegiance has informed us that they are migrating data to another software system and intend to discontinue use of our services gradually so that all data will be migrated by June 2004.

     In addition, we entered into the ETB Contract in May 2003. ETB may terminate the ETB Contract at anytime for any reason. If ETB terminates the ETB Contract for any reason, other than our breach of the contract, ETB must pay the proportionate fees for services performed and licenses provided prior to the date of termination. The project is divided into phases and invoicing is tied to performance milestones. The first significant payments were made in the fourth quarter of 2003 and May 2004. Payments will continue periodically throughout 2004 and 2005. There can be no assurance that we will achieve anticipated revenues or receive prompt payments from ETB throughout the contract period.

Additional capital and/or strategic alternatives may be required for us to continue our operations and as a result, our independent public accountants have expressed doubts over our ability to continue as a going concern.

     We incurred net losses of approximately $1.3 million for the three months ended March 31, 2004, and we had an accumulated deficit of approximately $215.8 million as of March 31, 2004. Our cash and cash equivalents and restricted cash at March 31, 2004 were $2.7 million. Cash used in operations for the three months ended March 31, 2004 was $2.2 million. As a result of our business concentration risk, our past recurring losses from operations and our accumulated deficit, the independent auditors’ report included in our December 31, 2003 consolidated financial statements contains an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raised substantial doubt about our ability to continue as a going concern.

     Net cash used in operating activities was $2.2 million for the three months ended March 31, 2004, compared to $66,000 for the three months ended March 31, 2003. The principal use of cash for both periods was to fund our losses from operations.

     Net cash provided by financing activities was $2.0 million for the three months ended March 31, 2004, compared to $72,000 used in financing activities for the three months ended March 31, 2003. In 2003 the cash used was related to payments made under capital leases. In 2004, the cash provided was related to the borrowing against a line of credit established with SVB.

     Net cash used in investing activities was $68,000 for the three months ended March 31, 2004 compared to $354,000 for the three months ended March 31, 2003. The cash used in investing activities in 2003 consisted mainly of transaction costs related to the Abiliti Acquisition and capital expenditures. The cash used in 2004 was primarily related to capital expenditures.

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

     We incurred net losses of approximately $1.3 million for the year ended March 31, 2004. As of March 31, 2004, we had an accumulated deficit of approximately $215.8 million. We have not achieved profitability to date and may not do so in the foreseeable future.

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

     We recently closed the Operating Loan with SVB that permits us to have outstanding borrowings at any given time up to $2,000,000. The Operating Loan is subject to representations and warranties and covenants and includes numerous events of default including maintaining a tangible net worth requirement of $3,000,000. As of March 31, 2004 we are in compliance with the representations and warranties and covenants under the Operating Loan. If we were to breach any of the representations and warranties or covenants or in the event we trigger an event of default, SVB may institute a hold on our operating account and may seek to take possession of the collateral, including without limitation our intellectual property.

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

     We believe that our future success will depend to a significant extent upon our ability to enhance our product and service offerings to meet the requirements of our customers in a rapidly developing and evolving market. Since 2001, we have significantly reduced the amount of cash we expend for research and development. This reduction may make it more difficult to enhance future product and service offerings. If we are unable to anticipate or respond adequately to customer needs, our business and financial performance will be adversely affected.

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

Claims related to the liabilities retained by Abiliti in the Abiliti Acquisition remain unresolved and because Abiliti has exhausted its remaining assets, we will be forced to pay the costs of defending such claims, and settlement or judgment amounts, if any.

     Certain claims related to the liabilities retained by Abiliti in the Abiliti Acquisition remain unresolved. Abiliti is obligated to indemnify us for all such claims and is currently defending us in the action entitled James E. Kientzy and David K. Wilson vs. Abiliti Solutions, Inc., a corporation, and Daleen Technologies, Inc., a corporation, and Daleen Solutions, Inc., a corporation and wholly-owned subsidiary of Daleen. It appears probable that a settlement in the amount of $250,000 has been reached in this matter. There is an additional action entitled Tamara Cooper v. Albacore Holdings, Inc. b/d/a Abiliti Solutions, Inc., Daleen Solutions, Inc. and Gordon Quick. Albacore has notified its insurance carrier and made demand for defense of this matter, but no response to such demand has been received. Albacore has notified us that it does not have the financial resources to defend and/or settle the claims, pay any judgment ultimately obtained by plaintiffs, or continue to provide indemnification in connection with these matters and we will be forced to pay the costs of defense and the settlement related to the James E. Kientzy and David K. Wilson v. Abiliti Solutions, et al litigation or any judgment amounts in the Tamara Cooper v. Albacore Holdings et al litigation if one is forth coming judgment amounts, if any.

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

     The holders of the Series F preferred stock will have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding up. The aggregate amount of that senior claim will be at least $110.94 per share of Series F preferred stock (the “Preferential Amount”), or approximately $49.8 million based on the number of shares of Series F preferred stock outstanding at May 1, 2004.

     Additionally, unless otherwise agreed by the holders of at least a majority of the outstanding shares of Series F preferred stock, in the event of a “Sale of the Company,” we are required to redeem all of the issued and outstanding shares of Series F preferred stock for the Preferential Amount per share. A “Sale of the Company” means, with certain limited exceptions: (i) the acquisition by another entity by means of merger or consolidation resulting in the exchange of at least 50% of the outstanding shares of our capital stock for securities issued or other consideration paid by the acquiring entity or any parent subsidiary thereof; or (ii) the sale or other disposition by us of substantially all of our assets. As a result, in the event of a Sale of the Company, the holders of the Series F preferred stock will be entitled to the first $49.8 million of the transaction value based on the Series F preferred stock outstanding at May 1, 2004.

The holders of our Series F preferred stock have significant voting rights that are senior to those of the holders of our common stock.

     The holders of the Series F preferred stock have voting rights entitling them to vote together with the holders of our common stock as a single class and on the basis of 100 votes per share of Series F preferred stock held by such holder, subject to certain anti-dilution adjustments. As of May 1, 2004, the voting power of the holders of the currently outstanding shares of Series F preferred stock constitutes approximately 49.0% of the entire voting class of common stock, without giving effect to the shares of our common stock currently owned by the holders of the Series F preferred stock, or the exercise of warrants to acquire our common stock and warrants to acquire our Series F preferred stock (“Series F Warrants”) held by such holders, or 55.39% if the warrant holders exercise their Series F Warrants.

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

     In the event of conversion of the Series F preferred stock, the holders are entitled to vote the number of shares of common stock issued upon conversion. Each share of outstanding Series F preferred stock is currently convertible into 122.4503 shares of common stock, or an aggregate of approximately 55 million shares of common stock assuming the conversion of all of the shares of Series F preferred stock outstanding as of May 1, 2004.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Stockholder Litigation

     Fazari vs. Daleen Technologies, Inc., et al.: On December 5, 2001, a class action complaint was filed in the United States District Court for the Southern District of New York. On April 22, 2002 an amended complaint was filed by two plaintiffs purportedly on behalf of persons purchasing the Company’s common stock between September 20, 1999 and December 6, 2000. The complaint is styled as Angelo Fazari, on behalf of himself and all others similarly situated, vs. Daleen Technologies, Inc., BancBoston Robertson Stephens Inc., Hambrecht & Quist LLC, Salomon Smith Barney Inc., James Daleen, David B. Corey and Richard A. Schell. The individual defendants, Messrs. Corey, Schell and Daleen, have entered into tolling agreements with the plaintiffs resulting in their dismissal from the case without prejudice. The remaining defendants include us and certain of the underwriters from the Company’s initial public offering (“IPO”). More than 300 similar class action lawsuits filed in the Southern District of New York against numerous companies and their underwriters have been consolidated for pretrial purposes before one judge under the caption “In re Initial Public Offering Securities Litigation.”

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

     Kops Investment Advisors v. Daleen Technologies, Inc., et al. On or about April 7, 2004, a class action complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County. The complaint is styled Kops Investment Advisors LLC v. Daleen Technologies, Inc., James Daleen, Gordon Quick, Ofer Nemirovsky, Daniel J. Foreman, Dennis G. Sisco, Stephen J. Getsy, and John S. McCarthy. The plaintiff is seeking a temporary and permanent injunction enjoining defendants from proceeding with the reverse stock split contemplated by the preliminary proxy filed in January, 2004, as well as costs and unspecified damages related to the reverse split. On May 7, 2004, we announced that we will not pursue a stockholder vote on or the completion of the reverse stock split proposed by the preliminary proxy statement and the transaction which is the subject of this litigation has been abandoned. Due to the early stage of the proceeding, a loss and its effect on us, if any, cannot be determined with respect to this litigation.

     Abiliti-Related Litigation

     On August 1, 2003, a First Amended Petition, styled as James E. Kientzy and David K. Wilson vs. Abiliti Solutions, Inc., a corporation, and Daleen Technologies, Inc., a corporation, and Daleen Solutions, Inc., a corporation and wholly-owned subsidiary of Daleen, was filed in the Circuit Court of the County of St. Louis, State of Missouri. The First Amended Petition added Daleen Technologies and Daleen Solutions as defendants in the named action. The First Amended Petition contains certain allegations against Abiliti related to the non-payment of certain promissory notes in the aggregate principal amount of $1.2 million. The promissory notes that are the subject of the First Amended Petition are liabilities that were retained by Abiliti pursuant to the terms of the Abiliti Acquisition. The plaintiffs allege that the purchase of substantially all of the assets and certain liabilities of Abiliti constituted a de facto merger and, as a result, Daleen Technologies and its indirect wholly owned subsidiary, Daleen Solutions, are responsible for payment of the promissory notes and indemnification of the plaintiffs in connection with Abiliti’s counterclaim against the plaintiffs. The First Amended Petition also seeks to set aside the transfer of Abiliti assets as a fraudulent transfer. In December 2003, the court granted summary judgment to the plaintiffs against Abiliti n/k/a Albacore Holdings, Inc. (“Albacore”) on the promissory notes awarding a judgment in the amount of $1,796,938.14. However, the judgment provides that it is not subject to execution until such time as the senior debt (certain promissory notes and series B preferred stock) is paid in full. Albacore currently has insufficient assets and no operating income with which to pay the senior debt. Daleen Solutions and Daleen Technologies believe that they are entitled to indemnification by Albacore pursuant to the terms of the purchase agreement relating to the Abiliti Acquisition. Albacore has notified us that it does not have the financial resources to defend and/or settle the claim, pay any judgment ultimately obtained by plaintiffs, or continue to provide indemnification in connection with this matter and we will be forced to pay the costs of defense and settlement or judgment amounts. It appears probable that a settlement has been reached for $250,000 in this matter. An accrual has been recorded in the condensed unaudited consolidated financial statements as of March 31, 2004.

     On October 14, 2003, Daleen, Daleen Solutions and Albacore filed a declaratory judgment action against Houlihan Lokey Howard & Zukin Capital, Inc. and Houlihan Lokey Howard & Zukin Financial Advisors, Inc. (“Houlihan”) seeking a declaration that they are not liable to Houlihan for fees under an engagement letter between Abiliti Solutions, Inc. and Houlihan (a liability Daleen assumed in the acquisition of Abiliti). Houlihan filed a counterclaim for fees in excess of $800,000. The parties have settled and we paid $55,000 to Houilhan on April 1, 2004.

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

     General litigation

     On August 5, 2003, we reached a settlement in satisfaction of an outstanding obligation with a customer under a software license agreement. Under the terms of the settlement, this customer satisfied their obligations by agreeing to make payments in cash of $365,000 plus interest. We received $250,000 on August 20, 2003, and $57,500 plus interest on November 5, 2003 and received $57,500 plus interest on February 6, 2004. In accordance with SOP 97-2, the revenue related to the contractual agreement with this customer is recognized on a cash basis. Therefore, we recorded $57,500 as license revenue in the three months ended March 31, 2004.

     We are involved in other lawsuits and claims incidental to the ordinary course of our business. Management does not believe the outcome of any of these other activities would have a material adverse effect on our financial position or results of operations.

Item 5. Other Information.

     Investment and Acquisition Transactions

     On May 7, 2004 Quadrangle and Behrman signed definitive agreements to invest $25 million and $5 million, respectively, in cash into DHI, a newly formed holding company, that will simultaneously acquire us and Protek.

     Quadrangle and Behrman will receive senior convertible redeemable preferred stock in DHI Preferred in consideration for their cash investment. The DHI Preferred will have a dividend of 6% per annum, payable in kind or in cash at DHI’s election. The DHI Preferred will also carry the right to the issuance of additional shares of preferred equity should DHI not attain certain specified financial targets.

     DHI will acquire Protek by purchase of stock from its shareholder and conversion of outstanding options, for aggregate consideration of up to $20 million, consisting of up to $13 million in cash, $5 million in common stock of DHI Common, and contingent earn-out consisting of $1 million in cash and $1 million of DHI Common. The purchase price will be subject to reduction in respect of closing date debt and working capital shortfalls.

     In connection with the Investment and Acquisition Transactions, we will become a private company. All outstanding shares of our common stock will be purchased for $0.0387 per share in cash. The per share purchase price is based on an aggregate amount equal to approximately ten percent of the total value received by our stockholders. In addition, as a condition of closing the Investment and Acquisition Transactions, holders of our Series F preferred stock will be required to waive the $49.8 million redemption value of the Series F preferred stock. These stockholders will receive an aggregate of $15.4 million in cash and securities, with the cash component limited to a maximum of $2.8 million. Immediately prior to the consummation of the Investment and Acquisition Transactions, Behrman will be contractually obligated to exchange its shares of Series F preferred stock for $5 million in DHI Preferred plus the remaining value of its shares of Series F preferred stock in DHI Common. Other holders of Series F preferred stock will receive a combination of (a) an aggregate of $2.8 million in value of DHI Common and (b) the remaining value of their Series F preferred stock in DHI Common; however, holders of Series F preferred stock will be permitted to convert all of their Series F preferred stock into DHI Common.

     Behrman extended to Daleen a $5.1 million Bridge Loan Facility. The Bridge Loan Facility will bear interest at a rate of 8% per annum. The aggregate amount of this Bridge Loan Facility will be credited against Behrman’s commitment under the Investment and Acquisition Transactions pursuant to a note purchase agreement with DHI.

     In order to assist Protek with ordinary course working capital needs during the period between the signing and closing of the transactions, we will provide Protek with a bridge facility of not more than $1.5 million (“Protek Bridge Facility”). We will fund the Protek Bridge Facility with proceeds of the Bridge Loan Facility. $500,000 of this amount will be treated as a deposit and creditable to the purchase price for Protek, as described above. The Protek Bridge Facility will be secured by liens on all of Protek’s assets, subject solely to any first liens already existing in favor of Protek’s creditors.

     Earnings Release

     The results of operations and financial condition as of and for the three months ended March 31, 2004 reported in this Form 10-Q differ from the results reported in the earnings release filed on April 23, 2004 due to the settlement discussions that have occurred since that date related to the litigation described in Part II Item 1 Legal Proceedings. It has become probable since the filing of the earnings release that a settlement will be reached and therefore an accrual has been recorded on the unaudited condensed financial statements as of March 31, 2004 for $250,000.

     Resignation of Chief Financial Officer

     Jeanne T. Prayther, Daleen’s chief financial officer, has announced her intent to resign as an officer of Daleen effective on May 28, 2004. Ms. Prayther’s resignation is for personal reasons.

Item 6. Exhibits And Reports On Form 8-K.

     (a) Exhibit List

Exhibit
Number	Description
10.1	First Amendment to Lease, dated March 25, 2004, between Olympia Properties, L.L.C. and Daleen Solutions, Inc. filed herewith.

10.2	Agreement and Plan of Merger and Share Exchange, dated as of May 7, among the Company, Daleen Holdings, Inc., Parallel Acquisition, Inc., Behrman Capital II, L.P., and Strategic Entrepreneur Fund II, L.P. filed herewith.

10.3	Form of Indemnity Escrow Agreement among Daleen Holdings, Inc., Behrman Capital II, L.P., Strategic Entrepreneur Fund II, L.P., SunTrust Bank, as escrow agent, and certain other parties thereto filed herewith.

10.4	Stock Purchase Agreement, dated as of May 7, 2004, among Daleen Holdings, Inc, Protek Telecommunications Solutions Limited, and certain other parties thereto filed herewith.

10.5	Form of Indemnity Promissory Note by Daleen Holdings, Inc. in favor of the Holder thereto filed herewith.

10.6	Series A Convertible Redeemable PIK Preferred Stock Investment Agreement, dated as of May 7, 2004, among Daleen Holdings, Inc., Quadrangle Capital Partners LP, Quadrangle Select Partners LP, Quadrangle Capital Partners-A LP, Behrman Capital II, L.P., Strategic Entrepreneur Fund II, L.P., and any person who become party thereto filed herewith.

10.7	Form of Certificate of Incorporation of Daleen Holdings, Inc. filed herewith.

10.8	Form of Certificate of Designations of Daleen Holdings, Inc. in respect the Series A Convertible Redeemable PIK Preferred Stock and the Series A-1 Convertible Redeemable PIK Preferred Stock filed herewith.

10.9	Form of Stockholders’ Agreement among Daleen Holdings, Inc., Quadrangle Capital Partners LP, Quadrangle Select Partners LP, Quadrangle Capital Partners-A LP, Behrman Capital II, L.P., Strategic Entrepreneur Fund II, L.P., and other persons party thereto filed herewith.

10.10	Form of Registration Rights Agreement between Daleen Holdings, Inc. and the other persons party thereto filed herewith.

10.11	Form of 2004 Stock Incentive Plan of Daleen Holdings, Inc. filed herewith.

10.12	Transaction Support Agreement, dated as of May 7, 2004, among the Company, Daleen Holdings, Inc., Quadrangle Capital Partners LP, Quadrangle Select Partners LP, Quadrangle Capital Partners-A LP, Behrman Capital II, L.P., Strategic Entrepreneur Fund II, Protek Telecommunications Solutions Ltd, Paul A. Beaumont, Geoff Butcher, and Ian Watterson filed herewith.

10.13	Employment Agreement, dated as of May 7, 2004, between Daleen Holdings, Inc. and Gordon D. Quick filed herewith.

10.14	Subordinated Bridge Loan Agreement, dated as of May 7, 2004, among the Company, Behrman Capital II, L.P., and Strategic Entrepreneur Fund II, L.P. filed herewith.

10.15	Form of Revolving Subordinated Promissory Note by the Company in favor of the Holder thereto filed herewith.

10.16	Subordination Agreement, dated as of May 7, 2004, among Behrman Capital II, L.P., Strategic Entrepreneur Fund II, L.P., and Silicon Valley Bank, and approved by the Company filed herewith.

10.17	Loan Modification Agreement, dated as of May 7, 2004, among the Company, Daleen IAC, LLP, DSI, Inc., Daleen Solutions, Inc. and Silicon Valley Bank filed herewith.

10.18	Working Capital Facility Agreement, dated as of May 7, 2004, between the Company and Protek Network Management (U.K.) Limited filed herewith.

10.19	Retention Bonus Agreement, dated May 6, 2004, between the Company and Gordon D. Quick filed herewith.

Exhibit
Number	Description
10.20	Retention Bonus Agreement, dated May 6, 2004, between the Company and David McTarnaghan filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

     (b) Reports on Form 8-K

     Report on Form 8-K, items 5 and 7, filed on January 28, 2004 with respect to the filing of a preliminary proxy statement on Schedule 14A and Schedule 13E-3 related to the reverse stock split.

     Report on Form 8-K item 12, furnished under item 9 on February 24, 2004 with respect to Daleen’s fourth quarter 2003 financial operating results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DALEEN TECHNOLOGIES, INC.

/s/ GORDON QUICK
Date: May 17, 2004	GORDON QUICK
President and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2004	/s/ JEANNE PRAYTHER
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)