Form 10-Q
period 2004-06-30
DALEEN TECHNOLOGIES INC
filed 2004-08-16
CIK 1002658

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 31, 2004, the Registrant had outstanding 46,911,152 shares of common stock.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES
FORM 10-Q

QUARTER ENDED JUNE 30, 2004

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	June 30,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$2,497	$1,400
Restricted cash	561	347
Accounts receivable, less allowance for doubtful accounts of $887 at December 31, 2003 and $877 at June 30, 2004	610	996
Notes receivable	—	999
Costs in excess of billings	2,032	2,454
Unbilled revenue	392	844
Other current assets	487	376

Total current assets	6,579	7,416
Property and equipment, net	931	697
Goodwill	5,086	5,086
Other assets	430	310

Total assets	$13,026	$13,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$148	$400
Accrued payroll and other accrued expenses	2,267	4,175
Operating loan	—	657
Related party bridge loan	—	2,210
Billings in excess of costs	97	150
Deferred revenue	372	528
Other current liabilities	42	64

Total current liabilities	2,926	8,184
Other long term liabilities	5	—

Total liabilities	2,931	8,184

Stockholders’ equity:
Series F convertible Preferred Stock $.01 par value; 588,312 shares authorized ; 453,322 and 449,237 issued and outstanding at December 31, 2003 and June 30, 2004, respectively ($110.94 per share liquidation value equal to $50,291,543 and $49,838,353 at December 31, 2003 and June 30, 2004, respectively)	27,112	26,659
Common stock-$.01 par value; 200,000,000 shares authorized; 47,449,127 shares issued and 46,429,163 outstanding at December 31, 2003 and 47,949,336 shares issued and 46,911,152 outstanding at June 30, 2004	475	480
Additional paid-in capital	197,187	197,636
Accumulated deficit	(214,528)	(219,298)
Treasury stock at cost; 1,019,964 shares at December 31, 2003 and 1,038,184 at June 30, 2004	(151)	(152)

Total stockholders’ equity	10,095	5,325

Total liabilities and stockholders’ equity	$13,026	$13,509

See accompanying notes to condensed unaudited consolidated financial statements.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2004	2003	2004
Revenue:
Professional services and other	$3,982	$3,150	$7,809	$6,816
License fees	231	670	475	1,257

Total revenue	4,213	3,820	8,284	8,073

Cost of revenue:
Professional services and other	1,109	1,344	2,165	2,928
License fees	165	—	468	—

Total cost of revenue	1,274	1,344	2,633	2,928

Gross margin	2,939	2,476	5,651	5,145

Operating expenses:
Sales and marketing	831	825	1,732	1,559
Research and development	1,602	1,455	3,284	3,107
General and administrative	1,517	1,630	3,129	3,069
Proposed transaction costs	—	2,005	—	2,189
Impairment of long lived assets	500	—	500	—

Total operating expenses	4,450	5,915	8,645	9,924

Operating loss	(1,511)	(3,439)	(2,994)	(4,779)

Other Income (expense):
Interest income and interest expense, net	99	(28)	163	9

Total other income (expense), net	99	(28)	163	9

Net loss applicable to common stockholders	$(1,412)	$(3,467)	$(2,831)	$(4,770)

Net loss applicable to common stockholders per share -basic and diluted	$(0.03)	$(0.07)	$(0.06)	$(0.10)

Weighted average shares outstanding- basic and diluted	45,829	46,923	45,829	46,891

See accompanying notes to condensed unaudited consolidated financial statements.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,	June 30,
	2003	2004
Cash flows from operating activities:
Net loss	$(2,831)	$(4,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,311	1,307
Loss on disposal of property and equipment	14	21
Bad debt expense	96	27
Impairment of long lived assets	500	—
Interest income on stockholders’ notes receivable	(2)	—
Changes in assets and liabilities
Restricted cash	—	214
Accounts receivable	589	(380)
Costs in excess of billings	(380)	(422)
Unbilled revenue	(126)	(452)
Other current assets	(583)	(799)
Other assets	(4)	47
Accounts payable	60	253
Accrued payroll and other accrued expenses	(387)	1,911
Billings in excess of costs	(142)	53
Deferred revenue	(407)	160
Other current liabilities	(44)	(10)
Other liabilities	—	54

Net cash used in operating activities	(1,336)	(2,786)

Cash flows (used in) provided by financing activities:
Payment of capital lease	(110)	(26)
Proceeds from operating loan	—	657
Proceeds from bridge loan	—	2,210

Net cash (used in) provided by financing activities	(110)	2,841

Cash flows used in investing activities:
Issuance of notes receivable	—	(999)
Repayment of stockholder’s notes receivable	30	8
Payments related to the Abiliti acquisition	(262)	—
Capital expenditures	(205)	(154)

Net cash used in investing activities	(437)	(1,145)

Effect of exchange rates on cash and cash equivalents	(24)	(7)
Net decrease in cash and cash equivalents	(1,907)	(1,097)
Cash and cash equivalents-beginning of period	6,589	2,497

Cash and cash equivalents-end of period	$4,682	$1,400

See accompanying notes to condensed unaudited consolidated financial statements.

     Daleen Technologies, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements
June 30, 2004

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

     The results of operations for the three or six months ended June 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

(2) Principles of Consolidation and Reclassifications

     The accompanying financial statements include the accounts and operations of Daleen Technologies, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(3) Basic and Diluted Net Loss Per Share

     Basic and diluted net loss per share was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for each period presented. Common stock equivalents were not considered since their effect would be antidilutive. Common stock equivalents amounted to 55,931,354 and 56,171,248 shares for the three and six months ended June 30, 2004, respectively. Common stock equivalents were 56,262,532 shares and 56,179,467 shares for the three and six months ended June 30, 2003, respectively.

(4) Liquidity

     The Company incurred a net loss of approximately $4.8 million for the six months ended June 30, 2004 and had an accumulated deficit of $219.3 million at June 30, 2004. Cash and cash equivalents and restricted cash at June 30, 2004 were $1.7 million. Cash used in operations for the six months ended June 30, 2004 was $2.8 million. The Company continued to provide outsourcing services to Allegiance Telecom Company Worldwide (“Allegiance”) pursuant to an agreement expiring on December 31, 2004. Allegiance assigned the agreement to XO Communications, Inc. (“XO”) on July 23, 2004. Allegiance accounted for 17.1% and 21.2% of total revenue for the three and six months ended June 30, 2004, respectively. There are no minimum revenues under this agreement. Allegiance’s use of the Company’s services declined significantly this year as it migrated data to another software system. We expect that XO will continue the migration of data and will ultimately discontinue use of the Company’s services.

     As a result of the Company’s business concentration risk, past recurring losses from operations and accumulated deficit, it raises substantial doubt about the Company’s ability to continue as a going concern.

     In February 2004, the Company closed a revolving loan facility (the “Operating Loan”) with Silicon Valley Bank (“SVB”) and guaranteed by EXIM Bank. (See Note 5 for a description of terms and financial covenant requirements). Total funding under the Operating Loan is $2,700,000. The Company can borrow up to an additional $143,000 in the third and fourth quarters of the year against the Operating Loan based on estimated funding dates and may have outstanding borrowings at any given time of up to $2,000,000. The balance on the Operating Loan as of June 30, 2004 was $657,000. At June 30, 2004, $209,000 was available for additional borrowing as needed.

     On May 7, 2004 definitive agreements were signed by affiliates of Quadrangle Capital Partners L.P. (“Quadrangle”) and Behrman Capital (“Behrman”) for investments of $25 million and $5 million, respectively, into Daleen Holdings, Inc. (“DHI”) a newly formed holding company that will simultaneously acquire Daleen and Protek Telecommunications Solutions Limited (“Protek”), (the “Investment and Acquisition Transactions”). As part of the Investment and Acquisition Transactions, Daleen will become a private company subject to the approval of the company‘s stockholders. The Investment and Acquisition Transactions are subject to the satisfaction of customary closing conditions including the approval of Daleen stockholders. Upon signing the definitive agreements, Behrman entered into a $5.1 million bridge loan facility (the “Bridge Loan Facility”). The aggregate principal amount outstanding under the Bridge Loan Facility will be credited against Behrman’s commitment under the Investment and Acquisition Transactions. The balance on the Bridge Loan Facility as of June 30, 2004 was $2.2 million (See notes 5 and 6 for a description of the terms of the Investment and Acquisition Transactions and Bridge Loan Facility). In August 2004, the Company made an additional draw of $400,000, so the maximum remaining balance that may be available is $2.5 million.

     The Company believes the cash and cash equivalents at June 30, 2004, together with the Operating Loan proceeds, Bridge Loan Facility proceeds, provided that Behrman continues to make additional draws available, and the additional funding resulting from the closing of the Investment and Acquisition Transactions, may be sufficient to fund operations for the foreseeable future. The Company does not believe that its cash and cash equivalents at June 30, 2004 will be sufficient to fund operations and that it will be required to further reduce operations and/or seek additional financing if the Investment and Acquisition Transactions are not completed. The Investment and Acquisition Transactions are subject to a number of closing conditions, including the approval of the Company’s stockholders, and there can be no assurance that the transactions will be consummated. If the investment by Quadrangle and Behrman does not close by September 30, 2004, the Investment Agreement will automatically terminate unless extended by agreement of Quadrangle, Behrman and the Company. If the transactions are not consummated, it is highly unlikely that the Company would continue to operate its business substantially as presently operated. The remainder of the Bridge Loan Facility may be made available to the Company by Behrman, at its discretion, to fund the Company’s ordinary course working capital needs prior to the closing of the Investment and Acquisition Transactions and to pay costs incurred in connection with the Bridge Loan Facility and Investment and Acquisition Transactions. There can be no assurance that Behrman will continue to make additional draws available or that other financing will be available, or that, if available, the financing will be obtainable on terms acceptable to the Company or that additional financing would not be substantially dilutive to the Company’s existing stockholders. Although the Company is precluded from considering other strategic alternatives pending completion or termination of the Investment and Acquisition Transactions, if the transactions are not completed, the Company will consider other strategic alternatives. There can be no assurance that any other strategic alternatives will be available, or if available, will be on terms acceptable to the Company, or all of its stockholders. Failure of Behrman to make additional draws available or failure to consummate the Investment and Acquisition Transactions will have a material adverse affect on the Company’s ability to operate as a going concern, which may result in filing for bankruptcy protection, winding down operations and/or liquidation of assets. The condensed unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty.

(5) Operating Loan

     In February 2004, the Company closed the Operating Loan with SVB and guaranteed by EXIM Bank. The term of the Operating Loan is fifteen months. Total funding under the Operating Loan is $2.7 million. The Company can borrow up to an additional $143,000 in the third and fourth quarters of the year against the Operating Loan based on estimated funding dates and may have outstanding borrowings at any given time of up to $2,000,000. The proceeds of the Operating Loan will be used for operating costs associated with its contract with Empresa de Telecomunicaciones de Bogotá (“ETB”), (the “ETB Contract”). The Company intends to repay the Operating Loan solely from revenues received from the ETB Contract. Interest accrues at the rate of prime plus 2% (minimum 4%) per annum. SVB has a first priority security interest and EXIM Bank has a second priority security interest in substantially all of the Company’s assets until the Operating Loan is paid in full. The Operating Loan contains customary representations and warranties and covenants including maintaining a tangible net worth requirement of $4.0 million. In May 2004, the Operating Loan was amended to change the tangible net worth requirement to $3.0 million and to waive any default existing prior to the amendment. On June 30, 2004 the Loan was further amended to waive the tangible net worth covenant violations, and SVB agreed to forbear any exercise of its rights under the agreement through July 31, 2004. The balance on the Operating Loan as of June 30, 2004 was $657,000. Approximately $1.3 million of the then outstanding amount was repaid in the second quarter of 2004. In July 2004, an additional $209,000 was borrowed and approximately $653,000 was repaid in August, 2004.

(6) Investment and Acquisition Transactions

     On May 7, 2004 affiliates of Quadrangle and Behrman signed definitive agreements to invest $25 million and $5 million, respectively, into DHI, a newly formed subsidiary of the Company, that, subject to shareholder approval, will simultaneously acquire the Company and Protek.

     Quadrangle and Behrman will receive senior convertible redeemable preferred stock in DHI (“DHI Preferred”) in consideration for their investment. The DHI Preferred will have a dividend of 8% per annum, payable in kind or in cash at DHI’s election. The DHI Preferred will also carry the right to the issuance of additional shares of preferred equity should DHI not attain certain specified financial targets.

     DHI will acquire Protek by purchase of stock from its shareholders and conversion of outstanding options, for aggregate consideration of up to $20 million, consisting of up to $13 million in cash, $5 million in common stock of DHI (the “DHI Common”), and contingent earn-outs consisting of $1 million in cash and $1 million of DHI Common. The purchase price will be subject to reduction in respect of closing date debt and working capital shortfalls.

     In connection with the Investment and Acquisition Transactions, Daleen will become a private company. All outstanding shares of Daleen common stock will be purchased for $0.0384 per share in cash. The per share purchase price is based on an aggregate amount equal to approximately ten percent of the total value received by Daleen stockholders. In addition, as a condition of closing the Investment and Acquisition Transactions, holders of Daleen Series F convertible preferred stock (“Series F preferred stock”) will be required to waive the $49.8 million redemption value of the Series F preferred stock. These stockholders will receive an aggregate of $15.4 million in cash and securities, with the cash component limited to a maximum of $2.8 million. Immediately prior to the consummation of the Investment and Acquisition Transactions, Behrman will be contractually obligated to exchange its shares of Series F preferred stock for $5 million in DHI Preferred plus the remaining value of its shares of Series F preferred stock in DHI Common. Other holders of Series F preferred stock will receive a combination of (a) an aggregate of $2.8 million in value of DHI Common and (b) the remaining value of their Series F preferred stock in DHI Common; however, holders of Series F preferred stock will be permitted to convert all of their Series F preferred stock into DHI Common.

(7) Notes Receivable Loan

     On May 7, 2004 the Company entered into a working capital facility agreement with Protek Network Management (U.K.) Limited (“PNML”). Under the terms of the agreement, the Company agreed to make available to PNML up to $1.5 million to be used for PNML’s working capital needs (“PNML Loan”). The PNML Loan carries interest of 6% per year payable monthly in arrears on the last Business Day of each month. Loan repayment is the earlier of the closing of the proposed Investment and Acquisition Transactions, the 30th day after termination of the stock purchase agreement (where no act of default has occurred) or March 31, 2005. When the PNML Loan is due to be repaid, if there is no material breach of the stock purchase agreement by Protek or any of its shareholders, the Company will release and discharge the obligation to repay $500,000. The PNML Loan is secured by liens on all of PNML’s and Protek’s assets, subject solely to any first liens already existing in favor of PNML’s creditors. The Company was also granted certain warrants for the stock of Protek exercisable in the event of certain defaults. At June 30, 2004 the outstanding balance of the PNML Loan was $1.0 million.

(8) Revenue Recognition

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

     The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company continuously monitors collections and payments from customers and the allowance for doubtful accounts is based on historical experience and any specific customer collection issues that have been identified. If the financial condition of customers were to continue to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required. Where an allowance for doubtful accounts has been established with respect to customer receivables, as payments are made on such receivables or if the customer goes out of business with no chance of collection, the allowances will decrease with a corresponding adjustment to accounts receivable as deemed appropriate.

     In October 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition,” (“SAB No. 104”) which was effective as of December 31, 2003. The Company’s revenue recognition policies described above are in compliance with SAB No. 104.

     In the second quarter of 2003 Daleen signed the ETB Contract. The total contract price is $10,515,526, but the amount the Company will receive and recognize as revenue is a net amount of $7,636,863, after Colombian withholding taxes. Revenue is recognized on a percentage of completion basis under SOP 81-1 for licenses, third party software and professional services because the services are significant to the functionality of the software and there is significant modification of the software. Training revenue is recognized as services are rendered. ETB is invoiced for licenses, professional services and third party software as milestones of the project are completed. These milestones are defined by the contract as three main phases and three sub-phases within each phase. The phase 1 milestone required a replacement of the customer’s legacy system with RevChain including a conversion and debugging plan; phase 2 requires implementation of RevChain in all functionality to replace the legacy billing system for all call detail record based services; and phase 3 requires the implementation of RevChain to replace the legacy billing system of all ETB services.

(9) Stock-Based Compensation

     The Company applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25,” issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of the grant only if the current price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The fair value of each option granted to employees is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Expected life	5 years	5 years	5 years	5 years
Risk-free interest rate	2.46%	3.81%	2.46%	3.81%

Volatility	141.14%	154.22%	141.14%	154.22%
Dividends	None	None	None	None

     Had compensation expense for the Company’s plans been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would have been increased to proforma amounts indicated below (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net loss, as reported	$(1412)	(3,467)	$(2,831)	(4770)

Deduct: Additional stock-based employee compensation expense determined under the fair value based method for all awards	(822)	(56)	(1,618)	(382)

Pro forma net loss	$(2,234)	(3,523)	$(4,449)	(5152)

Loss per share:

Basic and diluted — as reported	$(.03)	(.07)	$(.06)	(.10)

Basic and diluted — pro forma	$(.05)	(.08)	$(.10)	(.11)

(10) Goodwill

     At December 31, 2003 and June 30, 2004, goodwill represents the excess of costs over the fair value of assets related to the Abiliti Acquisition. The Company follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Goodwill and other intangible assets acquired in a purchase business combination and determined to have an infinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. There has been no impairment to date related to the goodwill recorded in connection with the Abiliti Acquisition.

(11) Business and Credit Concentrations

     During the three months ended June 30, 2004, 56.8 percent of the Company’s total revenue was attributed to three customers. Sales to these three customers accounted for 26.9 percent, 17.1 percent, and 12.8 percent of the total revenue for the three months ended June 30, 2004. During the three months ended June 30, 2003, 64.4 percent of the Company’s total revenue was attributable to three customers. Sales to these three customers accounted for 40.7 percent, 13.0 percent and 10.7 percent of the total revenue for the three months ended June 30, 2004.

     During the six months ended June 30, 2004, 61.3 percent of the Company’s total revenue was attributed to three customers. Sales to these customers accounted for 28.6 percent, 21.2 percent and 11.6 percent of the total revenue for the six months ended June 30, 2004. During the six months ended June 30, 2003, 69.7 percent of the Company’s total revenue was attributed to three customers. Sales to these customers accounted for 44.1 percent, 12.9 percent and 12.7 percent of the revenue for the six months ended June 30, 2003.

     Three customers accounted for 66.7 percent and 45.7 percent of total accounts receivable at June 30, 2004 and December 31, 2003, respectively.

(12) Related Party Transactions

     Science Applications International Corporation (“SAIC”) through its subsidiary SAIC Venture Capital Corporation is a significant stockholder of the Company. Revenue related to SAIC for the three and six months ended June 30, 2004 was $7,500 and $15,000, respectively. Revenues related to SAIC for the three and six months ended June 30, 2003 was $35,000 and $49,000 respectively. SAIC owns 49 percent of the voting stock of Danet, Inc.

(“Danet”), 100 percent of the voting stock of Telcordia Technologies, Inc. (“Telcordia”) and 60 percent of the voting stock of Intesacol. Danet is a customer and a subcontractor of the Company’s product. There was no revenue recognized related to Danet for the three months ended June 30, 2004 and 2003. In the three and six months ended June 30, 2004, we paid Danet $5,000 and $35,000, respectively, related to professional services. In the three and six months ended June 30, 2003, we paid Danet $75,000 and $178,000, respectively related to professional services. The Company has an OEM License Agreement with Telcordia. No revenue related to Telcordia was recognized for the three and six months ended June 30, 2004. Revenue related to Telcordia for the three and six months ended June 30, 2003 was $0 and $4,000, respectively.

     Intesacol became a subcontractor of the Company for services in Bogotá, Colombia in June 2003. In the three and six months ended June 30, 2004, we paid Intesacol $176,100, and $0, respectively.

     On May 7, 2004, the Company entered into the Bridge Loan Facility with Behrman. The Bridge Loan Facility is for a maximum principal amount of $5.1 million, bearing interest at the rate of 6% per annum (plus a penalty at and after an event of default). The Company has drawn $1 million of this amount to fund a working capital facility that it is providing to Protek in connection with the Investment and Acquisition Transactions, and $100,000 to fund a facility fee paid to Behrman. In addition, the Company has drawn $1.1 million to fund its working capital requirements. The total amount drawn as of August 12, 2004, is $2.6 million leaving an amount of $2.5 million available for future use if needed prior to the closing of the Investment and Acquisition Transactions, subject to Behrman’s discretion. It is expected that the full remaining permitted principal amount of the Bridge Loan Facility will be drawn immediately prior to the closing of the Investment and Acquisition Transactions. At closing, the Bridge Loan Facility note will be guaranteed by DHI by offset of the principal amount thereof against the $5 million commitment of Behrman, plus a cash payment in respect of accrued but unpaid interest. The Bridge Loan Facility is secured by a lien on all assets of the Company, subordinated to the interests of SVB and EXIM Bank.

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

     In June 2004, the Stipulation and Agreement of Settlement with Defendant Issuers and Individuals was signed on the Company’s behalf. Court approval of the settlement is required. Under the terms of the settlement, there would be no liability to be recorded by the Company. There is no assurance the settlement will be finalized. In the event that the settlement is not finalized and approved by the court, the Company intends to defend vigorously against the plaintiffs’ claims. The Company believes that it is entitled to indemnification by the underwriters under the terms of the underwriting agreements. The Company has notified the underwriters of the action, but the underwriters have not yet agreed to indemnify the Company. The lead underwriter, BancBoston Robertson Stephens Inc., has ceased doing business and there is no assurance it will have the financial resources to provide indemnification. Currently the amount of a loss, if any, cannot be determined and, accordingly no amounts have been recorded by the Company in the accompanying unaudited condensed consolidated financial statements with respect to this litigation.

Kops Investment Advisors LLC v. Daleen Technologies, Inc., et al.

     On or about April 7, 2004, a purported class action complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County by an individual holder of shares of Common Stock of the Company. The complaint is styled Kops Investment Advisors LLC v. Daleen Technologies, Inc., James Daleen, Gordon Quick, Ofer Nemirovsky, Daniel J. Foreman, Dennis G. Sisco, Stephen J. Getsy, and John S. McCarthy, Behrman Brothers, L.L.C., Behrman Capital II, L.P., Strategic Entrepreneur Fund II, L.P. On June 21, 2004, the plaintiff filed an amended complaint alleging that the merger transaction contemplated as part of the Investment and Acquisition Transactions (“Merger”) is a freeze-out of Common Stock by the Series F Preferred stockholders through unfair dealing by the defendants and that the defendants have breached and continue to breach their fiduciary duties of loyalty, care and good faith to the plaintiff and other members of the class. The amended complaint seeks for the Merger, if consummated, to be rescinded and rescissory damages to be awarded to the class; for the defendants to be directed to account to the class for all profit received by the defendants and all damages sustained by the class; and for costs of the action including attorney’s and experts fees to be awarded to the plaintiff. This case is in the initial stages and the amount of exposure, if any, is not determinable at this time.

Kurt Feierbend v. James Daleen, et al.

     On May 12, 2004 a purported class action complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County by an individual holder of the Common Stock of the Company. The complaint is styled Kurt Feierbend v. James Daleen, Gordon Quick, Daniel J. Foreman, Stephen J. Getsy, John S. McCarthy, Dennis G. Sisco, Ofer Nemirovsky, Daleen Technologies, Inc., Quadrangle Group LLC, Quadrangle Capital Partners LP, Behrman Capital and Behrman Brothers, L.L.C. The complaint, which is purported to be brought on behalf of the public holders of the Common Stock with respect to the Merger, generally alleges that the Company and our directors breached their fiduciary duties; that the consideration offered by Quadrangle Capital Partners LP and Behrman Capital is inadequate and that the transaction was a result of unfair dealing; that Behrman Capital, as controlling stockholder, breached its fiduciary duty to our minority stockholders by acting to further its own interests at the expense of our minority stockholders; and that Behrman Brothers, Quadrangle Group and Quadrangle Capital Partners LP knowingly aided and abetted Behrman Capital’s violations of fiduciary duty. The complaint seeks to enjoin the Merger and related transactions, or if the Merger and related transactions are consummated, to rescind them; to recover damages in an unstated amount and to recover costs including attorney’s fees associated with the lawsuit. This case is in the initial stages and the amount of exposure, if any, is not determinable at this time.

Russell Winter v. James Daleen, et al.

     On June 24, 2004, a purported class action complaint virtually identical to the complaint filed by Feierbend was filed in the Court of Chancery of the State of Delaware in and for New Castle County by another individual holder of the Common Stock of the Company. The complaint is styled Russell Winter v. James Daleen, Gordon Quick, Daniel J. Foreman, Stephen J. Getsy, John S. McCarthy, Dennis G. Sisco, Ofer Nemirovsky, Daleen Technologies, Inc., Quadrangle Group LLC, Quadrangle Capital Partners LP, Behrman Capital and Behrman Brothers, L.L.C. The complaint, which is purported to be brought on behalf of the public holders of the Common Stock, generally alleges that the Company and our directors breached their fiduciary duties; that the consideration offered by Quadrangle Capital Partners LP and Behrman Capital is inadequate and that the transaction was a result of unfair dealing; that Behrman Capital, as controlling stockholder, breached its fiduciary duty to our minority stockholders by acting to further its own interests at the expense of our minority stockholders; and that Behrman Brothers, Quadrangle Group and Quadrangle Capital Partners LP knowingly aided and abetted Behrman Capital’s violations of fiduciary duty. The complaint seeks to enjoin the Merger and related transactions, or if the Merger and related transactions are consummated, to rescind them; to recover damages in an unstated amount and to recover costs including attorney’s fees associated with the lawsuit. This case is in the initial stages and the amount of exposure, if any, is not determinable at this time.

Abiliti-Related Litigation

     On August 1, 2003, a First Amended Petition, styled as James E. Kientzy and David K. Wilson vs. Abiliti Solutions, Inc., a corporation, and Daleen Technologies, Inc., a corporation, and Daleen Solutions, Inc., a corporation and wholly-owned subsidiary of Daleen, was filed in the Circuit Court of the County of St. Louis, State of Missouri. The First Amended Petition added Daleen Technologies and Daleen Solutions as defendants in the named action. The First Amended Petition contained certain allegations against Abiliti related to the non-payment of certain promissory notes in the aggregate principal amount of $1.2 million. In May, 2004, the Company reached a settlement with the plaintiffs and the Company made payments to the plaintiffs totaling $250,000. On June 28, 2004, the action was dismissed with prejudice.

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

     On December 24, 2003, Daleen Solutions filed a collection action against Data Integration Systems, Inc. (“DIS”) seeking payment of license fees, services fees and equipment in the amount of $694,600 (which includes DIS’ obligation to make future payments under the contract). On January 30, 2004, DIS filed a cross-complaint against Daleen Solutions alleging damages of $1,500,000. This case is in the discovery stage of the proceeding. A loss and its effect on the Company, if any, cannot be determined with respect to this litigation and, accordingly, no amounts have been recorded in the accompanying unaudited condensed financial statements with respect to this litigation.

General litigation

     On August 5, 2003, the Company reached a settlement in satisfaction of an outstanding obligation with a customer under a software license agreement. Under the terms of the settlement, this customer satisfied their obligations by agreeing to make payments in cash of $365,000 plus interest. The Company received $250,000 on August 20, 2003, and $57,500 plus interest on November 5, 2003 and received $57,500 plus interest in February 2004. In accordance with SOP 97-2, the revenue related to the contractual agreement with this customer is recognized on a cash basis. Therefore, the Company recorded $57,500 as license revenue in the six months ended June 30, 2004.

     The Company is involved in other lawsuits and claims incidental to its ordinary course of business. Management does not believe the outcome of any of these other activities would have a material adverse effect on the Company’s financial position or results of operations.

(14) Capital and Operating Leases

     The Company signed a lease agreement renewal in Boca Raton, Florida in January 2004, which was effective March 1, 2004. This operating lease expires on February 28, 2009. The Company also signed a lease agreement renewal in Chesterfield, Missouri on March 25, 2004. The operating lease becomes effective October 1, 2004 and expires October 31, 2009. In March 2004, the Company also entered into a lease agreement with a co-location facility in St. Louis, Missouri to house its data center. The operating lease is effective June 1, 2004 and expires June 30, 2007. The Company also has an agreement to lease office facilities in Atlanta, Georgia. This lease expires in August 2004.

     The Abiliti Acquisition included certain computer hardware and furniture and equipment that are under capital leases, the only remaining lease expires in August 2004. Future minimum lease payments under non cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of June 30, 2004 are as follows (in thousands):

Year Ending December 31:	Capital Leases		Operating Leases
2004		$2	$376
2005		—	697
2006		—	721
2007		—	644
2008 and thereafter		—	883

Total minimum lease payments		2	3,321

Less amount representing interest		—

Present value of minimum capital lease payments		2
Less current installment of obligations under capital lease payments		2

Obligation under capital leases, excluding current	$
installment		—

     The Company subleases office space in Atlanta and in St. Louis. The amounts of minimum operating lease payments reflected in the above table are offset by future minimum rental receipts from sublessees of $38,435 in 2004.

(15) New Accounting Pronouncements

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”). FIN 45 provides additional guidance on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. As an element of standard commercial terms in the Company’s standard sales contracts, the Company often includes an indemnification clause that indemnifies the customer against liability and damages arising from any claims of patent, copyright, or other proprietary rights of any third party. Due to the nature of the indemnification provided to its customers, the Company can not estimate the fair value, nor determine the total nominal amount of the indemnification. The Company evaluates estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies,” as interpreted by FIN 45, considering such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered any costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in its unaudited consolidated financial statements.

     In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (“FIN 46”), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (“VIE”). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 did not have an impact on the Company’s consolidated financial position and results of operations.

     In October 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on its tentative conclusions for EITF 03-05, “Applicability of SOP 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software” (“EITF 03-05”). EITF 03-05 discusses that software deliverables are within the scope of SOP 97-2 as are non-software deliverables. The Company is required to adopt this consensus for fiscal periods beginning after August 2003. The adoption of EITF 03-05 did not have an impact on the Company’s consolidated financial statements.

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

     In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have an impact on the Company’s consolidated financial position and results of operations.

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

Goodwill

     In 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” Goodwill is no longer amortized but tested for impairment at least annually. At December 31, 2003 and June 30, 2004 the goodwill balance was related to the Abiliti Acquisition.

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

     In 2003, we continued to be a competitor in the billing and OSS market while managing our costs and use of cash to the lowest levels in our history. We focused on achieving growth by selling additional services and upgrades to our installed base of customers and offering our total solutions portfolio to new and existing customers. In May 2003, we signed the largest customer contract in our history when we executed a three-year license and services agreement with a customer in Bogotá, Colombia (the “ETB Contract”). The ongoing project implementation in connection with the ETB Contract is close to anticipated schedule and work on Phase II has begun.

     Although revenues from new sales declined in the first half 2004, we expanded our relationship with several existing customers. One customer renewed its contract for outsourced billing services through BillingCentral through 2009. Another existing customer purchased our Asuriti event management and revenue assurance software. This was offset by a decline in revenue from Allegiance Telecom Company Worldwide (“Allegiance”). Allegiance assigned the agreement to XO Communications, Inc. (“XO”) on July 23, 2004. We expect XO will continue the migration of data and will ultimately discontinue use of the Company’s services.

Recent Developments

Investment and Acquisition Transactions

     On May 7, 2004 definitive agreements were signed by Quadrangle Capital Partners LP, Quadrangle Select Partners LP, Quadrangle Capital Partners-A LP (“Quadrangle”) and Behrman Capital II, L.P. and Strategic Entrepreneur Fund II, L.P. (“Behrman”) for investments of $25 million and $5 million, respectively, into Daleen Holdings, Inc. (“DHI”) a newly formed subsidiary of the Company that, subject to stockholder approval, will simultaneously acquire Daleen and Protek Telecommunications Solutions Limited (“Protek”), (the “Investment and Acquisition Transactions”).

     Quadrangle and Behrman will receive senior convertible redeemable preferred stock in DHI (“DHI Preferred”) in consideration for their investment. The DHI Preferred will have a dividend of 8% per annum, payable in kind or in cash at DHI’s election. The DHI Preferred will also carry the right to the issuance of additional shares of preferred equity should DHI not attain certain specified financial targets.

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

     In connection with the Investment and Acquisition Transactions, we will become a private company. All outstanding shares of our common stock will be purchased for $0.0384 per share in cash. The per share purchase price is based on an aggregate amount equal to approximately ten percent of the total value received by our stockholders. In addition, as a condition of closing the Investment and Acquisition Transactions, holders of our Series F convertible preferred stock (“Series F preferred stock”) will be required to waive the $49.8 million redemption value of the Series F preferred stock. These stockholders will receive an aggregate of $15.4 million in cash and securities, with the cash component limited to a maximum of $2.8 million. Immediately prior to the consummation of the Investment and Acquisition Transactions, Behrman will be contractually obligated to exchange its shares of Series F preferred stock for $5 million in DHI Preferred plus the remaining value of its shares of Series F preferred stock in DHI Common. Other holders of Series F preferred stock will receive a combination of (a) an aggregate of $2.8 million in value of DHI Common and (b) the remaining value of their Series F preferred stock in DHI Common; however, holders of Series F preferred stock will be permitted to convert all of their Series F preferred stock into DHI Common.

     Despite the decrease in revenue in the first half of 2004, we expect to be positioned to grow in the second half of 2004 due to an increased penetration in sales activity and the improved financial condition that is expected as a result of the completion of the Investment and Acquisition Transactions. However, we believe that in the future our results of operations could be adversely affected by various factors, including:

•	continued decline in business from our three significant customers;

•	the inability to close the Investment and Acquisition Transactions;

•	whether we succeed in merging the operations of Protek and Daleen;

•	lack of market acceptance of new products, upgrades and services;

•	general economic or political condition in Colombia;

•	difficulties in implementing strategic alliances;

•	inability to retain key personnel;

•	changes in accounting rules such as expensing of stock options;

•	downward trends in the telecommunications industry;

•	introduction of products and services by existing and new competitors; and

•	the inability to terminate our public company status.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     Total Revenue. Total revenue, which includes professional services and other revenue and license revenue, decreased $393,000, or 9.3% to $3.8 million in the three months ended June 30, 2004, from $4.2 million for the same period in 2003. The primary reason for the decrease in revenue related to the decrease in outsourced services revenue as a result of the continuing decrease in the revenue from Allegiance which was offset by a slight increase in license revenue, and increased training revenue related to Empresa de Telecomunicaciones de Bogotá (“ETB”).

     Professional Services and Other. Our professional services and other revenue consists of revenue from professional consulting services, training, maintenance and support, and third-party software fulfillment, all related to the software products we develop. In addition, these revenues include the BillingCentral outsourcing operation. Consulting services are offered on a fixed fee basis and on a time and materials basis. Third-party software fulfillment is offered on a “cost plus” basis. Outsourced services are billed monthly and recognized as services are rendered. Professional services and other revenue decreased $832,000, or 20.9%, to $3.1 million in the three months ended June 30, 2004 from $4.0 million for the same period in 2003. The decrease was primarily related to the decrease in outsourced services revenue related to Allegiance, slightly offset by increased training revenue and third party software sales related to ETB. Professional services and other revenue decreased to 82.5% of total revenue in the three months ended June 30, 2004, compared to 94.5% in the same period in 2003. This decrease in percentage is due to an increase in license revenue in the three months ended June 30, 2004.

     License Fees. Our license fees are derived from licensing our software products. License fees increased $439,000, or 190.3%, in the three months ended June 30, 2004 to $670,000, from $231,000 for the same period in 2003. In the three months ended June 30, 2004 we recognized additional license fees from existing customers related to the licensing of additional software products. License fees constituted 17.5% of total revenue in the three months ended June 30, 2004, compared to 5.5% in the same period in 2003. The increase in license fees as a percentage of total revenue is due to the decrease in professional services and other revenue in the three months ended June 30, 2004 as well as an increase in license revenue compared to the same period in 2003.

     Cost of Revenue. Cost of revenue increased $70,000, or 5.5%, to $1.3 million in the three months ended June 30, 2004 from $1.3 million in the same period in 2003. The cost of revenue includes both cost of professional services and other and cost of license fees. These components include the cost of direct labor, benefits, third-party software license payments, third-party software maintenance, overhead and materials associated with the fulfillment and delivery of license products and related corporate overhead costs to provide professional services to customers including the delivery of outsourcing services. The total costs increased due to the increase in third party subcontracting costs associated with the ETB Contract and third party software associated with the increase in third party software revenue. These were partly offset by a decrease in the cost of sales related to our license revenue. The total cost of revenue as a percentage of total revenue increased to 35.2% in the three months ended June 30, 2004 from 30.2% in the same period in 2003. The increase as a percentage of total revenue is due to a decrease in total revenue with no decrease in costs in the three months ended June 30, 2004.

     Cost of Professional Services and Other. Cost of professional services and other includes cost of direct labor, benefits, third-party software maintenance and related costs to provide professional services, maintenance and training to our customers. Cost of professional services and other increased $235,000, or 21.2%, to $1.3, in the three months ended June 30, 2004 from $1.1 million in the same period in 2003 mainly due to the increase in direct costs and third party software costs in the three months ended June 30, 2003. Cost of professional services and other increased to 42.7% of professional services and other revenue in the three months ended June 30, 2004, compared to 27.9% for the same period in 2003. The increase as a percentage of professional services and other revenue is due to the decrease in professional services and other revenue in the three months ended June 30, 2004.

     Cost of License Fees. Cost of license fees includes direct cost of labor, benefits, packaging material for fulfillment and shipment of our software products and integrated third party software license payments. Cost of license fees decreased $165,000, or 100%, to $0 in the three months ended June 30, 2004 from $165,000 in the same period in 2003. The total costs decreased primarily due to the write off of a prepaid license that was no longer available for integration with our product. Cost of license fees as a percentage of license revenue decreased to 0% in the three months ended June 30, 2004, compared to 71.4% in the same period in 2003.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, benefits and commissions earned by sales, marketing and partner management personnel, travel and entertainment, trade show and marketing program costs, promotional and related corporate overhead costs. These expenses decreased $6,000, or 0.7%, to $825,000 in the three months ended June 30, 2004, compared to $831,000 in the same period in 2003. As a percentage of total revenue, these expenses increased to 21.6% in the three months ended June 30, 2004 compared to the 19.7%, for same period in 2003.

     Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product testing and benchmarking, management and quality assurance personnel, subcontractor costs and related corporate overhead costs. Our research and development expenses decreased $147,000, or 9.2%, to $1.5 million for the three months ended June 30, 2004, from $1.6 million in the same period in 2003. The decrease was primarily due to a decrease in labor costs associated with personnel decreases. As a percentage of revenue, these expenses increased to 38.1% in the three months ended June 30, 2004 compared to 38.0% in the same period in 2003. The increase as a percentage of total revenue is due to the decrease in total revenue in the three months ended June 30, 2004.

     General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance and accounting, administrative, facilities, human resources and information systems personnel. Our general and administrative costs increased $113,000, or 7.4%, to $1.6 million in the three months ended June 30, 2004, from $1.5 million in the same period in 2003. This increase was primarily due to an increase of approximately $30,000 in compensation to our board of directors for their attendance at an increased number of Board of Directors meetings associated with the proposed Investment and Acquisition Transactions, and an increase in bad debt expense due to a recovery of $77,000 in the three months ended June, 2003. As a percentage of total revenue, these expenses increased to 42.7% in the three months ended June 30, 2004 as compared to 36.0% in the same period in 2003. The increase as a percentage of total revenue is due to the decrease in total revenue in the three months ended June 30, 2004.

     Proposed transaction costs. Proposed transaction costs consist of those costs that are incurred as a result of the proposed Investment and Acquisition Transactions. The costs include legal and accounting fees, investment banking fees, and any other qualified expenses. These costs amounted to $2.0 million in the three months ended June 30, 2004. There were no comparable costs in the three months ended June 30, 2003.

     Impairment of Long Lived Assets. Impairment charges decreased $500,000, or 100%, to $0 in the three months ended June 30, 2004 from $500,000 for the same period in 2003. Impairment charges consisted of an impairment of an investment in a third party technology company due to decline in fair value which was other than temporary. This investment was fully written off at June 30, 2003.

     Other Income/Expenses. Other income/expenses decreased $127,000, or 127.9%, to negative $28,000 in the three months ended June 30, 2004, from $99,000 for the same period in 2003. The decrease was a result of the decrease in our cash balance and an increase in interest expenses associated with the revolving loan facility with Silicon Valley Bank (“SVB”) (the “Operating Loan”) and the Behrman $5.1 million bridge loan facility (“Bridge Loan Facility”) in 2004.

Six Months Ended June 30, 2004 Compared To Six Months Ended June 30, 2003

     Total Revenue. Total revenue, which includes professional services and other revenue and license revenue, decreased $211,000 or 2.5%, to $8.1 million in the six months ended June 30, 2004 from $8.3 million for the same period in 2003. The primary reason for the decrease in revenue is related to the reduction in outsourcing services revenue.

     Professional Services and Other. Our professional services and other consists of revenue from professional consulting services, training, maintenance and support, and third-party software fulfillment, all related to the software products we develop. In addition, these revenues include the BillingCentral outsourcing operation. Consulting services are offered on a fixed fee basis and on a time and materials basis. Third-party software fulfillment is offered on a “cost plus” basis. Outsourced services are billed monthly and recognized as services are rendered. Professional services and other revenue decreased $993,000, or 12.7%, in the six months ended June 30, 2004 to $6.8 million, compared to $7.8 million in the same period in 2003. The decrease was primarily related to a decrease in revenue earned by our outsourcing services. Professional services and other revenue constituted 84.4% of total revenue in the six months ended June 30, 2004, compared to 94.3% for the same period in 2003. The decrease as a percentage of total revenue is due to an increase in license revenue in the six months ended June 30, 2004.

     License Fees. Our license fees are derived from licensing our software products. License fees increased $782,000, or 164.4%, in the six months ended June 30, 2004 to $1.3 million from $475,000 for the same period in 2003. License fees constituted 15.6% of total revenue in the six months ended June 30, 2004, compared to 5.7% in the same period in 2003.

     Cost of Revenue. Cost of revenue increased $295,000, or 11.2%, to $2.9 million in the six months ended June 30, 2004, from $2.6 million in the same period in 2003. The cost of revenue includes both cost of professional services and other and cost of license fees. These components include the cost of direct labor, benefits, overhead and materials associated with the fulfillment and delivery of licensed products, amortization expense related to prepaid third-party licenses and related corporate overhead costs to provide professional services to our customers. These costs increased due to an increase in third party subcontracting for work performed under the ETB Contract and an increase in third party software costs related to an increase in third party software revenue. The total cost of revenue as a percentage of total revenue increased to 36.3% in the six months ended June 30, 2004, compared to 31.8% in the same period in 2003. This increase in the cost of revenue as a percentage of total revenue resulted from the decrease in total revenue in the six months ended June 30, 2004.

     Cost of Professional Services and Other. Cost of professional services and other includes cost of direct labor, benefits, third-party software and related corporate overhead costs to provide professional services and training to our customers. Cost of professional services and other increased $763,000, or 35.2%, to $2.9 million in the six months ended June 30, 2004, from $2.2 million in the same period in 2003. These costs increased mainly due to the increase in subcontracting costs for work performed under the ETB Contract and third party software costs related to the increase in third party software revenue. Cost of professional services and other increased to 43.0% of professional services and other revenue in the six months ended June 30, 2004, compared to 27.7% for the same period in 2003 due to the decrease in professional services and other revenue.

     Cost of License Fees. Cost of license fees includes direct cost of labor, benefits and packaging material for fulfillment and shipment of our software products and amortization expense related to prepaid third-party licenses. Cost of license fees decreased $468,000 or 100% to $0, in the six months ended June 30, 2004, from $468,000 in the same period in 2003 due to the $202,000 write-off of prepaid third-party software license costs in addition to a stamp tax expense in Colombia related to the ETB Contract. Cost of license fees decreased to 0% of license revenue in the six months ended June 30, 2004, compared to 98.5% for the same period in 2003.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales, marketing and partner management personnel, travel and entertainment, trade show and marketing program costs, promotional and related corporate overhead costs. These expenses decreased $173,000, or 10.0%, to $1.6 million in the six months ended June 30, 2004, from $1.7 million for the same period in 2003. As a percentage of total revenue, these expenses decreased to 19.3% in the six months ended June 30, 2004 compared to 20.9% for the same period in 2003.

     Research and Development. Research and development expenses consist primarily of salaries and benefits for software developers, product testing and benchmarking, management and quality assurance personnel, subcontractor costs and related corporate overhead costs. Our research and development expenses decreased $176,000, or 5.4%, to $3.1 million in the six months ended June 30, 2004, from $3.3 million for the same period in 2003. As a percentage of revenue, these expenses decreased to 38.5% in the six months ended June 30, 2004 compared to 39.6% for the same period in 2003.

     General and Administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance and accounting, facilities, human resources and information systems personnel, and related corporate overhead costs. Our general and administrative expenses decreased $60,000, or 1.9%, to $3.1 million in the six months ended June 30, 2004, from $3.1 million in the same period in 2003. The decrease was primarily due to decreases in rental expenses associated with expired leases and reduced depreciation expenses which are the result of disposals of assets and the increase in fully depreciated assets. These decreases were offset by the settlement of Abiliti litigation for $250,000, an increase in compensation to the Board of Directors, and an increase in bad debt expense. As a percentage of revenue, general and administrative expenses increased to 38.0% in the six months ended June 30, 2004 from 37.8% in the same period in 2003.

     Proposed transaction costs. Proposed transaction costs consist of those costs that are incurred as a result of the proposed Investment and Acquisition Transactions. The costs include legal and accounting fees, investment banking fees, and any other qualified expenses. These costs amounted to $2.2 million in the six months ended June 30, 2004. There were no comparable costs in the six months ended June 30, 2003.

     Impairment of Long-Lived Assets. Impairment charges decreased $500,000, or 100%, to $0 in the six months ended June 30, 2004, from $500,000 for the same period in 2003. Impairment charges consisted of the impairment of an investment in a third-party technology company due to a decline in fair value which was other than temporary. This investment was fully written off at June 30, 2003.

     Other Income/Expenses. Other income/expenses decreased $154,000 or 94.5%, to $9,000 in the six months ended June 30, 2004 from $163,000 for the same period in 2003. The decrease was due partially to the addition of interest expense associated with the Operating Loan and the Bridge Loan Facility as well as the decrease in investment earnings due to the decrease in interest rates in 2004 compared to 2003.

Off – Balance Sheet Arrangements

     We had no off-balance sheet arrangements as of and for the three months ended June 30, 2004.

Liquidity And Capital Resources

     The following table provides information relating to our material contractual obligations at June 30, 2004.

	Payment Due By Period (in thousands)
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 years
Capital leases	$2	2	—	—	—
Operating leases	3,321	763	1383	1069	106
Purchase obligations	—	—	—	—	—

Total	$3,323	765	1383	1069	106

     Net cash used in operating activities was $2.8 million for the six months ended June 30, 2004, compared to $1.3 million for the six months ended June 30, 2003. The principal use of cash for both periods was to fund our losses from operations.

     Net cash provided by financing activities was $2.8 million for the six months ended June 30, 2004, compared to $110,000 used in financing activities for the six months ended June 30, 2003. In 2003, the cash used was related to payments made under capital leases. In 2004, the cash provided was related to the borrowing against the Operating Loan and the Bridge Loan Facility.

     Net cash used in investing activities was $1.1 for the six months ended June 30, 2004 compared to $437,000 for the six months ended June 30, 2003. The cash used in investing activities in 2003 was mainly related to transaction costs related to the Abiliti Acquisition and capital expenditures. The cash used in 2004 was primarily related to the PNML Loan.

     We incurred net losses of approximately $4.8 million for the six months ended June 30, 2004 and had an accumulated deficit of $219 million at June 30, 2004. Cash and cash equivalents and restricted cash at June 30, 2004 were $1.7million. Cash used in operations for the six months ended June 30, 2004 was $2.8 million. We continued to provide outsourcing services to Allegiance pursuant to an agreement expiring on December 31, 2004. Allegiance accounted for 21.2% of total revenue for the six months ended June 30, 2004. There are no minimum revenues from Allegiance under this agreement. Allegiance assigned the Agreement to XO Communications, Inc. (“XO”) on July 23, 2004. We expect that XO Communications, Inc. will continue the migration of data and will ultimately discontinue use of the Company’s services.

     As a result of our business concentration risk, past recurring losses from operations and accumulated deficit, our accountants have raised substantial doubt about our ability to continue as a going concern.

     In May 2003, we executed a license and services agreement with ETB for our RevChain products. The project is expected to provide more than $7.6 million in additional revenues. The first significant payments were received in the fourth quarter of 2003 for approximately $787,000. We also received approximately $1.3 million in the second quarter of 2004. Payments are expected in the third and fourth quarters of 2004 in the amounts of $878,000 million and $3.1 million respectively. The final large payment of $1.1 million is expected in the first quarter of 2005 with smaller payments due throughout the term of the contract. Payments the company makes to subcontractors supporting the ETB Contract are paid within two weeks of receipt of the corresponding payments from ETB.

     In February 2004, we closed a revolving loan facility (the “Operating Loan”) with Silicon Valley Bank (“SVB”) and guaranteed by EXIM Bank. (See Note 5 of the condensed unaudited consolidated financial statements in Item 1 for a description of terms). Total funding under the Operating Loan is $2,700,000. The Company can borrow against the Operating Loan based on estimated funding dates and may have outstanding borrowings at any given time of up to $2,000,000. The proceeds of the Operating Loan will be used for operating costs associated with the ETB Contract. The balance on the Operating Loan as of June 30, 2004 was $657,000. Approximately $1.3 million of the Operating Loan was repaid in May 2004.

     On May 7, 2004 we announced the Investment and Acquisition Transactions. As part of the Investment and Acquisition Transactions, subject to Company shareholder approval, we will become a private company. The Investment and Acquisition Transactions are subject to the satisfaction of customary closing conditions including the approval of our stockholders.

     In May 2004, the Company entered into the Bridge Loan Facility with Behrman. The Bridge Loan Facility is for a maximum principal amount of $5.1 million, bearing interest at the rate of 6% per annum (plus a penalty at and after an event of default). The Company has drawn $1,000,000 million of this amount to fund a working capital facility that it is providing to Protek in connection with the Investment and Acquisition Transactions, and $100,000 to fund a facility fee paid to Behrman. In addition, the Company has drawn $1.1 million to fund its working capital requirements. The total amount drawn as of August 12, 2004, is $2.6 million leaving an amount of $2.5 million available for future use if needed prior to the closing of the Investment and Acquisition Transactions, subject to Behrman’s discretion. It is expected that the full remaining permitted principal amount of the Bridge Loan Facility will be drawn immediately prior to the closing of the Investment and Acquisition Transactions. At closing, the Bridge Loan Facility note will be guaranteed by DHI by offset of the principal amount thereof against the $5 million commitment of Behrman, plus a cash payment in respect of accrued but unpaid interest. The Bridge Loan Facility is secured by a lien on all assets of the Company, subordinated to the interests of SVB and EXIM Bank.

     We believe the cash and cash equivalents at June 30, 2004, together with the Operating Loan proceeds, Bridge Loan Facility proceeds, provided that Behrman continues to make additional draws available, and the additional funding resulting from the closing of the Investment and Acquisition Transactions, may be sufficient to fund operations for the foreseeable future. We do not believe that our cash and cash equivalents at June 30, 2004 will be sufficient to fund our operations and that we will be required to further reduce operations and/or seek additional financing if the Investment and Acquisition Transactions are not completed. The Investment and Acquisition Transactions are subject to a number of closing conditions, including the approval of our stockholders, and there can be no assurance that the transactions will be consummated. If the investment by Quadrangle and Behrman does not close by September 30, 2004, the Investment Agreement will automatically terminate unless extended by agreement of Quadrangle, Behrman and us. If the Investment and Acquisition Transactions are not consummated, it is highly unlikely that we would continue to operate our business substantially as presently operated. The remainder of the Bridge Loan Facility may be made available to us by Behrman, at its discretion, to fund our ordinary course working capital needs prior to the closing of the

     Investment and Acquisition Transactions and to pay costs we incur in connection with the Bridge Loan Facility and Investment and Acquisition Transactions. There can be no assurance that Behrman will continue to make additional draws available or that other financing will be available, or that, if available, the financing will be obtainable on terms acceptable to us or that additional financing would not be substantially dilutive to our existing stockholders. Although we are precluded from considering other strategic alternatives pending completion or termination of the Investment and Acquisition Transactions, if the transactions are not completed, we will consider other strategic alternatives. There can be no assurance that any other strategic alternatives will be available, or if available, will be on terms acceptable to us, or all of our stockholders. Failure of Behrman to make additional draws available or failure to consummate the Investment and Acquisition Transactions will have a material adverse affect on our ability to operate as a going concern, which may result in filing for bankruptcy protection, winding down operations and/or liquidation of assets. The condensed unaudited financial statements have been prepared assuming that we will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty.

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

Risks Associated with the Investment and Acquisition Transactions

If the Investment and Acquisition Transactions do not close, we will not have sufficient funds to continue to operations and we will not have sufficient funds to pay our transaction expenses.

     If the Investment and Acquisition Transactions are not completed, it is highly unlikely that we would have sufficient funds to continue to operate our business substantially as presently operated and we would be required to further reduce operations and/or seek additional financing. The Investment and Acquisition Transactions are subject to a number of closing conditions, including the approval of our stockholders, and there can be no assurance that the transactions will be consummated. If the investment by Quadrangle and Behrman does not close by September 30, 2004, the Investment Agreement will automatically terminate unless extended by agreement of Quadrangle, Behrman and the Company. There can be no assurance that financing will be available, or that, if available, the financing will be obtainable on terms acceptable to us or that additional financing would not be substantially dilutive to our existing stockholders. Although we are precluded from considering other strategic alternatives pending completion or termination of the Investment and Acquisition Transactions, if the transactions are not completed, we will consider other strategic alternatives. There can be no assurance that any other strategic alternatives will be available, or if available, will be on terms acceptable to us, or all of our stockholders. Failure of Behrman to make additional draws available or failure to consummate the Investment and Acquisition Transactions will have a material adverse affect on our ability to operate as a going concern, which may result in filing for bankruptcy protection, winding down operations and/or liquidation of assets.

     If the Investment and Acquisition Transactions do not close, we are unlikely to have the resources needed to fund our transaction-related expenses, including without limitation the requirement that we pay Quadrangle’s expenses upon any termination. We may also owe more than $2.6 million to Behrman for advances on the Bridge Loan Facility with no guarantee of recovery of up to $1.0 million advanced to Protek. In addition, it is likely that our own transaction expenses will exceed cash and cash equivalents on hand at the time of termination and we will not have sufficient working capital to repay the Bridge Loan Facility.

We are the target of three securities class action lawsuits related to the proposed Merger which could result in substantial costs and divert management attention and resources.

     On or about April 7, 2004, a purported class action complaint was filed and on June 21, 2004, the plaintiff filed an amended complaint alleging that the merger transaction contemplated as part of the Investment and Acquisition Transactions (“Merger”) is a freeze out of Common Stock by the Series F Preferred stockholders through unfair dealing by the defendants and that the defendants have breached and continue to breach their fiduciary duties of loyalty, care and good faith to the plaintiff and other members of the class. The amended complaint seeks for the Merger, if consummated, to be rescinded and set aside or for rescissory damages to be awarded to the class; for the defendants to be directed to account to the class for all profit received by the defendants and all damages sustained by the class; and for costs of the action including attorney’s and experts fees to be awarded to the plaintiff. On May 12, 2004 and June 24, 2004, two additional purported class action complaints were filed by individual shareholders. These complaints generally allege that the Company and our directors breached their fiduciary duties; that the consideration offered by Quadrangle Capital Partners LP and Behrman Capital is inadequate and that the transaction was a result of unfair dealing; that Behrman Capital, as controlling stockholder, breached its fiduciary duty to our minority stockholders by acting to further its own interests at the expense of our minority stockholders; and that Behrman Brothers, Quadrangle Group and Quadrangle Capital Partners LP knowingly aided and abetted Behrman Capital’s violations of fiduciary duty. The complaints seek to enjoin the Merger and related transactions, or if the Merger and related transactions are consummated, to rescind them; to recover damages in an unstated amount and to recover costs including attorney’s fees associated with the lawsuit. We intend to vigorously defend against the plaintiffs’ claims, but any such defense may result in substantial costs and divert management’s attention, which may adversely affect our business and results of operations. Even if we ultimately were to prevail on the merits, given our limited and declining cash position, if these lawsuits result in a significant delay in the Merger, the effect could be to deprive our stockholders of value. If any of these litigations were to result in a permanent injunction against consummation of the Merger or related transactions, the Merger Agreement and related transaction agreements would be subject to termination as contemplated by the Transaction Support Agreement. See “Risks Associated with the Investment and Acquisition Transactions — If the Investment and Acquisition Transactions do not close, our transaction expenses may exceed cash and cash equivalents on hand at the time of termination” and “Risks Associated with our Business and Operations — Our cash position has deteriorated and if we are unable to obtain sufficient working capital, we may be unable to meet ordinary course obligations as they become due.”

Risks Associated with our Business and Operations

Our cash position has deteriorated and if we are unable to obtain sufficient working capital, we may be unable to meet ordinary course obligations as they become due.

     The deterioration of our cash position has continued and we are increasingly exposed to the risk of cash flow mismatches. Should such cash flow incidents occur prior to closing of the Investment and Acquisition Transactions, we expect to seek Behrman’s agreement to permit us to make additional draws on our Bridge Loan Facility. Behrman has indicated to us that it will monitor our financial condition with care and that it currently intends to assist us with additional draws under the Bridge Loan Facility as events warrant; however, Behrman has provided no contractual or other commitment to make such funds available. If we are unable to obtain additional draws under the Bridge Loan Facility, we may be unable to meet ordinary course obligations as they come due.

Our business relies in part on a limited number of customers and unfavorable developments in relation to a major customer may adversely affect our revenues, operating results and cash flows.

     Three customers accounted for an aggregate of 61.3% of our total revenue for the six months ended June 30, 2004, with ETB accounting for 28.6%, Allegiance, accounting for 21.2%, and SBC accounting for 11.6% of our total revenue for the six months ended June 30, 2004. If an unfavorable development occurs with respect to any significant customer it would likely materially adversely impact our total revenues and financial results. We provide outsourcing services to our largest customer, Allegiance, pursuant to a contract expiring on December 31, 2004. There are no minimum revenues from Allegiance under this agreement. Allegiance has been migrating data to another software system and intends to discontinue use of our services.

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

Additional capital and/or strategic alternatives may be required for us to continue our operations and as a result, our independent registered public accounting firm has expressed doubts over our ability to continue as a going concern.

     We incurred net losses of approximately $4.8 million for the six months ended June 30, 2004, and we had an accumulated deficit of approximately $219 million as of June 30, 2004. Our cash and cash equivalents and restricted cash at June 30, 2004 were $1.7 million. Cash used in operations for the six months ended June 30, 2004 was $2.8 million. As a result of our business concentration risk, our past recurring losses from operations and our accumulated deficit, the independent registered public accounting firm’s report included in our December 31, 2003 consolidated financial statements contains an explanatory paragraph that states that our recurring losses from operations and accumulated deficit raised substantial doubt about our ability to continue as a going concern.

     Net cash used in operating activities was $2.8 million for the six months ended June 30, 2004, compared to $1.3 for the six months ended June 30, 2003. The principal use of cash for both periods was to fund our losses from operations.

     Net cash provided by financing activities was $2.8 million for the six months ended June 30, 2004, compared to $110,000 used in financing activities for the six months ended June 30, 2003. In 2003 the cash used was related to payments made under capital leases. In 2004, the cash provided was related to the borrowing against an Operating Loan established with SVB and the Bridge Loan Facility.

     Net cash used in investing activities was $1.1 million for the six months ended June 30, 2004 compared to $437,000 for the six months ended June 30, 2003. The cash used in investing activities in 2003 consisted mainly of transaction costs related to the Abiliti Acquisition and capital expenditures. The cash used in 2004 was primarily related to the PNML Loan.

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

     We incurred net losses of approximately $4.8 million for the six months ended June 30, 2004. As of June 30, 2004, we had an accumulated deficit of approximately $219 million. We have not achieved profitability to date and may not do so in the foreseeable future.

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

     In February, 2004, we entered into an Operating Loan with SVB that permits us to have outstanding borrowings at any given time up to $2,000,000. The Operating Loan is subject to representations and warranties and covenants and includes numerous events of default including maintaining a tangible net worth requirement of $3,000,000. This requirement has been waived until July 31, 2004. If we were to breach any of the other representations and warranties or covenants or in the event we trigger an event of default, SVB may institute a hold on our operating account and may seek to take possession of the collateral, including without limitation our intellectual property. We expect to be in default under one of the financial covenants of the Operating Loan for July 2004. SVB has granted us a forbearance from enforcement of its rights in respect of such default through July 31, 2004. If we are in default for July 2004, and no further forbearance is granted, SVB will be entitled to exercise its rights under the Operating Loan. The Operating Loan is secured by a first priority lien on all of our assets.

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

We are the target of a securities class action lawsuit related to our IPO and the volatility of our stock price may lead to additional legal proceedings being brought against us which could result in substantial costs and divert management attention and resources.

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

     Certain claims related to the liabilities retained by Abiliti in the Abiliti Acquisition remain unresolved. Abiliti is obligated to indemnify us for all such claims and is currently defending us in the action Tamara Cooper v. Albacore Holdings, Inc. b/d/a Abiliti Solutions, Inc., Daleen Solutions, Inc. and Gordon Quick. Albacore has notified its insurance carrier and the insurance carrier has accepted responsibility for a portion of the defense costs, subject to a retention amount. Albacore has notified us that it does not have the financial resources to defend and/or settle the claim, pay any judgment ultimately obtained by plaintiffs, or continue to provide indemnification in connection with this matter. Accordingly, we are forced to pay the costs of defense, including the balance of the retention amount and the portion of the defense costs rejected not covered by the insurance carrier, and settlement or judgment amounts, if any.

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

     Additionally, certain holders of our Series F preferred stock beneficially own a significant number of shares of our outstanding common stock. When combined with the shares of common stock that they beneficially own, the holders of our outstanding shares of Series F preferred stock control approximately 78.15% of the vote on any proposal submitted to the holders of our common stock, or 89.83% of the vote if the holders of the Series F preferred stock exercise their Series F Warrants and their warrants to purchase common stock. When considering both the Series F preferred stock and shares of our common stock owned, the three largest beneficial owners of our Series F preferred stock, Behrman, HarbourVest Partners V – Direct Fund L.P. and HarbourVest VI – Direct Fund L.P. (collectively “HarbourVest”) and SAIC Venture Capital Corporation control 47.89%, 13.97% and 9.81%, respectively, or in the aggregate, approximately 71.67% of the voting power on matters submitted to our common stockholders. This combined voting power would generally give these stockholders the power to control the outcome on most important corporate decisions, including but not limited to the Reverse Split, election of directors, mergers, acquisitions and other significant corporate transactions and amendments to our certificate of incorporation, if such beneficial owners act together or in common on any particular matter.

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

     Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) who is also our principal financial and accounting officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, the CEO concluded that our disclosure controls and procedures were effective as of the end of such period.

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

     In June, 2004, the Stipulation and Agreement of Settlement with Defendant Issuers and Individuals has been signed on the Company’s behalf. Court approval of the settlement is required. Under the terms of the settlement, there would be no liability to be recorded by us. There is no assurance that the settlement will be finalized. In the event that the settlement is not finalized and approved by the court, we intend to defend vigorously against the plaintiffs’ claims. We believe that we are entitled to indemnification by the underwriters under the terms of the underwriting agreements. We have notified the underwriters of the action, but the underwriters have not yet agreed to indemnify the Company. The lead underwriter, BancBoston Robertson Stephens Inc., has ceased doing business and there is no assurance it will have the financial resources to provide indemnification. Currently the amount of a loss, if any, cannot be determined. In the event that the court does not approve the settlement, we intend to defend vigorously against the plaintiffs’ claims.

Kops Investment Advisors LLC v. Daleen Technologies, Inc., et al.

     On or about April 7, 2004, a purported class action complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County by an individual holder of shares of Common Stock of the Company. The complaint is styled Kops Investment Advisors LLC v. Daleen Technologies, Inc., James Daleen, Gordon Quick, Ofer Nemirovsky, Daniel J. Foreman, Dennis G. Sisco, Stephen J. Getsy, and John S. McCarthy, Behrman Brothers,

L.L.C., Behrman Capital II, L.P., Strategic Entrepreneur Fund II, L.P. On June 21, 2004, the plaintiff filed an amended complaint alleging that the Merger is a freeze out of Common Stock by the Series F Preferred stockholders through unfair dealing by the defendants and that the defendants have breached and continue to breach their fiduciary duties of loyalty, care and good faith to the plaintiff and other members of the class. The amended complaint seeks for the Merger, if consummated, to be rescinded and set aside or for rescissory damages to be awarded to the class; for the defendants to be directed to account to the class for all profit received by the defendants and all damages sustained by the class; and for costs of the action including attorney’s and experts fees to be awarded to the plaintiff. This case is in the initial stages and the amount of exposure, if any, is not determinable at this time.

Kurt Feierbend v. James Daleen, et al.

     On May 12, 2004 a purported class action complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County by an individual holder of the Common Stock of the Company. The complaint is styled Kurt Feierbend v. James Daleen, Gordon Quick, Daniel J. Foreman, Stephen J. Getsy, John S. McCarthy, Dennis G. Sisco, Ofer Nemirovsky, Daleen Technologies, Inc., Quadrangle Group LLC, Quadrangle Capital Partners LP, Behrman Capital and Behrman Brothers, L.L.C. The complaint, which is purported to be brought on behalf of the public holders of the Common Stock, generally alleges that the Company and our directors breached their fiduciary duties; that the consideration offered by Quadrangle Capital Partners LP and Behrman Capital is inadequate and that the transaction was a result of unfair dealing; that Behrman Capital, as controlling stockholder, breached its fiduciary duty to our minority stockholders by acting to further its own interests at the expense of our minority stockholders; and that Behrman Brothers, Quadrangle Group and Quadrangle Capital Partners LP knowingly aided and abetted Behrman Capital’s violations of fiduciary duty. The complaint seeks to enjoin the Merger and related transactions, or if the Merger and related transactions are consummated, to rescind them; to recover damages in an unstated amount and to recover costs including attorney’s fees associated with the lawsuit. This case is in the initial stages and the amount of exposure, if any, is not determinable at this time.

Russell Winter v. James Daleen, et al.

     On June 24, 2004, a purported class action complaint virtually identical to the complaint filed by Feierbend was filed in the Court of Chancery of the State of Delaware in and for New Castle County by another individual holder of the Common Stock of the Company. The complaint is styled Russell Winter v. James Daleen, Gordon Quick, Daniel J. Foreman, Stephen J. Getsy, John S. McCarthy, Dennis G. Sisco, Ofer Nemirovsky, Daleen Technologies, Inc., Quadrangle Group LLC, Quadrangle Capital Partners LP, Behrman Capital and Behrman Brothers, L.L.C. The complaint, which is purported to be brought on behalf of the public holders of the Common Stock, generally alleges that the Company and our directors breached their fiduciary duties; that the consideration offered by Quadrangle Capital Partners LP and Behrman Capital is inadequate and that the transaction was a result of unfair dealing; that Behrman Capital, as controlling stockholder, breached its fiduciary duty to our minority stockholders by acting to further its own interests at the expense of our minority stockholders; and that Behrman Brothers, Quadrangle Group and Quadrangle Capital Partners LP knowingly aided and abetted Behrman Capital’s violations of fiduciary duty. The complaint seeks to enjoin the Merger and related transactions, or if the Merger and related transactions are consummated, to rescind them; to recover damages in an unstated amount and to recover costs including attorney’s fees associated with the lawsuit. This case is in the initial stages and the amount of exposure, if any, is not determinable at this time.

     Abiliti-Related Litigation

     On August 1, 2003, a First Amended Petition, styled as James E. Kientzy and David K. Wilson vs. Abiliti Solutions, Inc., a corporation, and Daleen Technologies, Inc., a corporation, and Daleen Solutions, Inc., a corporation and wholly-owned subsidiary of Daleen, was filed in the Circuit Court of the County of St. Louis, State of Missouri. The First Amended Petition added Daleen Technologies and Daleen Solutions as defendants in the named action. The First Amended Petition contained certain allegations against Abiliti related to the non-payment of certain promissory notes in the aggregate principal amount of $1.2 million. In May, 2004, we reached a settlement with the plaintiffs and we made payments to the plaintiffs totaling $250,000. On June 28, 2004, the action was dismissed with prejudice.

     On December 24, 2003, Daleen Solutions filed a collection action against Data Integration Systems, Inc. (“DIS”) seeking payment of license fees, services fees and equipment in the amount of $694,600 (which includes DIS’ obligation to make future payments under the contract). On January 30, 2004, DIS filed a cross-complaint against Daleen Solutions alleging damages of $1,500,000. This case is in the discovery stage of the proceeding. A loss and its effect on us, if any, cannot be determined with respect to this litigation.

     General litigation

     We are involved in other lawsuits and claims incidental to the ordinary course of our business. Management does not believe the outcome of any of these other activities would have a material adverse effect on our financial position or results of operations.

Item 5.	Other Information.

     Investment and Acquisition Transactions

     On May 7, 2004 Quadrangle and Behrman signed definitive agreements to invest $25 million and $5 million, respectively, in cash into DHI, a newly formed subsidiary of the Company, that, subject to our shareholder approval, will simultaneously acquire us and Protek.

     Quadrangle and Behrman will receive senior convertible redeemable preferred stock in DHI Preferred in consideration for their investment. The DHI Preferred will have a dividend of 6% per annum, payable in kind or in cash at DHI’s election. The DHI Preferred will also carry the right to the issuance of additional shares of preferred equity should DHI not attain certain specified financial targets.

     DHI will acquire Protek by purchase of stock from its shareholders and conversion of outstanding options, for aggregate consideration of up to $20 million, consisting of up to $13 million in cash, $5 million of DHI Common, and contingent earn-out consisting of up to $1 million in cash and $1 million of DHI Common. The purchase price will be subject to reduction in respect of closing date debt and working capital shortfalls.

     In connection with the Investment and Acquisition Transactions, we will become a private company. All outstanding shares of our common stock will be purchased for $0.0384 per share in cash. The per share purchase price is based on an aggregate amount equal to approximately ten percent of the total value received by our stockholders. In addition, as a condition of closing the Investment and Acquisition Transactions, holders of our Series F preferred stock will be required to waive the $49.8 million redemption value of the Series F preferred stock. These stockholders will receive an aggregate of $15.4 million in cash and securities, with the cash component limited to a maximum of $2.8 million. Immediately prior to the consummation of the Investment and Acquisition Transactions, Behrman will be contractually obligated to exchange its shares of Series F preferred stock for $5 million in DHI Preferred plus the remaining value of its shares of Series F preferred stock in DHI Common. Other holders of Series F preferred stock will receive a combination of (a) an aggregate of $2.8 million in value of DHI Common and (b) the remaining value of their Series F preferred stock in DHI Common; however, holders of Series F preferred stock will be permitted to convert all of their Series F preferred stock into DHI Common.

     Behrman extended to Daleen a $5.1 million Bridge Loan Facility. The Bridge Loan Facility will bear interest at a rate of 8% per annum. The aggregate amount of this Bridge Loan Facility will be credited against Behrman’s commitment under the Investment and Acquisition Transactions pursuant to a note purchase agreement with DHI.

     In order to assist Protek with ordinary course working capital needs during the period between the signing and closing of the transactions, we will provide Protek Network Management (U.K.) Limited (“PNML”) with a bridge facility of not more than $1.5 million (“PNML Loan”). We will fund the PNML Loan with proceeds of the Bridge Loan Facility. $500,000 of this amount will be treated as a deposit and creditable to the purchase price for Protek, as described above. The PNML Loan is secured by liens on all of PNML’s and Protek’s assets, subject solely to any first liens already existing in favor of PNML’s creditors. The Company was also granted certain warrants for the stock of Protek exercisable in the event of certain defaults.

     Resignation of Chief Financial Officer

     Jeanne T. Prayther, Daleen’s chief financial officer, resigned as an officer of Daleen effective on May 28, 2004. Ms. Prayther’s resignation was for personal reasons.

Item 6.	Exhibits And Reports On Form 8-K.

     (a) Exhibit List

Exhibit
Number	Description
10.1	Second Loan Modification Agreement, dated as of June 30, 2004, among the Company, Daleen IAC, LLP, DSI, Inc., Daleen Solutions, Inc. and Silicon Valley Bank filed herewith.

10.2	Security Agreement, dated July 2, 2004 among the Company, Daleen IAC, LLP, DSI, Inc., Daleen Solutions, Inc. and Behrman Capital II, L.P. filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

     (b) Reports on Form 8-K

     Report on Form 8-K, item 12, furnished under item 9 on April 23, 2004 with respect to Daleen’s first quarter 2004 financial operating results.

     Report on Form 8-K item 5, filed on May 7, 2004 with respect to the announcement of the Investment and Acquisition Transactions.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DALEEN TECHNOLOGIES, INC.
/s/ GORDON QUICK
Date: August 16, 2004	GORDON QUICK
President and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2004	/s/ GORDON QUICK
GORDON QUICK
President and Chief Executive Officer (Principal Financial and Accounting Officer)