Form 10-K/A
period 2003-12-31
DALEEN TECHNOLOGIES INC
filed 2004-08-18
CIK 1002658

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 28, 2004, in its entirety. The purpose of this amendment is to supplement various disclosures. This amendment does not include any restatement of the Company’s previously filed financial statements. All information included in this amendment is as of the original filing date of the Form 10-K for the fiscal year ended December 31, 2003 and does not reflect any subsequent information or events, other than as required to reflect the amendment set forth below.

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

Event Management and Revenue Assurance

      Asuriti for Event Management —  Asuriti for Event Management is a flexible, enhanced event management solution that is designed to allow service providers to eliminate inefficiencies in operational processing and make better use of the information that is flowing within their networks. Asuriti provides a centralized audit and control point for monitoring data from multiple sources and systems, allowing providers to track the flow of events throughout the back office Asuriti has the unique ability to capture relevant data from all types of networks and systems, normalize the data, validate and edit records against other databases and references, and distribute them to multiple downstream systems. By transforming data into common formats for viewing and reporting, Asuriti allows providers to aggregate data across service types, conduct comparative analyses, track trends in usage, and define and distribute reports. The highly-configurable rules architecture is designed to give providers the precision and flexibility to quickly and efficiently respond to changes in event formats, business strategy and market conditions, without the need for expensive programming. The system’s architecture allows providers to easily scale up to large multi-processing arrays or scale out to clusters of servers in a fraction of the time, cost and effort required for other systems.

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

      Cash receipts in 2002 included cash from customers of $6.53 million and $4.37 million received at the closing of the Behrman Investment. Cash receipts in 2003 increased to $16.96 million primarily as a result of the integration of the former Abiliti business and new business generated by the Company. Cash disbursements in 2003 increased as a result of the closing of the Abiliti Acquisition, included an increase in payroll from $7.3 million in 2002 to $12 million in 2003 and an increase in rent, security deposits and utilities from $868,000 in 2002 to $1.6 million in 2003, including $1.5 million in restructuring and severance costs and $1.2 million in transaction costs related to the Abiliti Acquisition. Further, $1.2 million was expended for insurance in 2002 compared to $425,000 in 2003 because the 2002 insurance was paid at the time of renewal, whereas a large portion of the 2003 insurance renewal costs were financed and will be paid throughout 2003 and 2004.

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

      In May 2003, we executed a license and services agreement with ETB for our RevChain products. The project is expected to provide more than $7.6 million in new revenues. The first significant payments for approximately $787,000 were received in the fourth quarter of 2003. We also expect to receive approximately $1.3 million in the second quarter of 2004. Payments are expected in the third and fourth quarters of 2004 in the amounts of $1.2 million and $2.6 million, respectively. The final large payment of $784,000 is expected in the first quarter of 2005 with smaller payments due throughout the term of the contract. Payments the company makes to subcontractors supporting the ETB project are paid within two weeks of receipt of the corresponding payments from ETB.

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

	2003	2002

Audit fees (filing of 10-K and 10-Q’s)	$188,000	$171,500
Audit –Related Fees(1)	—	32,300
Tax Fees(2)	32,360	54,800
All Other Fees	—	—

	$220,360	$258,600

(1)	Audit-Related Fees were charged for acquisition related services in 2002 in connection with the Abiliti Acquisition

(2)	Tax fees in 2002 and 2003 consisted of services for U.S federal, state and local tax returns, international tax planning, advice and compliance.

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

3. Exhibits.

The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

Exhibit List

Exhibit
Number		Description

3.1(a)†	—	Certificate of Incorporation of Daleen Technologies, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-82487) filed on August 18, 1999).

3.1(b)†	—	Certificate of Amendment to Certificate of Incorporation of Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 0-27491) filed on June 15, 2001).

3.1(c)†	—	Certificate of Amendment of Certificate of Incorporation of Daleen Technologies, Inc. (Incorporated by reference to Exhibit 3.1(c) to the Company’s Form 10-K (File No. 0-27491) filed on March 28, 2003).

3.2(a)†	—	Bylaws of Daleen Technologies, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-82487) filed on August 18, 1999).

3.2(b)†	—	Amendment to Bylaws of Daleen Technologies, Inc. (Incorporated by reference to Exhibit 3.2(b) to the Company’s Form 10-K (File No. 0-27491) filed on March 28, 2003).

4.1†	—	See Exhibits 3.1(a), 3.1(b), 3.1(c), 3.2(a) and 3.2(b) for provisions of the certificate of incorporation, as amended, and bylaws, as amended, of Daleen Technologies, Inc. defining rights of the holders of common stock and preferred stock of Daleen Technologies, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-82487) filed on August 18, 1999, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 0-27491) filed on June 15, 2001), and (Incorporated by reference to Exhibit 3.1(c) and 3.2(b) to the Company’s Form 10-K (File No. 0-27491) filed on March 28, 2003).

4.2†	—	Specimen stock certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-82487) filed on August 18, 1999).

*10.1†	—	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on July 8, 1999).

*10.2†	—	Daleen Technologies, Inc. Amended and Restated Stock Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on July 8, 1999).

Exhibit
Number		Description

*10.3†	—	Daleen Technologies, Inc. 1998 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on July 8, 1999).

*10.4†	—	Daleen Technologies, Inc. 1997 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on July 8, 1999).

*10.5†	—	Daleen Technologies, Inc. 1995 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on July 8, 1999).

*10.6†	—	Daleen Technologies, Inc. 1998 Employee Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on July 8, 1999).

*10.7†	—	Daleen Technologies, Inc. 1996 Employee Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on July 8, 1999).

*10.8†	—	Daleen Technologies, Inc. 1994 Employee Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on July 8, 1999).

10.9†	—	Lease Agreement, dated August 4, 1992, by Innovative Selective Software, Inc., and Crow-Childress-Donner, Limited (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

10.10†	—	First Amendment to Lease Agreement, dated December 29, 1994, by Daleen Technologies Inc, successor to Innovative Selective Software, Inc., and Regent Holding Corporation, successor to Crow-Childress-Donner (Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

10.11†	—	Lease Agreement, dated August 27, 1998, by Daleen Technologies, Inc. and Regent Holding Corporation (Incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

10.12†	—	First Amendment to Lease, dated December 2, 1998, between Daleen Technologies, Inc. and Regent Holding Corporation (Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

10.13†	—	Second Amendment to Lease, dated January 16, 1999, between Daleen Technologies, Inc. and Regent Holding Corporation (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-82487) filed on September 30, 1999).

*10.14†	—	Employment Agreement, dated April 7, 1997, between Frank Dickinson and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.26 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-82487) filed on August 18, 1999).

*10.15†	—	Employment Agreement, dated July 22, 1998, between David McTarnaghan and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.27 to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-82487) filed on August 18, 1999).

10.16†	—	Registration Rights Agreement dated December 16, 1999, between the Company and the shareholders of Inlogic Software Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 333-82487) filed on December 30, 1999).

10.17†	—	Office Lease Agreement dated May 5, 2000, between Daleen Technologies, Inc., Daleen Canada Corporation and The Atrium on Bay Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 0-27491) filed on August 14, 2000).

Exhibit
Number		Description

10.18†	—	Second Amendment to Lease, dated May 31, 2000, between Daleen Technologies, Inc. and Regent Holding Corporation. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 0-27491) filed on August 14, 2000).

10.19†	—	Third Amendment to Lease, dated May 31, 2000, between Daleen Technologies, Inc. and Regent Holding Corporation. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 0-27491) filed on August 14, 2000).

*10.20†	—	Daleen Technologies, Inc. Amended & Restated 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K405 (File No. 0-27491) filed on April 5, 2001).

10.21†	—	Securities Purchase Agreement dated March 30, 2001 by and between Daleen Technologies, Inc. and the Escrow Purchasers named therein (Incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K405 (File No. 0-27491) filed on April 5, 2001).

10.22†	—	Form of Warrant Agreement by and between Daleen Technologies, Inc. and the Escrow Purchasers name therein (Incorporated by reference to Exhibit 10.47 to the Company’s Form 10-K405 (File No. 0-27491) filed on April 5, 2001).

10.23†	—	Registration Rights Agreement dated March 30, 2001 by and between Daleen Technologies, Inc. and the Escrow Purchasers named therein (Incorporated by reference to Exhibit 10.48 to the Company’s Form 10-K405 (File No. 0-27491) filed on April 5, 2001).

*10.24†	—	Employment Agreement, dated May 31, 2000, by and between Daleen Technologies, Inc. and Jeanne T. Prayther (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 0-27491) filed on November 14, 2001).

*10.25†	—	Amendment, dated August 22, 2001, to Employment Agreement dated May 31, 2000 by and between Daleen Technologies, Inc. and Jeanne T. Prayther (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 0-27491) filed on November 14, 2001).

*10.26†	—	Amendment, dated July 18, 2001, to the Daleen Technologies, Inc. Amended and Restated 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 0-27491) filed on November 14, 2001).

*10.27†	—	Daleen Technologies, Inc. 2001 Broad-Based Stock Incentive Plan (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 0-27491) filed on November 14, 2001).

10.28†	—	Partial Lease Termination Agreement dated effective December 31, 2001 by and between Daleen Technologies, Inc. and Boss Lakeside Three, LLC (Incorporated by reference to Exhibit 10.52 to the Company’s Form 10-K (File No. 0-27491) filed on April 1, 2002).

*10.29†	—	Amendment dated September 4, 2001 to employment agreement dated July 22, 1998 by and between David McTarnaghan and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 0-27491) filed on May 14, 2002).

10.30†	—	Sublease Agreement dated January 31, 2002 between Daleen Canada Corporation and EDS Canada, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 0-27491) filed on May 15, 2002).

10.31†	—	Abiliti Acquisition Agreement, dated October 7, 2002, by and between Daleen Technologies, Inc., Daleen Solutions, Inc. and Abiliti Solutions, Inc. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 0-27491) filed on October 11, 2002).

10.32†	—	Investment Agreement, dated October 7, 2002, by and between Daleen Technologies, Inc. and the investors named therein (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 0-27491) filed on October 11, 2002).

10.33†	—	Registration Rights Agreement, dated October 7, 2002, by and between Daleen Technologies, Inc. and the holders named therein (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 0-27491) filed on October 11, 2002).

Exhibit
Number		Description

10.34†	—	Form of Indemnity Escrow Agreement between Daleen Technologies, Inc., Abiliti Solutions, Inc. and SunTrust Bank (Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K (File No. 0-27491) filed on October 11, 2002).

10.35†	—	Form of Voting Agreement between Daleen Technologies, Inc. and certain shareholders of Abiliti Solutions, Inc. (Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K (File No. 0-27491) filed on October 11, 2002).

*10.36†	—	Amended and Restated Employment Agreement Between Daleen Technologies, Inc. and James R. Daleen dated September 20, 2002 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 0-27491) filed on November 14, 2002).

10.37†	—	Independent Consultant Agreement with James Daleen, effective upon termination of Employment Agreement dated October 11, 2002 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 0-27491) filed on November 14, 2002).

*10.38†	—	Amendment to Employment Agreement for Jeanne Prayther dated October 7, 2002 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 0-27491) filed on November 14, 2002).

*10.39†	—	Amendment to Employment Agreement for David McTarnaghan dated October 7, 2002 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q (File No. 0-27491) filed on November 14, 2002).

10.40†	—	Form of Common Stock Purchase Warrant by and between Daleen Technologies, Inc. and the purchasers named in the Abiliti Acquisition Agreement and Investment Agreement (Incorporated by reference to Exhibit 10.63 to the Company’s Form 10-K (File No. 0-27491) filed on March 28, 2003).

10.41†	—	Form of Common Stock Purchase Warrant by and between Daleen Technologies, Inc. and the purchasers named in the Investment Agreement (Incorporated by reference to Exhibit 10.64 to the Company’s Form 10-K (File No. 0-27491) filed on March 28, 2003).

10.42†	—	Supplemental Voting Agreement by and among Harbourvest Partners V Direct Fund, L.P., Harbourvest Partners VI Direct Fund, L.P., Abiliti Solutions, Inc., Behrman Capital II L.P. and Strategic Entrepreneur Fund II, L.P. (Incorporated by reference to Exhibit 10.65 to the Company’s Form 10-K (File No. 0-27491) filed on March 28, 2003).

*10.43†	—	Employment Agreement effective December 20, 2002, between Gordon Quick and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.66 to the Company’s Form 10-K (File No. 0-27491) filed on March 28, 2003).

*10.44†	—	Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.67 to the Company’s Form 10-K (File No. 0-27491) filed on March 28, 2003).

10.45†	—	Lease dated May 12, 1998 between 400 Chesterfield Corp. and Intertech Management Group, Inc. (subsequently assigned to Daleen Solutions, Inc.) and Amendments thereto (Incorporated by reference to Exhibit 10.68 to the Company’s Form 10-K (File No. 0-27491) filed on March 28, 2003).

*10.46†	—	Settlement and Release Agreement dated December 20, 2002, between James Daleen and Daleen Technologies, Inc. (Incorporated by reference to Exhibit 10.69 to the Company’s Form 10-K (File No. 0-27491) filed on March 28, 2003).

*10.47†	—	Employment Agreement between Jeanne Prayther and Daleen Technologies, Inc. dated June 1, 2000 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 0-27491) filed on May 15, 2003).

10.48†	—	Lease dated September 16, 1999 between Olympia Properties, L.L.C. and Intertech Management Group, Inc. (subsequently assigned to Daleen Solutions, Inc.) and Assignment of Lease (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 0-27491) filed on August 14, 2003).

10.49†	—	Amendment No. 1 to Registration Rights Agreement dated March 30, 2001, dated as of June 3, 2002 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 0-27491) filed on August 14, 2003).

Exhibit
Number		Description

10.50†	—	Lease Amendment dated October 17, 2003 between 400 Chesterfield Center, Inc. and Daleen Solutions, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 0-27491) filed on November 12, 2003).

10.51††	—	Lease Agreement dated January 14, 2004 between Regent Holding LLC and Daleen Technologies, Inc.

10.52††	—	Export-Import Bank Loan and Security Agreement among Daleen Technologies, Inc., Daleen Solutions, Inc., DSI, Inc., Daleen IAC, LLC and Silicon Valley Bank dated February 24, 2004.

10.53††	—	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement among Daleen Technologies, Inc., Daleen Solutions, Inc., DSI, Inc., Daleen IAC, LLC, Export-Import Bank of the United States, and Silicon Valley Bank dated February 24, 2004.

10.54††	—	Revolving Note between Daleen Technologies, Inc., Daleen Solutions, Inc., DSI, Inc., Daleen IAC, LLC, and Silicon Valley Bank dated February 24, 2004.

14.1††	—	Daleen Technologies, Inc. Code of Ethics for Principal Executive and Financial Officers.

21.1††	—	Subsidiaries.

23.1	—	Consent of Independent Registered Public Accounting Firm filed herewith.

31.1	—	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

31.2	—	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, filed herewith.

32.1	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	—	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

†	Previously filed.

*	Exhibits identified above with an asterisk (*) are management contracts or compensation plans or arrangements.

††	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 28, 2003.

      (b) Reports on Form 8-K:

1.	Current Report on Form 8-K, Item 5, filed on October 31, 2003 with respect to Daleen’s delivery of a Notice of Election Not to Renew to Allegiance Telecom Company Worldwide.

2.	Current Report on Form 8-K, Item 12, furnished under Item 9 filed on November 4, 2003 with respect to Daleen’s third quarter 2003 financial operating results.

3.	Current Report on Form 8-K, Item 5, filed on November 21, 2003 with respect to the denial by the bankruptcy court of Daleen’s Motion for Relief from the Automatic Stay related to the Notice of Election Not to Renew sent to Allegiance Telecom Company Worldwide.

4.	Current Report on Form 8-K, Item 5, filed on December 8, 2003 with respect to the Counterclaim filed against Daleen by Houlihan, Lokey, Howard and Zukin Capital, Inc. and Houlihan, Lokey, Howard and Zukin Financial Advisors, Inc. in a declaratory judgment action.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of August, 2004.

DALEEN TECHNOLOGIES, INC.

BY:	/s/ GORDON QUICK

GORDON QUICK
President and Chief Executive Officer

(Principal Executive, Financial and Accounting Officer)

POWER OF ATTORNEY

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES DALEEN James Daleen	Chairman of the Board	August 16, 2004

/s/ GORDON QUICK Gordon Quick	President and Chief Executive, Financial and Accounting Officer (Principal Executive Officer) and Director	August 16, 2004

/s/ DANIEL J. FOREMAN Daniel J. Foreman	Director	August 16, 2004

/s/ STEPHEN J. GETSY Stephen J. Getsy	Director	August 16, 2004

/s/ JOHN MCCARTHY John McCarthy	Director	August 16, 2004

/s/ OFER NEMIROVSKY Ofer Nemirovsky	Director	August 16, 2004

/s/ DENNIS SISCO Dennis Sisco	Director	August 16, 2004

DALEEN TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2002 and 2003
(With Report of Independent Registered Public Accounting Firm Thereon)

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Daleen Technologies, Inc.:

      We have audited the accompanying consolidated balance sheets of Daleen Technologies, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2003, as listed in item 15(a) 2 of the Company’s 2003 Annual Report on Form 10-K/A. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,589	$2,497
Restricted cash	30	561
Accounts receivable, less allowance for doubtful accounts of $3,976 and $887 at December 31, 2002 and December 31, 2003, respectively	2,558	610
Costs in excess of billings	—	2,032
Unbilled revenue	203	392
Other current assets	1,022	487

Total current assets	10,402	6,579
Property and equipment, net	1,824	931
Goodwill	5,086	5,086
Other assets	1,477	430

Total assets	$18,789	$13,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$368	$148
Accrued payroll and other accrued expenses	2,576	2,267
Current portion of capitalized lease	164	26
Billings in excess of costs	616	97
Deferred revenue	1,279	372
Other current liabilities	53	16

Total current liabilities	5,056	2,926
Other long term liabilities	26	5

Total liabilities	5,082	2,931
Stockholders’ equity:
Series F convertible Preferred Stock $.01 par value; 588,312 shares authorized ; 458,224 and 453,322 issued and outstanding at December 31, 2002 and 2003, respectively ($110.94 per share liquidation value of $50,835 and $50,291 at December 31, 2002 and 2003, respectively)	27,656	27,112
Common stock $.01 par value; 200,000,000 shares authorized; 46,848,876 shares issued and 45,847,865 outstanding at December 31, 2002 and 47,449,127 shares issued and 46,429,163 outstanding at December 31, 2003	469	475
Additional paid-in capital	196,649	197,187
Accumulated deficit	(210,918)	(214,528)
Treasury stock at cost; 1,001,011 and 1,019,964 shares at December 31, 2002 and December 31, 2003 respectively	(149)	(151)

Total stockholders’ equity	13,707	10,095

Total liabilities and stockholders’ equity	$18,789	$13,026

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

DALEEN TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
Years ended December 31 2001, 2002, and 2003

	Series F Preferred
	Stock		Treasury Stock		Common Stock
							Stockholder
	Number of		Number of		Number of	Par	Notes
	Shares	Amount	Shares	Amount	Shares	Value	Receivable

	(In thousands, except share data)
Balance, December 31, 2000	—	$—	—	$—	21,781,727	$218	$(274)
Issuance of preferred stock-Series F, net	247,882	25,564
Options issued for consulting services related to Series F issuance	—	—	—	—	—	—	—
Preferred stock dividends arising from beneficial conversion features	—	—	—	—	—	—	—
Issuance of warrants related to Series F preferred stock	—	—	—	—	—	—	—
Forfeitures of unvested stock options	—	—	—	—	—	—	—
Non-cash stock compensation expense	—	—	—	—	—	—	—
Exercise of stock options and warrants	—	—	—	—	94,827	1	—
Payment of stockholder note receivable	—	—	—	—	—	—	53
Non-cash interest on stockholder note	—	—	—	—	—	—	(20)
Warrants issued-non-cash settlement expense	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—

Balance, December 31, 2001	247,882	25,564	—	—	21,876,554	219	(241)
Issuance of stock related to Abiliti asset purchase, net	115,681	2,471	—	—	11,406,284	114	—
Warrants issued for transaction costs related to Abiliti asset purchase	—	—	—	—	—	—	—
Issuance of stock related to 2002 Private Placement, net	115,681	1,953	—	—	10,992,136	110	—
Issuance of warrants related to 2002 Private Placement	—	—	—	—	—	—	—
Forfeitures of unvested stock options	—	—	—	—	—	—	—
Non-cash stock compensation	—	—	—	—	—	—	—
Conversion of preferred stock- Series F- to common stock	(21,020)	(2,332)	—	—	2,573,902	26	—
Payment of stockholder note receivable	—	—	—	—	—	—	73
Write-off of shareholder note receivable	—	—	—	—	—	—	28
Acquisition of treasury stock	—	—	1,001,011	(149)	—	—
Non-cash interest on stockholder note	—	—	—	—	—	—	(8)
Sale of PartnerCommunity, Inc.	—	—	—	—	—	—	148
Net loss	—	—	—	—	—	—	—

Balance, December 31, 2002	458,224	27,656	1,001,011	(149)	46,848,876	469	—
Conversion of preferred stock- Series F- to common stock	(4,902)	(544)	—	—	600,251	6	—
Acquisition of treasury stock	—	—	18,953	(2)	—	—	—
Net loss	—	—	—	—	—	—	—

Balance, December 31, 2003	453,322	27,112	1,019,964	(151)	47,449,127	475	0

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Deferred	Additional
	Stock	Paid-in	Accumulated
	Compensation	Capital	Deficit	Total

	(In thousands, except share data)
Balance, December 31, 2000	$(2,148)	$161,460	(81,755)	$77,501
Issuance of preferred stock-Series F, net				25,564
Options issued for consulting services related to Series F issuance	—	8	—	8
Preferred stock dividends arising from beneficial conversion features	—	19,067	(19,067)	—
Issuance of warrants related to Series F preferred stock	—	9,446	(9,446)	—
Forfeitures of unvested stock options	421	(421)	—	—
Non-cash stock compensation expense	1,639	—	—	1,639
Exercise of stock options and warrants	—	10	—	11
Payment of stockholder note receivable	—	—	—	53
Non-cash interest on stockholder note	—	—	—	(20)
Warrants issued-non-cash settlement expense	—	495	—	495
Net loss	—	—	(90,989)	(90,989)

Balance, December 31, 2001	(88)	190,065	(201,257)	14,262
Issuance of stock related to Abiliti asset purchase, net	—	1,825	—	4,410
Warrants issued for transaction costs related to Abiliti asset purchase	—	615	—	615
Issuance of stock related to 2002 Private Placement, net	—	1,210	—	3,273
Issuance of warrants related to 2002 Private Placement	—	648	—	648
Forfeitures of unvested stock options	20	(20)	—	—
Non-cash stock compensation	68		—	68
Conversion of preferred stock- Series F- to common stock	—	2,306	—	—
Payment of stockholder note receivable	—	—	—	73
Write-off of shareholder note receivable	—	—	—	28
Acquisition of treasury stock	—	—	—	(149)
Non-cash interest on stockholder note	—	—	—	(8)
Sale of PartnerCommunity, Inc.	—	—	—	148
Net loss	—	—	(9,661)	(9,661)

Balance, December 31, 2002	—	196,649	(210,918)	13,707
Conversion of preferred stock- Series F- to common stock	—	538	—	—
Acquisition of treasury stock	—	—	—	(2)
Net loss	—	—	(3,610)	(3,610)

Balance, December 31, 2003	0	197,187	(214,528)	10,095

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

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In the second quarter of 2003, the Company signed a contract with a Columbian company, Empresa De Telecomunicaciones De Bogata (ETB). The total contract price is $10,515,526, but the amount the Company will receive and recognize as revenue is a net amount of $7,636,863, after Columbian withholding taxes. Revenue recognition is being performed on a percentage completion basis under SOP 81-1 for licenses and third-party software and professional services because the services are significant to the functionality of the software, and there is significant modification of the software. Training revenue is recognized as services are rendered. ETB is invoiced for licenses, professional services and third-party software as milestones of the project are completed. These milestones are defined by the contract as three main phases and three sub-phases within each phase. The first phase’s milestone required a replacement of the customer’s legacy system with RevChain, including a conversion and debugging plan; the second phase requires implementation of RevChain in all functionality to replace the legacy billing system for all call detail record based services; and the third phase requires the implementation of RevChain to replace the legacy billing system of all ETB services.

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

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Goodwill represents the excess of costs over the fair value of assets of business acquired. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”(“SFAS No. 142”). Goodwill and other intangible assets acquired in a purchase business combination and determined to have an infinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.

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

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(o)	Comprehensive Income (Loss)

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

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(9)	Accrued Expenses and Detail of Balance Sheet Accounts

(a)	Accrued Payroll and Other Accrued Expenses

      Accrued payroll and other accrued expenses consist of the following at December 31 (in thousands):

	2002	2003

Accrued payroll and related expenses	$1,571	$1,284
Due to subcontractors	194	612
Accrued professional fees	377	209
Restructuring accrual	144	26
Other accrued expenses	290	136

	$2,576	$2,267

      Accrued payroll and related expenses at December 31, 2002 and December 31, 2003 included accruals of $367,606 and $352,173, respectively, related to a severance agreement with James Daleen, Chairman of the Board of Directors and former President and Chief Executive Officer.

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amounts due to subcontractors at December 31, 2003 included $25,000 payable to Danet and $389,732 payable to Intesacol.

(b)	Detail of Balance Sheet Accounts

      The decrease in other assets includes a $500,000 write-off of the Company’s investment in BizProLink (See Note 13), a $300,000 write-off of prepaid license fees for a third-party software vendor because the contract expired and the products were no longer available to be sublicensed to customers. The decrease in other current assets includes $500,000 in insurance costs that were financed in 2003 instead of prepaid, as in 2002.

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

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In January 2001, the Company loaned $1,237,823 to its then Chairman, President and Chief Executive Officer and his limited partnership (collectively “the Makers”) to repay a margin loan which had been called when the market price of the Company’s common stock dropped below $5.00 per share. The business purpose of this loan was to avoid the sale of a significant number of shares of common stock on the open market and to insure that Mr. Daleen continued to own a significant equity interest in the Company. The loan bore interest at a rate of 8.75% per annum. The principal was payable in full January 31, 2006 with interest payable annually on January 31 of each year. The loan was secured by 901,945 shares of the Company’s common stock, and was non-recourse to the Makers except to the extent of 901,945 shares of the Company’s common stock held as the collateral. On January 31, 2002, an interest payment of $119,871 was due and payable. The interest payment was not made and as a result the loan was in default. Pursuant to the terms of the loan, the Company gave notice of default. On September 11, 2002, the makers surrendered the Company’s common stock held as collateral for the loan to the Company and the loan was deemed satisfied. The stock was recorded as treasury stock at a value of $135,292 or $0.15 per share (the closing price per share on The Nasdaq SmallCap Market on September 11, 2002). As a result of the loan being non-recourse, the Company had previously recorded a reserve for the difference between the face value of the loan plus accrued interest and the fair market value of the underlying collateral at the end of each period. The loan was written off in 2002.

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

      BizProLink.Com, Inc. (“BizProLink”), a nonpublic entity, is a customer of the Company. BizProLink purchased a software license from the Company. Revenue recognized related to BizProLink during the years ended December 31, 2001, 2002, and 2003 amounted to $422,300, $0, and $20,200, respectively. In November 2000, the Company made an investment in BizProLink for $1,500,000. During 2003, management performed assessments of the value of the investment based on information it obtained from BizProLink. During June 2003, Daleen was unable to obtain the information it requested. During the second quarter of 2003, the stock of BizProLink was sold to another company. The new company had no revenue, had very little cash and did not appear to be a viable entity. The stock that Daleen received in the transaction appeared to have no value. The Company determined that the $500,000 investment was impaired, and the investment was written off during the year ended December 31, 2003.

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

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

DALEEN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 provides additional guidance on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. As an element of standard commercial terms in the Company’s standard sales contracts, the Company often includes an indemnification clause that indemnifies the customer against liability and damages arising from any claims of patent, copyright, or other proprietary rights of any third party. Due to the nature of the indemnification provided to its customers, the Company cannot estimate the fair value, nor determine the total nominal amount of the indemnification. The Company evaluates estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies,” as interpreted by FIN 45, considering such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered any costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in its unaudited consolidated financial statements.

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

      The Company filed a preliminary proxy statement on January 28, 2004 in connection with the Reverse Split. If implemented, the Reverse Split would enable the Company to terminate the Company’s obligations to file annual, periodic reports and other filings with the SEC. If the Reverse Split is implemented, stockholders holding fractional shares of common stock after the Reverse Split would receive a cash payment equal to $.30 per pre-split share of common stock in lieu of the issuance of fractional shares. Stockholders holding less than 500 shares of common stock before the Reverse Split would be cashed out and would have no further equity interest in the Company. With respect to shares of common stock held in brokerage accounts, the Company intends to look through the stockholders of record to the beneficial owners of such shares for purposes of determining whether or not the Reverse Split results in such beneficial owners holding fractional shares on common stock. Payment also would be made to such beneficial owners in lieu of the issuance of any such fractional shares. The total estimated consideration (excluding fees and expenses) that would be paid as a result of the Reverse Split is expected to be approximately $225,000 and would be paid out of working capital or from the possible Bridge Loan. The Board of Directors has retained the discretion to determine whether or not to implement the Reverse Split even after receipt of the requisite stockholder approval.

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